Form 10-Q
period 2006-10-01
Susser Holdings CORP
filed 2006-11-15
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2006

Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4433 Baldwin Boulevard

Corpus Christi, Texas 78408

(Address of principal executive offices)

Registrant’s telephone number, including area code: (361) 884-2463

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	16,824,162 SHARES
(Class)	(Outstanding at November 15, 2006)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 1, 2006	October 1, 2006
	audited	Unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,116	$1,944
Accounts receivable, net of allowance for doubtful accounts of $0 at January 1, 2006 and $181 at October 1, 2006	44,173	45,684
Inventories, net	37,278	37,170
Assets held for sale	5,439	6,769
Other current assets	3,126	1,780

Total current assets	94,132	93,347

Property and equipment, net	224,226	233,855

Other assets:
Supply agreements, net	5,630	5,644
Favorable lease arrangements, net	12,811	5,386
Goodwill	—	20,224
Other intangible assets, net	19,770	13,994
Notes receivable, long-term portion	1,493	1,704
Other assets	3,072	3,552

Total other assets	42,776	50,504

Total assets	$361,134	$377,706

Liabilities and members’ interests
Current liabilities:
Accounts payable	$56,632	$57,616
Accrued expenses	32,128	35,391
Other current liabilities	1,782	2,112

Total current liabilities	90,542	95,119

Revolving line of credit	6,220	10,100
Senior unsecured notes	170,000	170,000
Deferred gain, long-term portion	28,811	30,103
Other noncurrent liabilities	7,402	6,675

Total long-term liabilities	212,433	216,878

Minority interests in consolidated subsidiaries	578	615

Commitments and contingencies

Members’ interests:
Common shares, no par value, 15,914,639 units authorized, 12,849,660 issued and outstanding as of January 1, 2006 and October 1, 2006	—	—
Additional paid-in capital	59,231	59,571
Retained earnings (deficit)	(1,650)	5,523

Total members’ interests	57,581	65,094

Total liabilities and members’ interests	$361,134	$377,706

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006
	(in thousands)
Revenues:
Merchandise sales	$86,686	$96,141	$248,810	$276,653
Motor fuel sales	436,412	503,484	1,122,343	1,483,537
Other income	5,033	5,479	16,026	17,383

Total revenues	528,131	605,104	1,387,179	1,777,573

Cost of sales:
Merchandise	58,752	65,163	168,027	186,130
Motor fuel	413,827	475,479	1,070,353	1,418,294
Other	116	138	382	471

Total cost of sales	472,695	540,780	1,238,762	1,604,895

Gross profit	55,436	64,324	148,417	172,678

Operating expenses:
Personnel	15,900	17,388	46,501	51,746
General and administrative	5,716	5,120	14,530	14,535
Other operating	14,137	17,198	38,509	48,413
Rent	2,265	5,567	6,820	16,651
Royalties	890	996	2,567	2,847
Loss (gain) on disposal of assets	107	2	(429)	(277)
Depreciation, amortization, and accretion	7,386	6,115	19,704	17,672

Total operating expenses	46,401	52,386	128,202	151,587

Income from operations	9,035	11,938	20,215	21,091

Other income (expense):
Interest expense	(3,786)	(4,670)	(10,797)	(14,088)
Other miscellaneous	1,219	106	1,149	217

Total other income (expense)	(2,567)	(4,564)	(9,648)	(13,871)

Minority interest in income (loss) of consolidated subsidiaries	52	(14)	(60)	(47)

Net income	$6,520	$7,360	$10,507	$7,173

Net income available to common unitholders	$5,394	$7,360	$6,955	$7,173

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations (Continued)

Unaudited

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006
Net income available to common unit holders:
Basic	$2.31	$0.57	$2.98	$0.56
Diluted	$2.26	$0.53	$2.91	$0.52
Weighted average units outstanding:
Basic	2,332,726	12,849,660	2,332,726	12,849,660
Diluted	2,390,484	13,814,211	2,390,484	13,814,211
Pro Forma Data:
Historical income available to common unit holders before taxes		$7,360		$7,173
Pro forma income tax expense		(2,576)		(2,510)

Net income available to common unit holders adjusted for pro forma income tax expense		$4,784		$4,663

Pro forma net income available to common unit holders after taxes
Basic		$0.37		$0.36
Diluted		$0.35		$0.34

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Predecessor October 2, 2005	Company October 1, 2006
Cash flows from operating activities
Net Income	$10,507	$7,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	19,704	17,672
Gain on disposal of property	(429)	(277)
Noncash stock-based compensation	1,188	340
Minority interest	57	37
Fair market value in nonqualifying derivatives	300	(106)
Changes in operating assets and liabilities:
Receivables	(12,099)	(1,511)
Inventories	(8,106)	107
Prepaid expenses and other current assets	(2,127)	1,346
Intangible assets	85	(420)
Other noncurrent assets	(167)	(493)
Accounts payable	20,204	985
Accrued liabilities	915	3,698
Other noncurrent liabilities	(362)	(64)

Net cash provided by operating activities	29,670	28,487

Cash flows from investing activities
Purchases of property and equipment	(40,847)	(39,462)
Proceeds from disposal of property and equipment	3,878	5,135

Net cash used in investing activities	(36,969)	(34,327)

Cash flows from financing activities
Changes in notes receivable	(20)	(212)
Payments on long-term debt	(9,645)	—
Revolving line of credit, net	11,990	3,880

Net cash provided by financing activities	2,325	3,668

Net increase (decrease) in cash	(4,974)	(2,172)
Cash and cash equivalents at beginning of year	13,156	4,116

Cash and cash equivalents at end of period	$8,182	$1,944

Supplemental disclosure of cash flow information
Cash paid for interest	$8,460	$9,648

See accompanying notes.

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1. Organization and Principles of Consolidation

These consolidated financial statements are composed of Susser Holdings Corporation (Susser or Company), a Delaware corporation, and its consolidated subsidiaries. As discussed more fully in Note 2, on October 24, 2006, Susser completed an initial public offering (IPO). Prior to the IPO, the Company conducted its business through Stripes Holdings LLC and its direct and indirect subsidiaries. The Company operates convenience stores and distributes motor fuels in Texas and Oklahoma. Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to convenience stores since 1988. Since this transaction was completed subsequent to the end of the third quarter 2006, the financial statements included herein reflect the results of operations and financial position of Stripes, its subsidiaries and predecessors.

Stripes was formed in December 2005 to acquire the interests of Susser Holdings, L.L.C. (Predecessor). On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P. (Wellspring), merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity. Wellspring and its affiliates invested approximately $91.9 million in cash equity, and Sam L. Susser, along with certain other members of management and board of directors, rolled over approximately $36.6 million in equity interests in Susser Holdings L.L.C., each pursuant to an exchange agreement with Stripes. At October 1, 2006, Wellspring and its affiliates owned approximately 72% of the voting equity interests of the Company, and Sam L. Susser and other members of management owned approximately 28%. (see Notes 3 and 11)

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•	SSP Partners (SSP), a Texas general partnership, operates convenience stores located primarily in South Texas and North Texas/Southern Oklahoma.

•	Susser Petroleum Company, LP (SPC), a Texas limited partnership, distributes motor fuels in Texas and Oklahoma.

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its consolidated subsidiary, Applied Petroleum Technologies, Ltd. (APT), a Texas limited partnership.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter of 2005 and 2006 refer to the 13-week periods ended October 2, 2005 and October 1, 2006, respectively. All references to the first nine months of 2005 and 2006 refer to the 39-week periods ended October 2, 2005 and October 1, 2006, respectively.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at October 1, 2006 and for the three and nine months ended October 2, 2005 and October 1, 2006 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our audited consolidated financial statements for the fiscal year ended January 1, 2006, included in our registration statement on Form S-1 (Registration No. 333-134033), as amended. A full description of our critical accounting policies is included in the notes to consolidated financial statements for the year ended January 1, 2006.

2. Subsequent Event - Initial Public Offering

On October 24, 2006, Susser completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. The Company received approximately $113.0 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.3 million or $1.38 per share. The proceeds are being used to redeem $50.0 million of the 10 5/8% senior notes due 2013, plus accrued interest and premium thereon, to repay outstanding borrowings under the revolving credit facility and for general corporate purposes, including growth capital.

Susser became, immediately prior to the IPO, the holding company of Stripes, which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. In connection with the corporate formation transactions, each holder of Class A units of Stripes received 0.718339 share of Susser common stock for each Class A unit held, and each holder of Class B units of Stripes received 0.130104 restricted share of common stock for each Class B unit held. All outstanding options to purchase Class A units were converted into options to purchase an aggregate of 205,285 shares of common stock on an equivalent basis at an exercise price of $13.92. See “Corporate Formation Transactions” in the Company’s registration statement on Form S-1 (Registration No. 333-134033), as amended, for more details on the corporation formation transactions.

Immediately prior to the corporate formation transactions, the Board of Managers of Stripes Holdings LLC declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final determination of the tax liability. It is currently estimated that an additional $0.6 million will be required to be distributed in accordance with the Stripes Holdings LLC Agreement, and this amount will be reflected as a liability in the opening balance sheet of Susser. However, the final amount to be distributed could be more or less depending on the final determination of taxable income attributable to members of Stripes up to the time of the corporate formation transactions.

After completion of the IPO, the former equity owners of Stripes, which includes the direct and indirect holders of the Class A units and Class B units of Stripes, received shares of common stock of Susser representing approximately 56% of the voting power of the outstanding capital stock. In addition to the converted options described above, concurrent with the IPO, the Company granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $16.50 per share.

The IPO by the Company, the receipt of proceeds and the use of proceeds received by the Company are not reflected in the Company’s financial statements as of October 1, 2006 included in this report as the offering was completed after the end of the third quarter 2006. Presented below are the unaudited pro forma condensed consolidated balance sheet as of October 1, 2006, as if the IPO had occurred at that date, and the unaudited pro forma condensed consolidated statements of operations for the three and nine months ended October 1, 2006 as if the IPO had occurred at the beginning of the respective periods.

Additionally, we have presented comparative unaudited pro forma condensed consolidated statements of operations for 2005, which give effect to the December 2005 transactions described in Note 3 below as well as the IPO, as if the transactions had occurred at the beginning of the respective periods. Additional discussion of these pro forma adjustments is contained in our registration statement on Form S-1 (Registration No. 333-134033), as amended.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Susser Holdings Corporation

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As Of October 1, 2006

(Dollars In Thousands)

Assets:
Cash	$44,340	(a)
Other current assets	97,605	(b)
Property, plant & equipment, net	233,855
Other assets	55,945	(c)

Total assets	$431,745

Liabilities and Stockholders Equity:
Current liabilities	$93,510	(d)
Revolving line of credit	—	(e)
Senior unsecured notes	120,000	(f)
Other long term liabilities	36,778
Minority interests in consolidated subsidiaries	615
Stockholders equity	180,842	(g)

Total liabilities and stockholders equity	$431,745

(a)	Reflects the net proceeds from the IPO, less redemption of notes, repayment of revolving line of credit, and $3.6 million estimated tax distribution to members.
(b)	Reflects an estimated $6.2 million short-term deferred tax asset to be recorded.
(c)	Reflects the write-off of $1.8 million unamortized debt issuance costs related to the note redemption, and $7.2 million estimated long-term deferred tax asset to be recorded.
(d)	Reflects the payment of $1.6 million accrued interest related to the note redemption.
(e)	Reflects the repayment of the outstanding balance on the revolving line of credit.
(f)	Reflects the redemption of $50.0 million of senior notes
(g)	Reflects the net proceeds from the IPO and the effect of recording the opening balances of deferred income taxes, reduced by $7.1 million penalties and write-off of unamortized debt issuance costs related to the note redemption, and the tax distribution to members.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Susser Holdings Corporation

Unaudited Pro Forma Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended				Nine Months Ended
	October 2, 2005		October 1, 2006		October 2, 2005		October 1, 2006
Total revenues	$528,131		$605,104		$1,387,179		$1,777,573
Total cost of sales	472,695		540,780		1,238,762		1,604,895
Total gross profit	55,436		64,324		148,417		172,678

Operating expenses:
Personnel	15,900		17,388		46,501		51,746
General and administrative	5,457	(a)	4,945	(f)	13,754	(a)	13,988	(f)
Operating	14,137		17,198		38,509		48,413
Rent	5,535	(b)	5,567		16,630	(b)	16,651
Royalties	890		996		2,567		2,847
Loss (gain) on disposal of assets and impairment charge	107		2		(429)		(277)
Depreciation, amortization, and accretion	7,004	(c)	6,053	(g)	18,523	(c)	17,484	(g)

Total operating expenses	49,030		52,149		136,055		150,852

Income from operations	6,406		12,175		12,362		21,826

Other income (expense):
Interest expense, net	(3,532	)(d)	(3,342	)(h)	(9,954	) (d)	(10,104	)(h)
Other miscellaneous	1,219		106		1,149		217

Total other income (expense)	(2,313)		(3,236)		(8,805)		(9,887)

Minority Interest in income of consolidated subsidiaries	52		(14)		(60)		(47)

Net income before income taxes	4,145		8,925		3,497		11,892

Income taxes	(1,451	)(e)	(3,124	)(e)	(1,224	)(e)	(4,162	)(e)

Net Income	$2,694		$5,801		$2,273		$7,730

Pro forma earnings per share:
Basic	0.16		0.34		0.14		0.46
Diluted	0.16		0.34		0.13		0.46
Weighted average number of shares outstanding:
Basic	16,824,162		16,824,162		16,824,162		16,824,162
Diluted	16,856,261		16,856,261		16,856,261		16,856,261

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

(a)	Reflects elimination of $1.0 million annual consulting expenses.
(b)	Reflects additional rent expense resulting from the sale/leaseback transaction of $3.3 million for the quarter and $9.8 million for the nine months.
(c)	Reflects the depreciation and amortization impacts of the sale/leaseback transaction, the step-up in basis of assets, the repayment of existing debt, the issuance of $170.0 million senior notes and the redemption of $50.0 million senior notes.
(d)	Reflects the issuance of $170.0 million senior notes, the repayment of existing debt, and the redemption of $50.0 million senior notes.
(e)	Reflects the estimated pro forma income tax provision.
(f)	Reflects the elimination of management fees.
(g)	Reflects the reduction in amortization expense related to the redemption of notes.
(h)	Reflects the redemption of $50.0 million senior notes.

3. Acquisitions and Related Transactions

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P., (Wellspring) merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity. Pursuant to the terms of the merger agreement, the preferred and common unitholders of Susser Holdings, L.L.C. received $276.8 million in aggregate merger consideration for their interests. Wellspring and its affiliates invested approximately $91.9 million in cash equity and Sam L. Susser, along with certain other members of management and board of directors, rolled over approximately $36.6 million in equity interests in Susser Holdings, L.L.C., each pursuant to an exchange agreement with Stripes Holdings LLC. We refer to the merger and the rollover transactions collectively as the Acquisition. As a result of the Acquisition, Susser Holdings, L.L.C. became a wholly owned subsidiary of Stripes Holdings LLC.

In addition to the Acquisition, SSP sold 74 retail stores to affiliates of National Retail Properties, Inc. for $170 million and entered into leaseback agreements for each of the stores; Susser Holdings, L.L.C. and Susser Finance Corporation issued $170 million 10 5/8 Senior Notes, due 2013; all existing indebtedness of Susser Holdings, L.L.C. and its subsidiaries was repaid and Susser Holdings L.L.C. entered into a new $50.0 million revolving credit facility. We refer to the Acquisition and these related financings as the December 2005 transactions. The historical financial statements presented herein reflect the results of Susser Holdings, L.L.C. (Predecessor) for the three and nine months ended October 2, 2005, and of Stripes Holdings LLC for the three and nine months ended October 1, 2006.

Stripes used the purchase method of accounting to record assets and liabilities acquired from Susser Holdings, L.LC. The balance sheet as of January 1, 2006, reflects preliminary estimates of purchase price allocation. The balance sheet as of October 1, 2006, reflects the final purchase price allocation, based on third party valuations and management’s fair value assessments. Following is a summary of the preliminary and final purchase price allocations:

Total Consideration:
Cash consideration, net of sale/leaseback proceeds, debt repayment, and seller transaction costs	$100,806
$170 million notes	170,000
Transaction costs	11,500
Deemed dividend to previous owners in excess of predecessor basis	(65,690)

$216,616

Preliminary Allocation of Purchase Price:
Current assets	$92,701
Property and equipment	224,964
Intangible assets	38,280
Other assets	4,533
Current liabilities	(107,273)
Other liabilities	(36,589)

$216,616

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Final Allocation of Purchase Price:
Current Assets	$95,332
Property and equipment	212,355
Intangible assets	28,460
Goodwill	20,224
Other assets	4,533
Current liabilities	(107,313)
Other liabilities	(36,975)

$216,616

4. New Accounting Pronouncements

SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The Company adopted SFAS No. 123(R) at the beginning of fiscal 2006. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we will apply SFAS No. 123(R) prospectively to newly issued stock options. Existing stock options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

EITF No. 06-3

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. We do not expect to change our presentation of such taxes, and we will provide additional disclosure upon the adoption of this Issue.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases, derivative contracts and financial guarantees. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact on our financial statements.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

5. Inventories

Inventories consisted of the following:

	January 1, 2006	October 1, 2006
	(in thousands)
Merchandise	$23,191	$22,766
Fuel	11,089	11,051
Lottery	1,405	1,382
Maintenance spare parts and equipment	1,593	2,383
Less allowance for inventory shortage and obsolescence	—	(412)

Total	$37,278	$37,170

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	January 1, 2006	October 1, 2006
	(in thousands)
Land	$107,034	$114,569
Buildings and leasehold improvements	60,894	49,119
Equipment	51,449	63,741
Construction in progress	5,587	21,333

	224,964	248,762
Less accumulated depreciation	738	14,907

Total	$224,226	$233,855

7. Intangible Assets

The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142. These assets consist primarily of supply agreements, favorable leasehold arrangements and loan origination costs, all of which are amortized over the respective lives of the agreements. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets as of January 1, 2006 and October 1, 2006:

	January 1, 2006			October 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Supply agreements	$5,655	$25	$5,630	$6,384	$740	$5,644
Favorable lease arrangements	12,821	10	12,811	6,907	1,521	5,386
Loan origination costs	7,630	33	7,597	7,565	812	6,753
Other	200	144	56	200	158	42

Total	$26,306	$212	$26,094	$21,056	$3,231	$17,825

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

As of January 1, 2006, the Company had recorded an indefinite-lived intangible asset of $12.1 million for the Laredo Taco Company brand name, based on the preliminary purchase price allocation. The final purchase price allocation has been subsequently finalized, and as of October 1, 2006, the Company recorded $7.2 million for the Laredo Taco Company brand name and also recorded $20.2 million of goodwill. These indefinite-lived intangible assets are not being amortized and will be evaluated for future impairment in accordance with SFAS No. 142.

8. Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2006	October 1, 2006
	(in thousands)
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$6,220	$10,100
10 5/8% senior unsecured notes due 2013	170,000	170,000

Total long-term debt	$176,220	$180,100

Revolving Credit Agreement

In December 2005, Susser Holdings, L.L.C. and SSP entered into a new five-year revolving credit facility (the Revolver) in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. The Company and each of its existing and future domestic subsidiaries, with the exception of one non wholly-owned subsidiary, are guarantors of the Revolver. The loans are secured by a perfected first priority security interest in inventory, accounts receivable, and certain ownership interests.

At October 1, 2006, our borrowing base was sufficient to support the $50.0 million availability under the Revolver, under which $10.1 million in loans were outstanding and letters of credit commitments were $2.9 million, leaving $37.0 million of availability. The interest rates under the Revolver are calculated at our option at either a prime rate or a LIBOR rate plus, in each case, a margin. As of October 1, 2006, the interest on the Revolver was 9.0%. As of October 1, 2006, the Company was in compliance with all covenants required by the Revolver.

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170 million 10 5/8% senior unsecured notes (the Senior Notes). The Senior Notes pay interest semiannually in cash in arrears on June 15 and December 15 of each year, commencing on June 15, 2006. The Senior Notes mature on December 15, 2013, and are redeemable, in whole or in part, at any time on or after December 15, 2009, at specified redemption prices plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Senior Note before December 15, 2008, with the net proceeds of certain equity offerings. The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non wholly-owned subsidiary. The Senior Notes rank equally in right of payment to all existing and future unsecured senior debt and senior in right of payment to existing and future senior subordinated and subordinated debt.

On October 24, 2006, the Company gave notice to the holders of the Senior Notes that it intends to use a portion of the proceeds of its initial public offering to redeem $50.0 million of the Senior Notes, plus accrued interest of $2.3 million and premium of $5.3 million. The redemption will be completed on November 24, 2006. On September 18, 2006, the Company filed a registration statement with respect to an offer to exchange each of the Senior Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest). The Company intends to make the exchange offer following the redemption discussed above and subject to having the registration statement relating to such exchange offer first delivered effective by the Securities and Exchange Commission.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Derivative Financial Instruments

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, the Company entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25 million, with a maturity date of December 29, 2006. On a semiannual basis, the Company settles with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount of $25 million for that period. As of October 1, 2006, LIBOR was at 5.3%. As of January 1, 2006, and October 1, 2006, the estimated fair value of the swap was a loss of $330,000 and $224,000, respectively, which was recorded on the accompanying balance sheets in accrued expenses. Net proceeds paid or received and the change in value of the swap are recorded as a reduction to or increase in interest expense.

9. Commitments and Contingencies

Material Contracts

On July 28, 2006, the Company entered into a new fuel supply agreement with Valero Marketing and Supply Company to supply substantially all of our retail stores and certain wholesale locations that were supplied by CITGO. The agreement expires July 31, 2018, but subsequently provides for automatic one-year renewals unless cancelled by either party upon 365 days notice. In connection with this new supply agreement, the Company is rebranding, at its expense, substantially all of its existing retail stores supplied by CITGO to the Valero or Shamrock brand, or to the Stripes brand. Stripes branded locations will also be supplied by Valero under this agreement. The transition from the CITGO brand to the Valero brands began in September 2006, and is expected to take six to nine months.

Leases

The Company leases a portion of its convenience store properties under noncancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

Letters of Credit

The Company was contingently liable for $2.9 million related to irrevocable letters of credit required by various insurers and suppliers at October 1, 2006.

Environmental Remediation

The Company is currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. The Company accrues for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, the Company has recorded estimated undiscounted liabilities for these sites totaling $3.4 million, of which $2.0 million are classified as accrued expenses as of October 1, 2006, with the balance included in other noncurrent liabilities. Approximately $0.6 million of the environmental reserve represents our estimate of deductibles under insurance policies that we anticipate being required to pay for remediation not covered under the state reimbursement programs. Under state reimbursement programs, the Company is eligible to receive reimbursement for the majority of future remediation costs, as well as the remediation costs previously paid. Accordingly, the Company has recorded a net receivable of $4.5 million and $5.0 million for the estimated probable state reimbursements as of January 1, 2006 and October 1, 2006, respectively.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Self-Insurance

The Company is partially self-insured for its general liability and employee health insurance. The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. The Company is a nonsubscriber under Texas Workers’ Compensation Act and maintains an ERISA-based employee injury plan, which is partially self insured. As of October 1, 2006, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.1 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Refiner Rebates

The Company receives refiner rebates and other incentive payments from a number of its major fuel suppliers. A portion of the refiner rebates is passed on to the Company’s wholesale branded dealers under the same terms as required by its fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if the Company (or its branded dealers) elects to discontinue selling the specified brand of fuel at certain locations. As of October 1, 2006, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $6.9 million. Of this amount, approximately $4.3 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. The Company has $3.1 million recorded on the balance sheet as deferred revenue.

10. Interest Expense and Interest Income

The components of interest expense and interest income are as follows:

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006
	(in thousands)
Cash interest expense	$4,243	$4,838	$11,295	$14,603
Noncash interest expense	121	—	260	—
Fair market value change in derivatives	(205)	(39)	(300)	(106)
Capitalized interest	(246)	(77)	(246)	(262)

Total interest expense	$3,913	$4,722	$11,009	$14,235

Cash interest income	$127	$52	$212	$147

Interest expense, net	$3,786	$4,670	$10,797	$14,088

11. Members’ interests

On December 21, 2005, Wellspring and its affiliates invested approximately $91.9 million in cash equity in Stripes and Sam L. Susser, along with certain other members of management and board of directors, rolled over approximately $36.6 million in equity interests in Susser Holdings, L.L.C., each pursuant to an exchange agreement with Stripes. Wellspring and its affiliates owned approximately 72% of the voting equity interests of Stripes, and Sam L. Susser and other members of management owned approximately 28%.

As of January 1, 2006 and October 1, 2006, Stripes had authorized the issuance of 15,914,639 units, of which (i) 14,400,000 units were designated as Class A units (the Class A units), 12,849,660 of which were issued and outstanding and 1,440,796 of which were reserved for issuance under the Stripes Holdings LLC Unit Option Plan (the Unit Option Plan) in accordance with its terms, and (ii) 1,514,639 units were designated as Class B units.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

In connection with the IPO, which was completed on October 24, 2006, each holder of Class A units of Stripes received 0.718339 share of Susser Holdings Corporation common stock for each Class A unit held by them immediately prior to the corporate formation transactions, and each holder of Class B units of Stripes received 0.130104 restricted share of common stock for each Class B unit held by them (see Note 2). In total, the Class A and Class B units were exchanged for 9,349,162 shares of common stock. The Company sold 7,475,000 shares in its IPO, resulting in total outstanding shares of common stock of 16,824,162. Additionally, all outstanding options to purchase Class A units were converted into options to purchase an aggregate of 205,285 shares of common stock on an equivalent basis at an exercise price of $13.92, and the Company granted additional options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $16.50.

12. Share-Based Compensation

Stripes granted a total of 912,823 Class B Units to members of management and directors on December 21, 2005, concurrent with the closing of the Acquisition. The units vested over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. The Class B units were nonvoting interests and ranked behind the Class A units in terms of priority on distribution, and therefore had no immediate liquidation value on the date of grant. Management has estimated the fair value of the Class B units granted to be $1.93 per unit using the minimum value method.

The following table summarizes certain information regarding the Class B unit grants:

	Number of Units Granted	Grant-Date Fair Value per Unit
Nonvested amount at January 1, 2006	912,823	$1.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested amount at October 1, 2006	912,823	$1.93

The Company is recognizing non-cash compensation expense over the vesting period of these unit grants, beginning in the first quarter of 2006. Stock-based compensation expense of $339,000 was recognized for the first nine months of 2006. The remaining compensation expense to be recognized over the next 51 months is a total of $1.4 million. Subsequent to the end of the third quarter 2006, in connection with the IPO, the Class B unit holders received 0.130104 restricted shares of Susser common stock for each Class B unit held by them immediately prior to the corporate formation transactions, with such shares of restricted stock having vesting and forfeiture terms similar to the terms of the Class B units (see Note 2).

On December 26, 2005, the Company adopted the Stripes Holdings LLC Unit Option Plan (the Stripes Option Plan), under which 328,506 options were issued to employees and directors. The exercise price was set at the fair value at date of issue. The options had a ten-year life, and vested over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. The Company adopted SFAS No. 123(R ) during the first quarter of 2006. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we will apply SFAS No. 123(R) prospectively to newly issued stock options. Existing stock options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

The following table summarizes certain information regarding the Stripes Option Plan activity:

	Number Options Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at January 1, 2006	328,506	$10.00	$10.00
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(42,716)	$10.00	$10.00

Balances at October 1, 2006	285,790	$10.00	$10.00

The weighted-average fair value of options granted during fiscal 2005 was $1.93 per incentive option. The fair value of each incentive option grant was estimated on the grant date using the minimum value method. Because the Company accounts for its incentive options using the prospective approach, no compensation cost has been recognized in the statements of income for the Company’s fixed incentive option plan as all options granted had an exercise price equal to or greater than the fair value of the underlying units on the date of grant. Had compensation cost for the management incentive option plan been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net income for the periods presented would have been reduced as follows:

	Three Months Ended		Nine Months Ended
	Predecessor	Company	Predecessor	Company
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
	(in thousands)
Net income (loss), as reported	$6,520	$7,360	$10,507	$7,173
Deduct:
Compensation expense on options determined under fair value based method for all awards	—	(25)	—	(108)

Pro forma net income	$6,520	$7,335	$10,507	$7,065

Subsequent to the end of the third quarter 2006, in connection with the IPO, the options under the Stripes Option Plan were converted into options to purchase an aggregate of 205,285 shares of Susser common stock on an equivalent basis at an exercise price of $13.92, with such converted options having similar vesting and forfeiture terms to those of the options originally granted under the Stripes Option Plan In addition, the Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan, under which options to purchase 1,023,006 shares of common stock were granted at an exercise price of $16.50 per share. (see Note 2).

13. Segment Reporting

The Company operates its business in two primary segments. The retail segment, SSP, operates retail convenience stores in Texas and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC (a subsidiary of SSP), purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Predecessor

Segment Financial Data for the Three Months Ended October 2, 2005

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$86,686	$—	$—	$—	$86,686
Fuel	215,257	392,910	(171,755)	—	436,412
Other	4,066	913	(114)	168	5,033

Total revenue	306,009	393,823	(171,869)	168	528,131
Gross profit:
Merchandise	27,934	—	—	—	27,934
Fuel	15,799	6,786	—	—	22,585
Other	4,066	913	(114)	52	4,917

Total gross profit	47,799	7,699	(114)	52	55,436

Selling, general, and administrative	34,132	2,868	(114)	2,022	38,908
Depreciation, amortization, and accretion	5,445	1,209	—	732	7,386
Other operating expenses (income)	107	—	—	—	107

Operating income (loss)	$8,115	$3,622	$—	$(2,702)	$9,035

Gallons	88,728	200,604	(89,670)	—	199,662
Total assets	$269,452	$89,512	$(7,108)	$5,654	$357,510
Capital expenditures	$6,244	$2,676	$—	$73	$8,993

Company

Segment Financial Data for the Three Months Ended October 1, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$96,141	$—	$—	$—	$96,141
Fuel	253,300	452,292	(202,108)	—	503,484
Other	4,436	988	(111)	166	5,479

Total revenue	353,877	453,280	(202,219)	166	605,104
Gross profit
Merchandise	30,978	—	—	—	30,978
Fuel	20,225	7,780	—	—	28,005
Other	4,435	988	(111)	29	5,341

Total gross profit	55,638	8,768	(111)	29	64,324

Selling, general, and administrative	42,592	2,836	(111)	952	46,269
Depreciation, amortization, and accretion	4,647	1,181	—	287	6,115
Other operating expenses (income)	20	(21)	—	3	2

Operating income (loss)	$8,379	$4,772	$—	$(1,213)	$11,938

Gallons	96,249	208,738	(95,794)	—	209,193
Total assets	$274,362	$93,517	$(2,809)	$12,636	$377,706
Capital expenditures	$17,724	$831	$—	$26	$18,581

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Predecessor

Segment Financial Data for the Nine Months Ended October 2, 2005

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$248,810	$—	$—	$—	$248,810
Fuel	572,253	990,463	(440,373)	—	1,122,343
Other	12,925	2,797	(341)	645	16,026

Total revenue	833,988	993,260	(440,714)	645	1,387,179
Gross profit:
Merchandise	80,783	—	—	—	80,783
Fuel	36,026	15,964	—	—	51,990
Other	12,925	2,797	(341)	263	15,644

Total gross profit	129,734	18,761	(341)	263	148,417

Selling, general, and administrative	98,514	7,339	(341)	3,415	108,927
Depreciation, amortization, and accretion	15,408	3,477	—	819	19,704
Other operating expenses (income)	(43)	—	—	(386)	(429)

Operating income (loss)	$15,855	$7,945	$—	$(3,585)	$20,215

Gallons	273,713	598,066	(271,554)	—	600,225
Total assets	$269,452	$89,512	$(7,108)	$5,654	$357,510
Capital expenditures	$37,079	$3,670	$—	$98	$40,847

Company

Segment Financial Data for the Nine Months Ended October 1, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$276,653	$—	$—	$—	$276,653
Fuel	752,619	1,333,307	(602,389)	—	1,483,537
Other	14,166	2,939	(332)	610	17,383

Total revenue	1,043,438	1,336,246	(602,721)	610	1,777,573
Gross profit
Merchandise	90,523	—	—	—	90,523
Fuel	45,233	20,010	—	—	65,243
Other	14,166	2,939	(332)	139	16,912

Total gross profit	149,922	22,949	(332)	139	172,678

Selling, general, and administrative	124,159	7,732	(332)	2,633	134,192
Depreciation, amortization, and accretion	12,932	3,897	—	843	17,672
Other operating expenses (income)	(247)	(30)	—	—	(277)

Operating income (loss)	$13,078	$11,350	$—	$(3,337)	$21,091

Gallons	300,568	637,670	(297,052)	—	641,186
Total assets	$274,362	$93,517	$(2,809)	$12,636	$377,706
Capital expenditures	$37,256	$2,135	$—	$71	$39,462

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

13. Net Income and Loss per Unit

The Company is presenting net income or loss per unit, using the guidance provided in SFAS No. 128, Earnings per Share (EPS). Under SFAS No. 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common unitholders by the weighted average number of common units outstanding for the period. Since the Company was organized as a partnership for the periods presented, we are presenting historical EPS as earnings per common unit for Susser Holdings, L.L.C. for the three and six months ended October 2, 2005, and as earnings per common Class A unit for Stripes Holdings LLC for the three and six months ended October 1, 2006. Net income or loss available to common unit holders represents reported net income or loss less dividends accrued on the Series B and Series C redeemable preferred stock.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Diluted EPS includes in-the-money stock options using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore such options are excluded from the diluted EPS computation. Per unit information is based on the weighted average number of common units outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common units resulting from the assumed conversion of outstanding stock options for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006

Net income	$6,520	$7,360	$10,507	$7,173
Dividends Accrued on Series B and Series C Preferred Stock	1,126	—	3,552	—

Net income available to common unit holders	$5,394	$7,360	$6,955	$7,173

Denominator for basic earnings per share - weighted average number of common units outstanding during the period	2,332,726	12,849,660	2,332,726	12,849,660
Incremental common units attributable to exercise of outstanding dilutive options and restricted units	57,758	964,551	57,758	964,551

Denominator for diluted earnings per comon unit	2,390,484	13,814,211	2,390,484	13,814,211

Net income available to common unit holders:
Basic	$2.31	$0.57	$2.98	$0.56

Diluted	$2.26	$0.53	$2.91	$0.52

Units not included in diluted net income available to common unit holders because the effect would have been anti-dilutive	145,473	—	145,473	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our registration statement on Form S-1 (File No. 333-134033), as amended, including the audited consolidated financial statements for the fiscal year ended January 1, 2006. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter and first nine months of 2006 refer to the 13-week and 39-week periods, respectively, ended October1, 2006. All references to the third quarter and first nine months of 2005 refer to the 13-week and 39-week periods, respectively, ended October 2, 2005. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements.” These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings, costs of our store rebranding initiatives, expansion of our foodservice offerings, potential acquisitions, and potential new store openings and dealer locations, are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, supermarkets, hypermarkets, other non-traditional retailers located in our markets, and other wholesale fuel distributors;

•	Changes in economic conditions generally and in the markets we serve;

•	Volatility in crude oil and wholesale petroleum costs;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Wholesale cost increases of tobacco products;

•	Adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Consumer behavior, travel and tourism trends;

•	Devaluation of the Mexican peso or imposition of restrictions on access of Mexican citizens to the United States;

•	Unfavorable weather conditions;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise, two principal suppliers for gasoline and one principal provider for the transportation of substantially all of our motor fuel;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” in Part II of this document, and those contained in our registration statement on Form S-1 (File No. 333-134033). The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of October 1, 2006, our retail segment operated 323 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the first nine months of 2006, our wholesale motor fuel segment purchased 641.2 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net income and Adjusted EBITDA for the third quarter 2006 were $605.1 million, $7.4 million and $18.3 million, respectively, compared to $528.1 million, $6.5 million and $17.8 million, respectively, for the third quarter 2005. Total revenues, net income and Adjusted EBITDA for the first nine months of 2006 were $1,777.6 million, $7.2 million and $39.3 million, respectively, compared to $1,387.2 million, $10.5 million and $40.6 million, respectively, for the first nine months of 2005. Adjusted EBITDA for third quarter and first nine months of 2006 includes an additional $3.3 million and $9.8 million, respectively, in rent expense related to the sale leaseback transaction completed in December 2005. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months, and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

On July 28, 2006, we entered into a new fuel supply agreement with Valero Marketing and Supply Company to supply all of our retail stores and certain wholesale locations that are currently supplied by CITGO. The agreement expires July 31, 2018, but subsequently provides for automatic one-year renewals unless cancelled by either party upon 365 days notice. In connection with this new supply agreement, we are rebranding all of our existing retail stores supplied by CITGO to the Valero or Shamrock brand, or to the Stripes brand. Stripes branded locations will also be supplied by Valero under this agreement. We began the transition from the CITGO brand to the Valero brands in late September 2006, and expect this transition to take six to nine months. As of the end of the third quarter, we had converted 6 stores from CITGO to Valero, with another 81 conversions completed during October 2006. This is a significant undertaking that impacts a variety of operational procedures, marketing initiatives and credit card programs. Based on initial feedback, the company is confident the end result will be worth the cost and effort and will be well received by our consumers.

In addition to the fuel rebranding initiative, we are continuing with the retail store rebranding from Circle K to Stripes, which we expect to have substantially completed by year-end. In addition to the 5 existing Stripes stores in Houston, we have opened 4 new locations as Stripes and converted 48 stores, for a total of 57 retail stores operating as Stripes as of October 1, 2006. We completed the conversion of an additional 39 stores during the month of October 2006. We have seen no measurable deterioration in sales as a result of such rebranding.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Company October 2, 2005	Company October 1, 2006
Revenues:
Merchandise Sales	16.4%	15.9%	17.9%	15.5%
Fuel Sales	82.6%	83.2%	80.9%	83.5%
Service Revenue and other	1.0%	0.9%	1.2%	1.0%

Total Revenues	100.0%	100.0%	100.0%	100.0%

Cost of Sales	89.5%	89.4%	89.3%	90.3%
Gross Profit:
Merchandise	5.3%	5.1%	5.8%	5.1%
Fuel	4.3%	4.6%	3.8%	3.7%
Service gross profit and other	0.9%	0.9%	1.1%	0.9%

Total gross profit	10.5%	10.6%	10.7%	9.7%
Selling, general and administrative expenses	7.4%	7.7%	7.9%	7.5%
Depreciation, amortization and accretion	1.4%	1.0%	1.4%	1.0%
Other operating expenses (income)	0.0%	(0.1)%	(0.1)%	0.0%

Income from operations	1.7%	2.0%	1.5%	1.2%
Interest and other	0.5%	0.8%	0.7%	0.8%

Net Income	1.2%	1.2%	0.8%	0.4%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006
	(dollars and gallons in thousands)
Revenue:
Merchandise sales	$86,686	$96,141	$248,810	$276,653
Motor fuel—retail	215,257	253,300	572,253	752,619
Motor fuel—wholesale	221,155	250,184	550,090	730,918
Other	5,033	5,479	16,026	17,383

Total revenue	$528,131	$605,104	$1,387,179	$1,777,573
Gross profit:
Merchandise	$27,934	$30,978	$80,783	$90,523
Motor fuel—retail	15,799	20,225	36,026	45,233
Motor fuel—wholesale	6,786	7,780	15,964	20,010
Other	4,917	5,341	15,644	16,912

Total gross profit	$55,436	$64,324	$148,417	$172,678
Adjusted EBITDA (1):
Retail	$13,666	$13,046	$31,220	$25,763
Wholesale	4,831	5,936	11,422	15,217
Other	(729)	(653)	(2,024)	(1,654)

Total Adjusted EBITDA	$17,768	$18,329	$40,618	$39,326

Retail merchandise margin	32.2%	32.2%	32.5%	32.7%
Merchandise same store sales growth	(0.5)%	8.0%	4.0%	6.0%
Average per retail store per week:
Merchandise sales	$21.0	$23.0	$20.6	$22.2
Motor fuel gallons	21.7	23.2	22.8	24.3
Motor fuel gallons sold:
Retail	88,728	96,249	273,713	300,568
Wholesale	110,934	112,944	326,512	340,618
Average retail price of motor fuel	$2.43	$2.63	$2.09	$2.50
Motor fuel gross profit cents per gallon:
Retail	17.81 ¢	21.01 ¢	13.16 ¢	15.05 ¢
Wholesale	6.12 ¢	6.89 ¢	4.89 ¢	5.87 ¢

(1)	We define EBITDA as net income before interest expense, net, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the December 2005 transactions and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses, marketing expenses, management fees and other items) are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance because

•	it is used as a performance and liquidity measure under our subsidiaries’ revolving credit facility and the indenture governing our senior notes, including for purposes of determining whether they have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends to us;

•	securities analysts and other interested parties use it as a measure of financial performance and debt service capabilities;

•	it facilitates management’s ability to measure operating performance of our business because it assists us in comparing our operating performance on a consistent basis since it removes the impact of items not directly resulting from our retail convenience stores and wholesale motor fuel distribution operations;

•	it is used by our management for internal planning purposes, including aspects of our consolidated operating budget, capital expenditures, as well as for segment and individual site operating targets; and

•	it is used by our board of directors and management for determining certain management compensation targets and thresholds.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or senior notes;

•	they do not reflect payments made or future requirements for income taxes;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006
	(in thousands)
Net income	$6,520	$7,360	$10,507	$7,173
Depreciation, amortization, and accretion	7,386	6,115	19,704	17,672
Interest expense, net	3,786	4,670	10,797	14,088

EBITDA	$17,692	$18,145	$41,008	$38,933
Non-cash stock based compensation	1,188	113	1,188	339
Management fee	—	175	—	547
Loss (gain) on disposal of assets	107	2	(429)	(277)
Other miscellaneous	(1,219)	(106)	(1,149)	(216)

Adjusted EBITDA	$17,768	$18,329	$40,618	$39,326

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006
	(in thousands)
Net cash provided by operating activities	$29,670	$28,487
Changes in operating assets & liabilities	1,657	(3,649)
Gain on disposal of assets	429	277
Non-cash stock based compensation expense	(1,188)	(339)
Minority interest	(57)	(37)
Fair market value in nonqualifying derivatives	(300)	106
Interest expense, net	10,797	14,088

EBITDA	$41,008	$38,933
Non-cash stock based compensation	1,188	339
Management fee	—	547
Gain on disposal of assets	(429)	(277)
Other miscellaneous	(1,149)	(216)

Adjusted EBITDA	$40,618	$39,326

The following table presents a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment Nine Months Ended		Wholesale Segment Nine Months Ended		All Other Nine Months Ended		Total Nine Months Ended
	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006	Predecessor October 2, 2005	Company October 1, 2006
Operating income (loss)	$15,889	$13,078	$8,260	$11,350	$(3,934)	$(3,337)	$20,215	$21,091
Depreciation, amortization, and accretion	15,408	12,932	3,477	3,898	819	843	19,704	17,673
Other miscellaneous	—	—	—	—	1,149	216	1,149	216
Minority interest	—	—	—	—	(60)	(47)	(60)	(47)

EBITDA	31,297	26,010	11,737	15,248	(2,026)	(2,325)	41,008	38,933
Non-cash stock based compensation	—	—	—	—	1,188	339	1,188	339
Management fee	—	—	—	—	—	547	—	547
Loss (gain) on disposal of assets and impairment charge	(77)	(247)	(315)	(31)	(37)	1	(429)	(277)
Other operating expenses	—	—	—	—	(1,149)	(216)	(1,149)	(216)

Adjusted EBITDA	$31,220	$25,763	$11,422	$15,217	$(2,024)	$(1,654)	$40,618	$39,326

Third Quarter 2006 Compared to Third Quarter 2005

The following discussion of results for third quarter 2006 compared to third quarter 2005 compares the 13-week period of operations ended October 1, 2006, of Stripes Holdings LLC, to the 13-week period of operations ended October 2, 2005, of Susser Holdings, L.L.C. as predecessor company. The December 2005 transactions did not have a material impact on our core retail and wholesale operations, and therefore the results of operations of the Company and Predecessor are comparable, with the exception of lease expense and interest expense which were impacted by the financing transactions.

Total Revenue. Total revenue for third quarter 2006 was $605.1 million, an increase of $77.0 million, or 14.6%, over 2005. The increase in total revenue was driven by a 10.1% increase in the average sales price of motor fuel, a 10.9% increase in merchandise sales and an 4.8% increase in motor fuel gallons sold, each as further described below.

Total Gross Profit. Total gross profit for third quarter 2006 was $64.3 million, an increase of $8.9 million, or 16.0%, over 2005. The increase was primarily attributable to increases in merchandise sales, motor fuel margins and motor fuel volumes as further discussed below.

Merchandise Sales and Gross Profit. Merchandise sales were $96.1 million for 2006, a $9.5 million, or 10.9%, increase over 2005. Our performance was due to an 8.0% merchandise same store sales increase, accounting for $6.9 million of the increase, with the balance due to the addition of 8 new retail stores. Key categories contributing to the same store sales increase were Laredo Taco Company, beer, and packaged and fountain beverages. Merchandise gross profit was $31.0 million for 2006, a $3.0 million, or 10.9%, increase over 2005, which was driven by the increase in merchandise sales. Merchandise margins were 32.2% in both 2006 and 2005. Our merchandise margins do not include other income.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2006 were $253.3 million, an increase of 17.7% over 2005, driven by an 8.5% increase in the average retail price of motor fuel and an 8.5% increase in retail gallons sold. The increase in gallons was attributable to a 6.9% increase in average gallons per site and the opening of 8 new retail stores. Retail motor fuel gross profit increased by 28.0% over 2005, due to the increased gallons and an increase in the gross profit per gallon. Gross profit cents per gallon of 21.0 cents was 18.0% higher than 2005.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2006 were $250.2 million, a 13.1% increase over 2005. The increase was attributable to a 11.1% increase in average wholesale motor fuel prices and a 1.8% increase in gallons sold. Wholesale motor fuel gross profit of $7.8 million increased 14.7% over 2005 as gross profit cents per gallon increased to 6.9 cents for 2006 compared to 6.1 cents for 2005. The increase in gross profit cents per gallon was attained across all categories of gallons sold with the highest increases attributed to consignment motor fuel sales and unbranded motor fuel sales.

Other Revenue and Gross Profit. Other revenue of $5.5 million for third quarter 2006 increased by 8.9% over 2005. Gross profit associated with other revenue was $5.3 million, an increase of 8.6% over 2005. The retail segment had other revenue of $4.4 million in 2006 compared to $4.1 million in 2005. Retail segment other gross profit was $4.4 million and $4.1 million, respectively, as we record these service revenues on a net basis. The increase over last year was partially driven by an increase in income from prepaid services and lottery due to the introduction of a state lottery in Oklahoma in October 2005. The prepaid services and lottery increases were partly offset by the continuing decline in payphone and money order income. Other revenues and related gross profit for the wholesale segment were $1.0 million in 2006 and $0.9 million in 2005.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the third quarter 2006, personnel expense was $17.4 million, an increase of $1.5 million, or 9.4%, over 2005. The increase in personnel expense was primarily attributable to increases in our group health insurance expense and our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require more labor, are growing at a much higher rate than our other merchandise sales categories and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For third quarter 2006, general and administrative expenses decreased by $0.6 million, or 10.4%, from 2005. The decrease was primarily due to non-cash stock based compensation that was recognized in third quarter 2005.

Other Operating Expenses. Other operating expenses increased by $3.1 million, or 21.7% over 2005, which was largely driven by increased utility expense from higher energy costs ($0.7 million), credit card fees from the increase in the average retail price of motor fuel ($1.3 million), marketing and advertising costs associated with our Stripes rebranding initiative ($0.3 million) and maintenance costs ($0.4 million).

Rent Expense. Rent expense for third quarter 2006 of $5.6 million was $3.3 million or 145.8% higher than 2005, due to the December 2005 sale-leaseback transaction.

Royalty Expense. Royalty expense for the quarter of $1.0 million, was up $0.1 million or 11.9% over 2005 due to the increase in merchandise sales. We began rebranding our stores to the Stripes brand during the third quarter of 2006. As of October 1, 2006, in addition to the 5 existing Stripes stores in Houston, we have opened 4 new stores under the Stripes banner and have converted another 48 for a total of 57 Stripes branded retail stores. We expect that substantially all retail stores will be converted to the Stripes brand by the end of 2006. Upon the completion of our Stripes rebranding, royalty expense will be eliminated for all stores previously branded Circle K. To support our proprietary Stripes brand, we intend to increase our annual marketing expense by approximately $0.8 million per year.

Depreciation, Amortization and Accretion. Depreciation and amortization expense for third quarter 2006 of $6.1 million was down $1.3 million or 17.2% from 2005 due to the December 2005 transactions.

Income from Operations. Income from operations for third quarter 2006 was $11.9 million, compared to $9.0 million for 2005. The increase was attributable to the increase in sales and gross profit, which were partially offset by the higher rents and energy-related operating expenses discussed above.

Interest Expense, Net. Net interest expense for third quarter 2006 was $4.7 million, an increase of $0.9 million from 2005. The increase was due to the issuance of the 10 5/8% senior notes in December 2005, net of the repayment of all prior indebtedness.

Other Miscellaneous Income and Expense. Other miscellaneous income for third quarter 2006 is $0.1 million compared to $1.2 million in 2005. The decrease was primarily due to the realization of a $1.4 million gain in the third quarter of 2005 on the sale of certain warrants that were granted to Susser Holding LLC.

Net Income or Loss. We recorded net income for third quarter 2006 of $7.4 million, compared to net income of $6.5 million for 2005. The increase is primarily due to increased income from operations as discussed above.

Adjusted EBITDA. Adjusted EBITDA for third quarter 2006 was $18.3 million, an increase of $0.6 million, or 3.2%, compared to 2005. The increase is primarily due to the increase in income from operations offset by the additional $3.3 million of rent expense in the retail segment related to the December 2005 sale-leaseback, and to the increases in energy-related costs described above. Retail segment Adjusted EBITDA of $13.0 million decreased by $0.6 million, or 4.5% compared to 2005, primarily due to the additional rent and energy-related expenses. Wholesale segment Adjusted EBITDA of $5.9 million increased by $1.1 million, or 22.9%, over 2005 primarily due to the increased motor fuel gross profit.

Nine Months Ended October 1, 2006 Compared to Nine Months ended October 2, 2005

The following discussion of results for the first nine months of 2006 compared to the first nine months of 2005 compares the 39-week period of operations ended October 1, 2006, of Stripes Holdings LLC, to the 39-week period of operations ended October 2, 2005, of Susser Holdings, L.L.C. as predecessor company. The December 2005 transactions did not have a material impact on our core retail and wholesale operations, and therefore the results of operations of the Company and Predecessor are comparable, with the exception of lease expense and interest expense which were impacted by the financing transactions.

Total Revenue. Total revenue for the first nine months of 2006 was $1,777.6 million, an increase of $390.4 million, or 28.1%, over 2005. The increase in total revenue was driven by a 23.7% increase in the average sales price of motor fuel, an 11.2% increase in merchandise sales and a 6.8% increase in motor fuel gallons sold, each as further described below.

Total Gross Profit. Total gross profit for the first nine months of 2006 was $172.7 million, an increase of $24.3 million, or 16.3%, over 2005. The increase was primarily attributable to increases in merchandise sales, merchandise margins, motor fuel margins and motor fuel volumes as further discussed below.

Merchandise Sales and Gross Profit. Merchandise sales were $276.7 million for 2006, a $27.8 million, or 11.2%, increase over 2005. Our performance was due to a 6.0% merchandise same store sales increase, accounting for $14.7 million of the increase, with the balance due to the addition of 8 new retail stores. Key categories contributing to the same store sales increase were Laredo Taco Company, beer, packaged and fountain beverages, and snacks. Merchandise gross profit was $90.5 million for 2006, a $9.7 million, or 12.1%, increase over 2005, which was driven by the increase in merchandise sales and margins. Merchandise margins were 32.7%, up from 32.5% in 2005. Merchandise margin improvements were due to a more favorable product mix emphasizing Laredo Taco Company and dispensed and packaged beverages as well as improvements to shortages.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2006 were $752.6 million, an increase of 31.5% over 2005, driven by a 19.8% increase in the average retail price of motor fuel and a 9.8% increase in retail gallons sold. The increase in gallons was attributable to a 6.6% increase in average gallons per site and the opening of 8 new retail stores. Retail motor fuel gross profit increased by 25.6% over 2005, due to the increased gallons and an increase in the gross profit per gallon. Gross profit cents per gallon of 15.1 cents was 14.3% higher than 2005.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2006 were $730.9 million, a 32.9% increase over 2005. This increase was attributable to a 27.4% increase in average wholesale motor fuel prices and a 4.3% increase in gallons sold. Wholesale motor fuel gross profit of $20.0 million increased 25.3% over 2005 as gross profit cents per gallon increased to 5.9 cents for 2006 compared to 4.9 cents for 2005. The increase in gross profit cents per gallon was attained across all categories of gallons sold with the highest increases attributed to consignment motor fuel sales and unbranded motor fuel sales.

Other Revenue and Gross Profit. Other revenue of $17.4 million for the first nine months of 2006 increased by 8.5% over 2005. Gross profit associated with other revenue was $16.9 million, an increase of 8.1% over 2005. The retail segment had other revenue of $14.2 million in 2006 compared to $12.9 million in 2005. Retail segment other gross profit was $14.2 million and $12.9 million, respectively, as we record these service revenues on a net basis. The increase over last year was partially driven by an increase in income from prepaid services and lottery due to the introduction of a state lottery in Oklahoma in October 2005. The prepaid services and lottery increases were partly offset by the continuing decline in payphone and money order income. Other revenues and related gross profit for the wholesale segment were $2.9 million in 2006 and 2.8 million in 2005.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the first nine months of 2006, personnel expense was $51.7 million, an increase of $5.2 million, or 11.3%, over 2005. The increase in personnel expense was primarily attributable to increases in our group health insurance expense and our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require more labor, are growing at a much higher rate than our other merchandise sales and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For the first nine months of 2006, general and administrative expenses of $14.5 million were the same as the first nine months of 2005.

Other Operating Expenses. Other operating expenses increased by $9.9 million, or 25.7% over 2005, which was largely driven by increased utility expense from higher energy costs ($2.5 million), credit card fees from the increase in the average retail price of motor fuel ($3.9 million), maintenance expense ($1.2 million) and advertising expense ($0.8 million).

Rent Expense. Rent expense for the first nine months of 2006 of $16.7 million was $9.8 million or 144.1% higher than 2005, due to the December 2005 sale-leaseback transaction.

Royalty Expense. Royalty expense for the first nine months of 2006 of $2.8 million, was up $0.3 million or 10.9% over 2005 due to the increase in merchandise sales. We began rebranding our stores to the Stripes brand during the third quarter of 2006. As of October 1, 2006, in addition to the 5 existing Stripes stores in Houston, we have opened 4 new stores under the Stripes banner and have converted another 48, for a total of 57 Stripes branded retail stores. We expect that substantially all retail stores will be converted to the Stripes brand by the end of 2006. Upon the completion of our rebranding, royalty expense will be eliminated for all stores previously branded Circle K. To support our proprietary Stripes brand, we intend to increase our annual marketing expense by approximately $0.8 million per year.

Loss (Gain) on Disposal of Assets and Impairment Charges. Gain on disposal of assets for the first nine months of 2006 of $0.3 million decreased by $0.2 million from 2005 due to fewer sales of property with a gain over net book value.

Depreciation, Amortization and Accretion. Depreciation and amortization expense for the first nine months of 2006 of $17.7 million decreased $2.0 million or 10.3% from 2005 due to the December 2005 transactions.

Income from Operations. Income from operations for the first nine months of 2006 was $21.1 million, compared to $20.2 million for 2005. The increase was attributable to the increase in sales and gross profit, offset in part by higher rent expense and operating expenses as discussed above.

Interest Expense, Net. Net interest expense for the first nine months of 2006 was $14.1 million, an increase of $3.3 million from 2005. The increase was due to the issuance of the 10 5/8% senior notes in December 2005, net of the repayment of all prior indebtedness.

Other Miscellaneous Income and Expense. Other miscellaneous income for the first nine months of 2006 is $0.2 million compared to $1.1 million in 2005. The decrease was primarily due to the realization of a $1.4 million gain in the third quarter of 2005 on the sale of certain warrants that were granted to Susser Holdings LLC.

Net Income or Loss. We recorded net income for the first nine months of 2006 of $7.2 million, compared to net income of $10.5 million for 2005. The decrease is primarily due to increased rent expense of $9.8 million related to the December 2005 transactions and other operating expenses offsetting increases in sales and gross profit as discussed above.

Adjusted EBITDA. Adjusted EBITDA for the first nine months of 2006 was $39.3 million, a decrease of $1.3 million, or 3.2%, compared to 2005. The decrease is primarily due to the additional $9.8 million of rent expense related to the December 2005 sale-leaseback, and to the increases in energy-related costs described above. Retail segment Adjusted EBITDA of $25.8 million decreased by $5.5 million, or 17.5% compared to 2005, primarily due to the $9.8 million additional rent and utility and credit card expenses. Wholesale segment Adjusted EBITDA of $15.2 million increased by $3.8 million, or 33.2%, over 2005 primarily due to the increased motor fuel gross profit.

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and other financing transactions, to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break; and (iii) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.

Cash flows from operations were $29.7 million and $28.5 million for the first nine months of 2005 and 2006, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to the increased gross profit, net of increased operating expenses, as discussed above, the additional rent expense and interest expense related to the December 2005 transactions, and changes in working capital. We had $1.9 million of cash and cash equivalents on hand at October 1, 2006 compared to $8.2 million at October 2, 2005 and $4.1 million at January 1, 2006.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $9.0 million and $18.6 million during the third quarter of 2005 and 2006, respectively, and $40.8 million and $39.5 for the first nine months of 2005 and 2006, respectively. During third quarter 2006, we opened 4 new retail stores and closed 1 retail store, bringing our store count to 323 as of October 1, 2006. For the first nine months of 2006 we opened 8 and closed 4 retail stores. We have opened 3 additional retail stores and closed 3 retail stores since the end of the third quarter and have another 5 under construction. We expect to open a total of 16 to 18 new retail stores during 2006, and 18 to 22 stores for 2007. During fiscal 2006, we plan to invest approximately $38 to $42 million (net of approximately $16 to $18 million of lease financing) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities. Additionally, we expect to spend approximately $18.5 to $20.5 million in total on the Stripes and Valero rebranding initiatives, which should be completed by first quarter 2007. We plan to finance our capital spending plan with cash flow from operations, a portion of the proceeds from our initial public offering, borrowings under the revolving credit facility and additional lease financing.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended January 1, 2006	Three Months Ended October 1, 2006	Nine Months Ended October 1, 2006
Retail stores:
Number at beginning of period	306	320	319
New stores	16	4	8
Closed stores	(3)	(1)	(4)

Number at end of period	319	323	323

Wholesale dealer locations:
Number at beginning of period	333	352	346
New locations	30	14	27
Closed locations	(17)	(2)	(9)

Number at end of period	346	364	364

We have begun our rebranding initiative under which we are converting our stores from the Circle K brand to the Stripes brand, and expect to have substantially all stores rebranded by year-end. We estimate this initiative will require a one-time capital investment of approximately $7.5 million in 2006. To support our Stripes brand, we also intend to increase our annual marketing expense by $0.8 million. We paid $3.7 million for the use of the Circle K brand for the twelve months ended October 1, 2006. In addition to the 5 existing Stripes stores in Houston, we have opened 4 new locations under the Stripes banner and converted 48 stores, for a total of 57 Stripes branded stores as of October 1, 2006. We completed the conversion of an additional 39 stores during the month of October 2006. We have seen no measurable deterioration in sales as a result of the rebranding.

We have recently entered into a long-term fuel supply arrangement with Valero Marketing and Supply which expires July 13, 2018 and which will replace our CITGO supply to approximately 300 retail stores, in addition to some of our wholesale supply sites. We will be responsible for the capital cost of rebranding each location. We estimate this rebranding cost to be $11-$13 million in total, and expect it to occur over the 9-month period beginning in September 2006.

Cash Flows from Financing Activities. At October 1, 2006, our outstanding long-term debt was $180.1 million, including $10.1 million drawn on our revolving line of credit.

In December 2005, we issued $170.0 million aggregate principal amount of 10 5/8% senior notes due December 2013. We also executed sale/leaseback transactions for 74 of our retail convenience store properties for proceeds of $170.0 million. The proceeds of the debt and the concurrent sale/leaseback transaction, cash on balance sheet and new equity contributions were used to fund the aggregate merger consideration related to the December 2005 transactions, refinance our existing debt and pay related fees and expenses.

On October 24, 2006, we completed an initial public offering of Susser Holdings Corporation’s common stock. Immediately prior to the offering, Stripes Holdings LLC and Susser Holdings Corporation completed corporate formation transactions such that Stripes Holdings LLC and its subsidiaries became wholly-owned subsidiaries of Susser Holdings Corporation. We are using the net proceeds of this offering to redeem $50.0 million of our senior notes, repay the outstanding borrowing under our revolving credit facility, pay fees and expenses related to the offering and for general corporate purposes, including growth capital.

Revolving Credit Facility. On December 21, 2005, two of our subsidiaries entered into a new five-year revolving credit facility in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. We and each of our existing and future domestic subsidiaries (other than one non-wholly owned subsidiary) are guarantors under the facility. The proceeds from this revolving credit facility are used to finance ongoing working capital and other general corporate purposes.

At October 1, 2006, $10.1 million was outstanding under the revolving credit facility, and letters of credit amounted to $2.9 million, resulting in approximately $37.0 million of available borrowing capacity. As of October 1, 2006, we were in compliance with all covenants related to this facility. On October 24, 2006, we used a portion of the net proceeds from our initial public offering to repay approximately $18.7 million then outstanding under our revolving credit facility.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation sold $170.0 million of 10 5/8% senior unsecured notes due December 15, 2013. Interest on the senior notes is due on June 15 and December 15 of each year. Proceeds from the sale of the senior notes were used to fund the December 2005 transactions, repay existing indebtedness and pay related fees and expenses. We incurred approximately $6.9 million in costs associated with the senior notes, which was deferred and is being amortized over the life of the senior notes.

On October 24, 2006, the Company gave notice to the holders of the Senior Notes that it intends to use a portion of the proceeds of its initial public offering to redeem $50.0 million of the Senior Notes, plus accrued and unpaid interest of $2.3 million and premium of $5.3 million. The redemption will be completed on November 24, 2006. On September 18, 2006, the Company filed a registration statement with respect to an offer to exchange each of the Senior Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest). The Company intends to make the exchange offer following the redemption discussed above, and subject to having the registration statement relating to such exchange offer first declared effective by the Securities and Exchange Commission.

Properties. We completed a sale/leaseback of 74 properties in December 2005. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	January 1, 2006	October 1, 2006
Operating sites – fee owned:
Retail	110	117
Wholesale (a)	58	42

Total fee owned	168	159

Operating sites – leased:
Retail	209	206
Wholesale (a)	33	20

Total leased	242	226

Office locations – fee owned	6	6
Properties held for future development	7	5
Surplus properties for sale	34	38

(a)	On June 30, 2006, we sold 12 fee and 13 leased unattended fueling facilities.

Long Term Liquidity. In addition to the financing completed in the December 2005 transactions and our initial public offering, we expect that our cash flows from operations, lease financings and revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions, new store openings, and our store and fuel rebranding initiatives, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. In addition, any of the items discussed in detail (or referred to) under “Item 1A. Risk Factors” of Part II of this document may also significantly impact our liquidity.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last eleven quarters. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2004								2005							2006
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (a)		First Quarter		Second Quarter		Third Quarter		Fourth Quarter (b)	First Quarter		Second Quarter		Third Quarter
	(dollars and gallons in thousands)
Merchandise sales	$68,691		$77,088		$81,437		$79,774		$76,206		$85,918		$86,686		$80,720	$85,799		$94,713		$96,141
Motor fuel sales:
Retail	123,845		144,559		149,377		168,185		165,983		191,012		215,257		208,189	228,295		271,024		253,300
Wholesale	111,411		133,592		145,346		150,133		149,662		179,274		221,155		214,668	203,281		277,453		250,184
Other income	5,087		5,175		4,964		5,511		5,498		5,495		5,033		5,508	5,936		5,968		5,479

Total revenue	309,034		360,414		381,124		403,603		397,349		461,699		528,131		509,085	523,311		649,158		605,104
Merchandise gross profit	22,316		25,307		26,092		25,150		24,190		28,659		27,934		25,667	28,130		31,417		30,978
Merchandise gross profit percentage	32.5%		32.8%		32.0%		31.5%		31.7%		33.4%		32.2%		31.8%	32.8%		33.2%		32.2%
Motor fuel gross profit:
Retail	$9,055		$11,157		$11,012		$12,407		$7,897		$12,330		$15,781		$13, 915	$9,488		$15,520		$20,225
Wholesale	3,617		4,458		4,154		5,299		3,877		5,301		6,804		8,303	5,242		6,988		7,780
Other gross profit	4,931		5,034		5,097		5,429		5,365		5,362		4,917		5,273	5,815		5,756		5,341

Total gross profit	39,919		45,956		46,355		48,285		41,329		51,652		55,436		53,158	48,673		59,681		64,324
Income from operations	3,288		8,294		5,305		3,772		1,648		9,532		9,035		(13,788)	638		8,515		11,938
Net income	$(1,228)		$4,997		$1,835		$443		$(1,801)		$5,789		$6,520		$(31,150)	$(3,947)		$3,760		$7,360

Fuel gallons:
Retail	79,823		83,325		85,991		94,730		90,680		94,304		88,728		94,229	103,210		101,109		96,249
Wholesale	100,623		104,846		111,125		110,661		105,561		110,018		110,934		115,030	109,811		117,863		112,944
Motor fuel margin (cents per gallon):
Retail (c)	11.34	¢	13.39	¢	12.81	¢	13.10	¢	8.71	¢	13.08	¢	17.81	¢	14.77 ¢	9.19	¢	15.35	¢	21.01	¢
Wholesale	3.59	¢	4.25	¢	3.74	¢	4.79	¢	3.67	¢	4.82	¢	6.12	¢	7.22 ¢	4.77	¢	5.93	¢	6.89	¢

(a)	2004 fourth quarter included 14 weeks.
(b)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 transactions.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

Recent Accounting Pronouncements

SFAS No. 123(R). On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. We adopted SFAS No. 123(R) during the first quarter of 2006. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we will apply SFAS No. 123(R) prospectively to newly issued stock options. Existing stock options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

EITF No. 06-3. In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. We do not expect to change our presentation of such taxes, and we will provide additional disclosure upon the adoption of this Issue.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases, derivative contracts and financial guarantees. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have a $50.0 million revolving credit facility which bears interest at variable rates. At October 1, 2006, we had variable rate debt of $10.1 million outstanding. Holding other variables constant, including levels of debt, each 0.125% increase in interest rates would have an estimated impact on our net income and cash flows for the next twelve month period of approximately $12,600.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, we entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million with a maturity date of December 29, 2006. On a semi-annual basis, we settle with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount of $25.0 million for that period. As of October 1, 2006, LIBOR was at 5.3%, and the estimated fair value of the swap was a loss of $224,000.

Our primary exposure relates to:

•	Interest rate risk on short-term borrowings;

•	Our ability to pay or refinance long-term borrowings at maturity at market rates; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, other than described above, management evaluates our financial position on an ongoing basis.

Item 4. Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2006, our disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our year ending December 30, 2007. The evidence of such compliance is due no later than the time we file our annual report on Form 10 K for 2007. We believe adequate resources and expertise, both internal and external, have been put in place to meet this requirement.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are parties to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolutions of these matters will not have a material adverse effect on our business, financial condition or prospects.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our registration statement on Form S-1 (File No. 333-134033), as amended. You should carefully consider the risks described in our registration statement , as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making a decision to invest in our securities. The risks and uncertainties described in our registration statement and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On October 24, 2006, we completed the initial public offering of 7,475,000 shares (including the exercise by the underwriters of their over-allotment option) of our common stock, at an offering price to the public of $16.50 per share, pursuant to a registration statement on Form S-1 (File No. 333-134033), as amended, that was declared effective by the Securities and Exchange Commission on October 18, 2006. The Company received approximately $113.0 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.3 million. The net proceeds are being used to redeem $50.0 million of the 10 5/8% senior notes due 2013, plus accrued and unpaid interest and premium thereon of approximately $7.7 million, to repay outstanding borrowings of approximately $18.7 million as of October 24, 2006, under the revolving credit facility and for general corporate purposes, including growth capital.

The offering was made through an underwriting syndicate led by Merrill Lynch & Co., as sole book running manager for the offering, and JP Morgan, Jefferies & Company and Morgan Keegan & Company, Inc., as co-managers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger, among Susser Holdings Corporation, Susser Holdings Merger LLC, and Stripes Holdings LLC**

2.2	Agreement and Plan of Merger, dated December 21, 2005, by and among Susser Holdings, L.L.C., Stripes Holdings LLC and Stripes Acquisition LLC***

2.3	Form of Agreement and Plan of Merger, among Susser Holdings Corporation and Stripes Investment Corp.**

3.4	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation†

3.5	Amended and Restated Bylaws of Susser Holdings Corporation†

4.1	Specimen of Stock Certificate*

4.2	Registration Rights Agreement*

4.3	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013**

10.22	Amendment No. 2, dated July 26, 2006, to that certain Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein*

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.29	Letter Agreement, dated July 28, 2006 by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

*	Incorporated herein by reference to the identically numbered exhibit to Susser Holdings Corporation’s Amendment No. 4 to registration statement on Form S-1 (File No. 333-134033), filed with the Securities and Exchange Commission on October 4, 2006.
**	Incorporated herein by reference to the identically numbered exhibit to Susser Holdings Corporation’s Amendment No. 3 to registration statement on Form S-1 (File No. 333-134033), filed with the Securities and Exchange Commission on August 24, 2006.
***	Incorporated herein by reference to the identically numbered exhibit to Susser Holdings Corporation’s registration statement on Form S-1 (File No. 333-134033), filed with the Securities and Exchange Commission on May 12, 2006.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION

Date: November 15, 2006	By	/s/ Mary E. Sullivan
Mary E. Sullivan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger, among Susser Holdings Corporation, Susser Holdings Merger LLC, and Stripes Holdings LLC**

2.2	Agreement and Plan of Merger, dated December 21, 2005, by and among Susser Holdings, L.L.C., Stripes Holdings LLC and Stripes Acquisition LLC***

2.3	Form of Agreement and Plan of Merger, among Susser Holdings Corporation and Stripes Investment Corp.**

3.4	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation†

3.5	Amended and Restated Bylaws of Susser Holdings Corporation†

4.1	Specimen of Stock Certificate*

4.2	Registration Rights Agreement*

4.3	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013**

10.22	Amendment No. 2, dated July 26, 2006, to that certain Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein*

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.29	Letter Agreement, dated July 28, 2006 by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

*	Incorporated herein by reference to the identically numbered exhibit to Susser Holdings Corporation’s Amendment No. 4 to registration statement on Form S-1 (File No. 333-134033), filed with the Securities and Exchange Commission on October 4, 2006.
**	Incorporated herein by reference to the identically numbered exhibit to Susser Holdings Corporation’s Amendment No. 3 to registration statement on Form S-1 (File No. 333-134033), filed with the Securities and Exchange Commission on August 24, 2006.
***	Incorporated herein by reference to the identically numbered exhibit to Susser Holdings Corporation’s registration statement on Form S-1 (File No. 333-134033), filed with the Securities and Exchange Commission on May 12, 2006.
†	Filed herewith.