Form 10-K
period 2006-12-31
Susser Holdings CORP
filed 2007-04-02
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4433 Baldwin Boulevard

Corpus Christi, Texas 78408

(Address of principal executive offices)

Registrant’s telephone number, including area code: (361) 884-2463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2006, there was no established trading market for the registrant’s stock. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 29, 2006 was $131,361,300.

As of March 23, 2007, there were issued and outstanding 16,824,162 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007	Part III

SUSSER HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

General

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of December 31, 2006, our retail segment operated 325 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the twelve month period ended December 31, 2006, our wholesale motor fuel segment purchased 846.3 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. We believe our unique retail/wholesale business model, scale, market share, and foodservice and merchandising offerings, combined with our highly productive new store model and selected acquisition opportunities, position us for ongoing growth in sales and profitability.

Our principal executive offices are located at 4433 Baldwin Boulevard, Corpus Christi, Texas 78408. Our telephone number is (361) 884-2463. Our internet address is www.susser.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC.

References in this annual report to “Susser,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. The terms “South Texas” and “core markets” refer to Brownsville, Corpus Christi, Harlingen, Laredo, McAllen, Victoria and the surrounding communities. References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2006” are to the 52 weeks ending December 31, 2006, references to “2005” are to the 52 weeks ending January 1, 2006 and references to “2004” are to the 53 weeks ending January 2, 2005.

History

The Susser family entered the motor fuel retailing and distribution business in the 1930s. Sam L. Susser, our President and Chief Executive Officer, joined us in 1988, when we operated five stores and had revenues of $8.4 million. We have demonstrated a strong track record of internal growth and successfully integrating acquisitions in both the retail convenience store and wholesale fuel distribution segments.

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P., or Wellspring, merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity. Also on December 21, 2005, SSP Partners, our retail operating subsidiary, sold 74 of our retail stores for $170 million, and entered into leaseback agreements for each of the stores. These transactions facilitated the buyout of our prior equity sponsors and positioned us to continue to execute on our growth strategies.

We were formed as a Delaware corporation in 2006. On October 24, 2006, we completed an initial public offering of 7,475,000 shares of our common stock. Concurrently with our initial public offering, we became the holding company of Stripes Holdings LLC and its subsidiaries, including Susser Holdings, L.L.C.

Retail Operations

As of December 31, 2006, our retail segment operated 325 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the eleven and a half years ended

November 2006 we were a licensee of TMC Franchise Corporation, a subsidiary of Alimentation Couche-Tard, during which our retail stores operated under the Circle K banner. We began rebranding our stores to our proprietary Stripes banner during the second quarter of 2006 and completed our rebranding during the first quarter of 2007. Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The retail segment produced revenues and gross profit of $1,337.2 million and $191.9 million, respectively for 2006 and had total assets of $302.9 million as of December 31, 2006. The following table sets forth retail revenues and gross profit for 2006:

	Revenues		Gross Profit
	$000’s	% of Total	$000’s	% of Total
Merchandise	$294,442	22.0%	$84,222	43.9%
Foodservice	70,901	5.3%	34,870	18.2%
Service and other	18,894	1.4%	18,894	9.8%
Fuel	953,004	71.3%	53,918	28.1%

Total	$1,337,241	100.0%	$191,904	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006
	(dollars in thousands)
Merchandise sales	$274,026	$280,799	$306,990	$329,530	$365,343
Average merchandise sales per store	$887	$916	$998	$1,055	$1,142
Merchandise same store sales growth	8.3%	4.1%	4.8%	3.6%	6.1%
Merchandise margin, net of shortages	31.3%	32.0%	32.2%	32.3%	32.6%

We stock 2,500 to 3,000 merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed three proprietary offerings unique to our stores: our Laredo Taco Company restaurants, Café de la Casa custom blended coffee and our Royal brand cigarettes. Each of these proprietary offerings, along with our prominent fountain drink offering, generates higher gross margins than our merchandise average, and we emphasize these offerings in our marketing campaigns. Our stores also offer candy, packaged foods, magazines and newspapers, health and beauty aids and a variety of other non-food items. We own and operate ATM, pay telephone and proprietary money order systems in each of our stores and also provide other services such as lottery, prepaid telephone cards and wireless services, and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 39 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products.

Laredo Taco Company is our in-house, proprietary restaurant operation featuring breakfast tacos, lunch tacos, fried and rotisserie chicken and other hot food offerings targeted to the local population in our core markets. Laredo Taco Company is in 146 of our stores and features in-store kitchens allowing us to make fresh food on the premises daily. This offering generates higher margins than our other products and drives the sale of high margin complementary items in approximately 68% of Laredo Taco Company transactions, such as hot and cold beverages and snacks. We are continuing to drive same store restaurant sales growth and transaction size by broadening our menu and extending hours of operation.

Café de la Casa is our proprietary brand of coffee offered in our stores. We recently introduced Royal, our proprietary private label cigarette.

Based on merchandise purchase and sales information, we estimate retail segment merchandising category sales for the periods presented as follows:

	Fiscal year ended
	January 2, 2005		January 1, 2006		December 31, 2006
	(dollars in millions)
	Sales	% of Total	Sales	% of Total	Sales	% of Total
Beer	$64.1	20.9%	$67.3	20.4%	$73.4	20.1%
Foodservice	47.5	15.5%	57.7	17.5%	70.9	19.4%
Cigarettes	58.3	19.0%	59.9	18.2%	62.0	17.0%
Packaged drinks	49.1	16.0%	53.2	16.1%	61.0	16.7%
Snacks	17.5	5.7%	17.4	5.3%	20.0	5.5%
Nonfoods	16.3	5.3%	16.1	4.9%	17.7	4.8%
Other	54.2	17.6%	57.9	17.6%	60.3	16.5%

Total	$307.0	100.0%	$329.5	100.0%	$365.3	100.0%

We purchase approximately 40% of our merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to all of our retail stores. We have a long term supply agreement with McLane, which expires in December 2007. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. We also purchase a variety of merchandise, including soda, beer, bread, dairy products, ice cream and snack foods, directly from a number of vendors and their wholesalers. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry any significant customer receivables in the retail segment.

Motor Fuel Operations. We offer Valero, Shamrock, Chevron and Exxon branded motor fuel and unbranded motor fuel at 323 of our convenience stores, approximately 72% of which were branded under the Valero name as of December 31, 2006, and 91% as of March 1, 2007. Valero also supplies 10 Shamrock and unbranded retail locations. We entered into a new fuel supply agreement with Valero Marketing and Supply Company in July 2006, and recently completed the rebranding of our retail fuel locations which had previously been branded CITGO. We purchase all of our motor fuel from our wholesale segment at a price reflecting product cost plus our transportation cost. Fuel is purchased by the load as needed to replenish supply at the stores.

Our retail fuel margins per gallon tend to be lower than industry averages due to the saturation of hypermarkets in the markets we serve. From 1996 to 2000, our motor fuel gross profit declined by approximately four cents per gallon compared to the preceding five-year period, reflecting this competitive environment. Since 1999, we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure while improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage, have positioned us to effectively compete with these hypermarkets. As a result, over the last six years, our annual motor fuel cents per gallon has stabilized and slightly improved as we are able to benefit from our market share with more favorable procurement costs and economies of scale. The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Fiscal Year Ended
	December 29, 2002		December 28, 2003		January 2, 2005		January 1, 2006		December 31, 2006
Motor fuel sales (in thousands)(1)	$395,259		$460,022		$585,966		$780,441		$953,004
Motor fuel gallons sold (in thousands)	313,280		326,958		343,869		367,941		395,338
Average gallons sold per store (in thousands)	1,028		1,077		1,125		1,186		1,243
Average retail price per gallon(1)	$1.26		$1.41		$1.70		$2.12		$2.41
Retail gross profit cents per gallon(2)	12.4	¢	11.9	¢	12.7	¢	13.6	¢	13.6	¢
Stores selling motor fuel	305		303		304		317		323

(1)	Includes excise tax
(2)	Before the cost of credit cards, fuel maintenance and environmental expenses

Store Locations. As of December 31, 2006, we operated 325 stores, 306 of which were in Texas and 19 of which were in Oklahoma. All but four of our stores are open 24 hours a day, 365 days a year. All but two stores sell motor fuel. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 98% of our stores are freestanding facilities, which average 3,100 square feet. The 55 stores we have built since January 2000 average approximately 4,800 square feet and are built on large lots with much larger motor fueling and parking facilities.

The following table provides the regional distribution of our stores as of December 31, 2006:

Region	Number of Stores
Rio Grande Valley(1)	146
Corpus Christi	97
Laredo	30
Texoma(2)	26
Victoria(3)	26

Total	325

(1)	Includes Brownsville, McAllen, Falfurrias and Riviera.
(2)	Includes Wichita Falls, Texas, and Lawton, Duncan and Altus, Oklahoma.
(3)	Includes small towns surrounding Victoria and five units in Houston.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006
Number of stores at beginning of period	334	306	305	306	319
New stores	4	5	10	15	9
Acquired stores(1)	3	—	2	1	7
Converted to dealer locations	(31)	—	—	—	—
Closed, relocated, or divested stores	(4)	(6)	(11)	(3)	(10)

Number of stores at end of period	306	305	306	319	325

(1)	6 of the 7 acquired locations in 2006 have been substantially remodeled and now offer the Laredo Taco Company concept.

Stripes Rebranding. Our royalty expense for the rights to use the Circle K banner at our stores was $3.6 million for the twelve months ended December 31, 2006. We elected not to renew the Circle K licensing agreement, and to rebrand all of our convenience stores to our proprietary Stripes brand. As of December 31, 2006, 205 of our 325 store locations were branded Stripes, with the remaining conversions completed during the first quarter of 2007. This conversion required a one-time capital investment of approximately $8.6 million. To support our proprietary Stripes brand, we increased our annual marketing expense by approximately $0.8 million or 45% during 2006. Over the last three years, we had replaced all of the Circle K trade dress inside our stores with our own designs and brands, including Laredo Taco Company and Café de la Casa, our proprietary coffee brand. We have not experienced any adverse impacts on our store operations or customer traffic and spending from our rebranding initiative. Our motor fuel canopies and pumps will continue to be branded with major oil company suppliers whose signage is prominently displayed at our locations. We believe rebranding to Stripes affords us more flexibility for future growth while enhancing our profitability. In addition, we are no longer limited by the geographic restrictions set forth in the Circle K license agreement which limited the markets we could operate under the Circle K brand.

Technology and Store Automation. All of our retail convenience stores use computerized management information systems, including point-of-sale scanning, that are designed to improve operating efficiencies, streamline back office functions, provide corporate management with timely access to financial and marketing data, reduce store level and corporate administrative expense and control merchandise shortage, or shrink. Our information systems platform is highly scalable, which allows new stores to be quickly integrated into our system-wide reporting.

Our management information systems obtain detailed store-level sales and volume data on a daily basis and generate gross margin, payroll and store contribution data on a weekly basis. We utilize price scanning and electronic point-of-sale, or EPOS, technology in all of our retail convenience stores that is consolidated on a single platform, VeriFone Ruby/Sapphire System, supported by on-site computers that are networked to our central server and back office. We manage our motor fuel inventory through TelaPoint, which enables us to monitor and coordinate fuel inventory management with our motor fuel vendors. This product has allowed us to better control inventory levels.

All store-level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, scheduling, payroll and trend reports, are supported by PDI/Resource Management Series software, a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continuously review and adjust our pricing, merchandising strategies and price book, automates the traditional store paperwork process and improves the speed and accuracy of category management, restaurant expenses and inventory control. Data collected by the PDI/Resource Management Series system is consolidated for financial reporting, data analysis and category management purposes by a Hyperion database. The Company leverages its IT and finance systems to manage proprietary money order, payphone and ATM networks.

Our physical information technology equipment consists of a wide-area network that spans Texas and Oklahoma, providing connectivity to our corporate and regional offices and most of our convenience stores. The majority of our convenience stores communicate through broadband technology, with the balance using high-speed cable or dial-up technology.

Our network is kept up to date by investing capital dollars each year, replacing end of life hardware and updating software versions. We also invest capital dollars in firewall, remote access security, and virus and spam protection to ensure a high level of network security against intrusion from external threats. We have business policies and processes around access controls, password expirations and file retention to manage security within our network.

Wholesale Operations

Wholesale Motor Fuel Distribution. We believe our unique business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of the combined motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. Our wholesale motor fuel segment purchases branded and unbranded motor fuel from refiners and distributes it to: (i) our retail convenience stores; (ii) 367 contracted independent operators of convenience stores, which we refer to as dealers; and (iii) commercial users and unbranded convenience stores. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe we are among the largest distributors of Valero and Chevron branded motor fuel in the United States, and we also distribute CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell and Texaco branded motor fuels. For the twelve months ended December 31, 2006, we supplied 395.3 million gallons of motor fuel to our retail stores and 451.0 million gallons of motor fuel to other customers. We receive a fixed fee per gallon on approximately 75% of our third party wholesale gallons sold, which reduces the overall variability of our financial results. For the twelve months ended December 31, 2006, our wholesale segment produced third party revenues and gross profit of $927.6 million and $29.0 million, respectively, and had total assets of $102.4 million as of December 31, 2006.

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Twelve Months Ended December 31, 2006
	Gallons in thousands	% of total
Stripes retail stores	395,338	46.7%
Dealers	332,292	39.3%
Commercial users and unbranded convenience stores	111,711	13.2%
Unattended fueling sites(1)	6,969	0.8%

Total	846,310	100.0%

(1)	These locations were sold on June 30, 2006; the Company is currently supplying unbranded fuel to some of these locations.

No individual third party customer is material. The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment) for the last five years:

	Fiscal Year Ended
	December 29, 2002		December 28, 2003		January 2, 2005		January 1, 2006		December 31, 2006
Motor fuel sales (in thousands)(1)	$321,359		$389,074		$540,482		$764,759		$923,637
Motor fuel gallons sold (in thousands)	367,949		393,765		427,255		441,543		450,972
Average wholesale price per gallon(1)	$0.87		$0.99		$1.27		$1.73		$2.05
Wholesale gross profit cents per gallon(2)	4.1	¢	4.3	¢	4.1	¢	5.5	¢	5.6	¢

(1)	Excludes excise tax.
(2)	After the Company’s portion of credit card fees, but before maintenance and environmental expenses.

Distribution Network. As of December 31, 2006, our wholesale motor fuel distribution locations consisted of 367 dealer locations under long-term contract. Our 25 unattended locations were sold on June 30, 2006. We also supply unbranded fuel to numerous other customers.

The following table provides a history of our dealer location openings, conversions, acquisitions and closings for the last five years:

	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006
Number of dealer locations at beginning of period	291	334	332	333	346
New locations	22	17	32	30	30
Converted from our retail stores	31	—	—	—	—
Closed or divested locations	(10)	(19)	(31)	(17)	(9)

Number of dealer locations at end of period	334	332	333	346	367

Arrangements with Dealers. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. Our wholesale segment maintains minimal inventories, consisting of consigned fuel inventory at 77 dealer locations as of December 31, 2006. We may provide credit terms to our wholesale customers, which are generally seven days.

The following table describes the percentage of gallons sold by us attributable to supply agreements and consignment arrangements for the twelve-month period ended December 31, 2006:

	Gallons in Thousands	% of Total Dealer Volume
Supply agreements	233,587	70.3%
Consignment arrangements	98,705	29.7%

Total	332,292	100.0%

In addition to motor fuel supply, we offer dealers the opportunity to participate in merchandise purchase and promotional programs we set up with vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop these purchase and promotional programs provides us with an advantage over other distributors when recruiting new dealers into our network.

As an incentive to dealers, we may provide store equipment or motor fuel distribution equipment for use at designated sites. Generally, this equipment is provided to the dealer on the condition that the dealer continues to comply with the terms of its supply agreement with us. We typically own and depreciate these assets on our books.

Supplier Arrangements. We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Shamrock, Phillips 66, Shell, Texaco and Valero brands to our retail convenience stores and to 367 independently operated sites within our wholesale network. Branded motor fuels are purchased from major oil companies under supply agreements. In 2006, our wholesale business purchased approximately 50% and 25% of its motor fuel from CITGO and Chevron, respectively. We have been a distributor for CITGO and Chevron since 1988 and 1996, respectively. We purchase the motor fuel at the supplier’s applicable price per terminal which typically changes on a daily basis. Each supply agreement generally has an initial term of three years. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, compliance with supplier’s requirements, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including if we were to fail to make payments when due, or if our company is involved in fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligates the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. Moreover, in some cases, supply agreements provide that motor fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded motor fuel. We also purchase unbranded motor fuel for distribution either on a spot or a rack basis.

On July 28, 2006, we entered into a new long-term supply agreement with Valero Marketing and Supply Company to supply all of our retail stores with motor fuel that were supplied by CITGO as well as selected wholesale locations, which expires July 13, 2018. In connection with this new supply agreement, we have rebranded all of our existing retail stores that were supplied by CITGO to the Valero or Shamrock brand or the Stripes brand.

We take legal title to the motor fuel we purchase when we receive the motor fuel at the rack. We arrange for a third party transportation provider to take delivery of the motor fuel at the terminal and deliver it to the appropriate sites in our distribution network. A large portion of our motor fuel is transported by one third party transport company, pursuant to a contract that automatically renews for six month periods unless terminated by either party.

Selection and Recruitment of New Dealers. We constantly evaluate potential independent site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, monthly merchandise sales, overall financial performance and previous operating experience. In addition to adding to our network through acquiring or recruiting existing independently operating sites from other distributors, we identify new sites to be operated by existing independent operators in our network or new operators we recruit to operate the site. We also occasionally convert our retail stores to dealer locations.

Technology. Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain motor fuel prices, place motor fuel orders and review motor fuel invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our dealers make payments to us by electronic funds transfer. We also use software licensed from Structured Management Systems, or SMS, for accounting, billing and motor fuel procurement processing. We extract data from SMS and upload the data into the Hyperion database for consolidation into our corporate financial reporting system.

Other Operations

We formed Applied Petroleum Technologies, Ltd., or APT, in June 1994. Headquartered in Corpus Christi, APT manages our environmental, maintenance and construction activities. In addition, APT sells and installs motor fuel pumps and tanks and also provides a broad range of environmental consulting services, such as hydrocarbon remediation and Phase I and II site assessments for our stores and for our outside customers. APT employs geologists, hydrogeologists and technicians licensed to oversee the installation and removal of underground storage tank systems. APT’s revenues and net income are not material to Susser, and are included in “all other” in our segment reporting disclosures included in our audited consolidated financial statements.

Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Over the past ten years, several non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety.

Our wholesale segment competes with major oil companies that distribute their own products, as well as other independent motor fuel distributors. We may encounter more significant competition if major oil companies increase their own motor fuel distribution operations or if our wholesale customers choose to purchase their motor fuel supplies directly from the major oil companies. Major competitive factors for our wholesale segment include, among others, customer service, price and quality of service.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trademarks, trade names and service marks for use in our business, including “Stripes,” “Laredo Taco Company” (proprietary foodservice), “Bun on the Run” (stuffed pastry introduced in 2003), “Texas Pride” (unbranded motor fuel) and “Café de la Casa” (custom coffee blend). We are not aware of any facts which would negatively affect our continuing use of any of the above trademarks, trade names or service marks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws. A violation or change in the enforcement or terms of these laws could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

Environmental Laws and Regulations. We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and the health and safety of our employees.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We have received notice from Texas Commission on Environmental Quality (TCEQ), that the TCEQ considers us, in addition to many other entities, to be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas. Based on currently available information, we do not believe our liability, if any, will be material. We may also be subject to third party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $1.2 million on these compliance activities during the twelve months ended December 31, 2006. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. In 2007, we expect to spend about $1.8 million on remediation projects related to these releases and expect this amount to decline in 2008. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, we meet our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and meet such requirements for claims asserted after that date through insurance purchased from a private mutual insurance company funded by tank owners in Texas. In Oklahoma, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund.

Environmental Reserves. As of December 31, 2006, we had environmental reserves of $1.8 million for estimated costs associated with investigating and remediating known releases of hazardous materials, including overfills, spills and releases from underground storage tanks, at approximately 54 currently and formerly owned and operated sites. Approximately $1.0 million of the total environmental reserve is for the investigation and remediation of contamination at 25 of these sites, for which we estimate we will receive approximately $0.9 million in reimbursement from the Texas Petroleum Storage Tank Remediation fund. Reimbursement will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2008. However, there is legislation pending which would extend the expiration date of the reimbursement program. In the event the fund is not extended, then we will make the appropriate election on or before the statutory deadline of July 15, 2007 to transfer any sites requiring further remediation to the TCEQ State-Lead program, under which the TCEQ assumes the management and costs associated with remediation. The remaining reserve of $0.8 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 29 additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. There are 40 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.5 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Sale of Alcoholic Beverages and Tobacco Products. In certain areas where our stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages and restrict the sale of alcoholic beverages and cigarettes to persons older than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to stores for the improper sale of alcoholic beverages and cigarettes. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and cigarettes is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may mitigate the effect of any liability.

Safety. We are subject to comprehensive federal, provincial, state and local safety laws and regulations. These regulations address issues ranging from facility design, equipment specific requirements, training, hazardous materials, record retention, self-inspection, equipment maintenance and other worker safety issues, including workplace violence. These regulatory requirements are fulfilled through health, environmental and safety programs.

Store Operations. Our stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new store in a particular area.

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, both of which could affect our results of operations.

Employees

As of December 31, 2006, we employed 3,831 persons, of which approximately 67% were full-time employees. Approximately 92% of our employees work in our retail stores, 1.5% in our wholesale segment and 6.5% in our corporate or field offices. Our retail stores typically employ an average of 10 to 15 individuals, who are supervised by a single store manager, and one to three assistant store managers. Our retail division’s field management staff consists of 46 area managers, each of whom is responsible for seven to 10 stores, and four division managers, each of whom is responsible for approximately 70 to 90 stores. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston and employs dealer territory managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

Set forth below are the name, age, position and a brief account of the business experience of each of our executive officers:

Name	Age	Position
Sam L. Susser	43	President, Chief Executive Officer and Director
E.V. Bonner, Jr.	51	Executive Vice President, Secretary and General Counsel
Roger D. Smith	56	Executive Vice President and Chief Operating Officer-Retail
Rocky B. Dewbre	41	Executive Vice President and Chief Operating Officer-Wholesale
Mary E. Sullivan	50	Executive Vice President, Chief Financial Officer and Treasurer
Ronald D. Coben	49	Executive Vice President and Chief Marketing Officer

Sam L. Susser has served as our President and Chief Executive Officer since 1992. From 1988 to 1992, Mr. Susser served as our General Manager and Vice President of Operations. From 1985 through 1987, Mr. Susser served in the corporate finance division and the mergers and acquisitions group with Salomon Brothers Inc, an investment bank. Mr. Susser currently serves as a director of a number of charitable, educational and civic organizations. Sam L. Susser is the son of Sam J. Susser, who is also a member of our board of managers and directors.

E.V. Bonner, Jr. has served as our Executive Vice President and General Counsel since March 2000. Prior to joining us, Mr. Bonner was a stockholder in the law firm of Porter, Rogers, Dahlman & Gordon, P.C. from 1986 to 2000 and has represented the Company since 1992. He is board certified in commercial real estate law by the Texas board of legal specialization. Mr. Bonner has been involved in numerous charitable, educational and civic organizations.

Roger D. Smith has served as our Executive Vice President of Susser and President/Chief Operating Officer-Retail of SSP since January 2005 and was Executive Vice President and Chief Operating Officer-Retail from March 2001 until January 2005. From 1998 to 2001, Mr. Smith was a Senior Vice President of Blockbuster Entertainment. Prior to that time, he held various management positions with The Southland Corporation (7-Eleven), Circle K Corporation and Pearle Vision.

Rocky B. Dewbre has served as our Executive Vice President of Susser and President/Chief Operating Officer-Wholesale since January 2005. Mr. Dewbre served as our Executive Vice President and Chief Operating Officer-Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining us in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991.

Mary E. Sullivan has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2005. Ms. Sullivan served as our Vice President of Finance since joining us in February 2000. Ms. Sullivan served as Director of Finance for the City of Corpus Christi from 1999 to 2000. Ms. Sullivan’s previous experience includes serving as the Controller and member of the board of directors of Elementis Chromium, a producer of chromium chemicals, from 1993 to 1999, and various positions with Central Power and Light Company, culminating in Treasurer, over the 13 year period from 1979 to 1992.

Ronald D. Coben has served as our Executive Vice President and Chief Marketing Officer since November 28, 2006. Prior to joining us, Mr. Coben was the president of Think So, LLC, a marketing and business process consulting firm serving financial institutions and non-banking entities. From 2001 to 2005, Mr. Coben served as President, and from 2002-2005, as Chief Executive Officer, of MessagePro, Inc., a nationwide provider of call center services for the multi-family industry based in Houston, Texas. Prior to joining MessagePro in 2001, Mr. Coben held various management positions in consumer and business banking for Bank United Corp., and, after its acquisition in February 2001, Washington Mutual, Inc. Mr. Coben served on the board of directors of Cardtronics, Inc., the largest operator of automated teller machine networks in the United States and United Kingdom, from 2002 to 2007.

Item 1A.	Risk Factors

The convenience store industry is highly competitive and impacted by new entrants and our failure to effectively compete could result in lower sales and lower margins.

The convenience store industry in the geographic areas in which we operate is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our profitability.

During the twelve-month period ended December 31, 2006, our motor fuel revenue accounted for 82.8% of total revenues and our combined retail and wholesale motor fuel gross profit accounted for 35.8% of combined retail and wholesale gross profit. During 2006, motor fuel accounted for 28.1% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Wholesale cost increases and excise tax increases on cigarettes could adversely impact our revenues and profitability.

During the twelve-month period ended December 31, 2006, sales of cigarettes accounted for 2.7% of our total revenue and 5.8% of our total gross profit, and 4.6% and 6.7% of our retail division’s revenues and gross profit, respectively. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. The Texas legislature increased cigarette taxes by $1 per pack, effective January 1, 2007. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent. Currently, major cigarette manufacturers offer rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Future legislation and campaigns to discourage smoking may have a material adverse effect on our revenues and gross profit.

Future legislation and national, state and local campaigns to discourage smoking could have a substantial impact on our business, as consumers adjust their behaviors in response to such legislation and campaigns. Reduced demand for cigarettes could have a material adverse effect on sales of, and margins for, the cigarettes we sell.

We may incur costs or liabilities as a result of adverse publicity resulting from litigation concerning food quality, health and other issues that can cause guests to avoid our restaurants.

Negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, restaurant facilities, employee relations or other matters related to our operations may materially adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants. Additionally, we may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our business.

It is critical to our reputation that we maintain a consistent level of high quality at our restaurants. Health concerns, poor food quality or operating issues stemming from one restaurant or a limited number of restaurants can materially adversely affect the operating results of some or all of our restaurants and harm our Laredo Taco Company brand.

The wholesale motor fuel distribution industry is characterized by intense competition and fragmentation and our failure to effectively compete could result in lower margins.

The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than us. We rely on our ability to provide value-added reliable services and to control our operating costs in order to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, customers could choose alternative distribution sources and our margins could decrease. Furthermore, there can be no assurance that major oil companies will not decide to distribute their own products in direct competition with us or that large customers will not attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

The operation of our stores in close proximity to our dealers’ stores may result in direct competition which may affect the relationship with our dealers.

We have some stores that are in close proximity to our dealers’ stores in which case we are directly competing with our dealers. This may lead to disagreements with our dealers, and if the disagreements are not resolved amicably the dealers may initiate litigation which could result in our paying damages to the dealer or termination of our agreements with the dealer.

Our motor fuel operations are subject to inherent risk, and insurance, if available, may not adequately cover any such exposure. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.

We operate retail outlets that sell refined petroleum products and distribute motor fuel to our wholesale customers. The presence of flammable and combustible products at our facilities provides the potential for fires and explosions that could destroy both property and human life. These products, almost all of which are liquids, also have the potential to cause environmental damage if improperly handled or released. Insurance is not available against all operational risks, especially environmental risks, and there is no assurance that insurance will be available in the future. In addition, as a result of factors affecting insurance providers, insurance premiums with respect to renewed insurance policies may increase significantly compared to what we currently pay. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Decreases in consumer spending, travel and tourism in the areas we serve could adversely impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in South Texas specifically could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

We experience more demand for our merchandise, food and motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for the products that we sell and distribute. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

Severe storms could adversely affect our business by damaging our facilities, our suppliers or lowering our sales volumes.

Substantially all of our stores are located in South Texas. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. This could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the United States, could adversely affect our business and financial condition by lowering our sales volumes for our stores located near the U.S.-Mexico border.

A devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the U.S. dollar, which would result in reduced purchasing power on the part of our customers who are citizens of Mexico. Approximately 54% of our convenience stores, which accounted for 58% of our 2006 revenues, are located in the Rio Grande Valley and Laredo, which are in close proximity to Mexico. In the event of a devaluation in the Mexican peso, revenues attributable to those stores could be reduced. In addition, due to global uncertainties, it is possible that tighter restrictions may be imposed by the U.S. government on the ability of citizens of Mexico to cross the border into the United States. In that case, revenues attributable to our convenience stores regularly frequented by citizens of Mexico could be reduced, which may have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Our success and future growth depends in part on our ability to open and profitably operate new retail convenience stores.

We may not be able to open all of the convenience stores discussed in our expansion strategy and any new stores we open may not be profitable, either of which would have a material adverse impact on our financial results. There are several factors that could affect our ability to open and profitably operate new stores. These factors include:

•	competition in our targeted market areas;

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	difficulties with hiring, training and retaining skilled personnel, including store managers;

•	difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•	the potential inability to obtain adequate financing to fund our expansion;

•	limitations on capital expenditures contained in our revolving credit facility;

•	difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores; and

•	challenges associated with the financing, consummation and integration of any acquisition.

We have selected sites and/or secured leases for the stores we intend to open in 2007 and we have preliminarily selected sites and/or secured leases for some of the stores we intend to open in 2008.

Our inability to successfully integrate acquired sites and businesses could adversely affect our business.

Acquiring sites and businesses involve risks that could cause our actual growth or operating results to differ adversely compared to expectations. For example:

•

During the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner’s noncompliance with applicable federal, state or local laws;

•	We may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions;

•	We may fail to successfully integrate or manage acquired convenience stores;

•	Focusing on acquisitions could divert the attention of our senior management from focusing on our core business;

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate; and

•	We face the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth.

Compliance with and liability under state and federal environmental regulations, including those that require investigation and remediation activities, may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and the health and safety of our employees. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness, including the notes.

Certain environmental laws, including CERCLA, impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites. The costs associated with the investigation and remediation of contamination, as well as any associated third party claims, could be substantial, and could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness, including the notes. In addition, the presence or failure to remediate identified or unidentified contamination at our properties could potentially materially adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of underground storage tanks and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. While we believe we are in material compliance with all applicable regulatory requirements with respect to underground storage tank systems of the kind we use, the regulatory requirements may become more stringent or apply to an increased number of underground storage tanks in the future, which would require additional, potentially material, expenditures.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund. More specifically, in Texas, we meet our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and meet such requirements for claims asserted after that date through insurance purchased from a private mutual insurance company funded by tank owners in Texas. In Oklahoma, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third party liability through private insurance.

We are currently responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third party contractual indemnities, state trust funds and insurances policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers and state trust funds) do not pay for investigation and remediation as we anticipate, and/or insurance is not available, and/or the state trust funds cease to exist or become insolvent, we will be obligated to make these additional payments, which could materially adversely affect our business, liquidity and results of operations.

We believe we are in material compliance with applicable environmental requirements; however, we cannot assure you that violations of these requirements will not occur. Although we have a comprehensive environmental, health and safety program, we may not have identified all of the environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or a material environmental condition may otherwise exist as to any one or more of our locations. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire. Furthermore, new laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. The occurrence of any of these events could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

We have received notice from the TCEQ that we may be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas.

We have received notice from the TCEQ that the TCEQ considers us, in addition to many other entities, to be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas. Based on currently available information, we do not believe our liability, if any, will be material.

Failure to comply with state laws regulating the sale of alcohol and cigarettes may result in the loss of necessary licenses and the imposition of fines and penalties on us, which could have a material adverse effect on our business.

State laws regulate the sale of alcohol and cigarettes. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Such a loss or imposition could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

Failure to comply with the other state and federal regulations we are subject to may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various other state and federal regulations including, but not limited to, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, adoption of mandated health benefits, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

New laws or regulations could have a material adverse effect on our business.

State or federal lawmakers or regulators may enact new laws or regulations applicable to us that may have a materially adverse, and potentially disparate, impact on our business. For example, Texas House Bill 37, a new bill pending in the 80th regular session of the Texas legislature, would require motor fuel retailers to dispense gasoline and diesel fuel in “temperature-adjusted” gallons. As introduced, the bill would require the Texas Department of Agriculture to define the size of a “temperature-adjusted” gallon in each of 10 geographic regions within the state—based on historical average temperatures—and to adopt regulations requiring a corresponding recalibration of each retail fuel pump within Texas before January 1, 2009.

Because House Bill 37 is currently pending and therefore subject to further revision, and because the Texas Department of Agriculture has not yet adopted rules or regulations prescribing its manner of implementation, its potential impact on our operations—should it ultimately be enacted into law—is unclear. However, it is possible that this bill, if enacted, could require us to expend capital to retrofit or purchase new fuel dispensers. Also, due to the relatively warm weather in our geographic operating area, it is possible that this proposed legislation, and any resulting rules or regulations, could have a disparate impact on our operations that could place us at a strategic disadvantage compared to competitors in other regions. Consequently, although the impact on our operations of potential future legislation such as House Bill 37 is inherently uncertain, we are subject to the continuing risk that such legislation may be enacted or implemented in a form or manner that could materially and adversely affect our business.

We depend on one principal supplier for a substantial portion of our merchandise inventory. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase approximately 40% of our general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. McLane has been a supplier of ours since 1992. We have a contract with McLane until December 2007, but we may not be able to renew the contract when it expires, or at similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with McLane could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

We currently depend on two principal suppliers for the majority of our motor fuel. A disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.

CITGO and Chevron supplied approximately 50% and 25%, respectively, of our motor fuel purchases in fiscal 2006. We have been distributors for CITGO and Chevron since 1988 and 1996, respectively. We have a contract with Chevron until March 2008.

On July 28, 2006, we entered into a new supply agreement with Valero Marketing and Supply Company to supply all of our retail stores with motor fuel that were previously supplied by CITGO and selected wholesale locations. In connection with this new supply agreement, we rebranded all of our existing retail stores that were supplied by CITGO to the Valero or Shamrock brand or the Stripes brand.

We depend on one principal transportation provider for the transportation of substantially all of our motor fuel. Thus, a change of providers or a significant change in our relationship could have a material adverse effect on our business.

Substantially all of the motor fuel distributed by our wholesale division is transported from refineries to our convenience stores and contracted dealer locations by motor fuel transport trucks. We have a contract with Coastal Transport Co., Inc. for this service which may be terminated by either party upon six months’ notice. A change of transportation providers, a disruption in service or a significant change in our relationship with Coastal Transport Co., Inc. could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

The rebranding of our stores and rebranding of our motor fuel may adversely affect our business.

In connection with the expiration of our license agreement in November 2006 with TMC Franchise Corporation pursuant to which we were licensed the use of the Circle K name, we have changed the name of our convenience stores to “Stripes” and have recently completed a rebranding initiative in which we changed the flag on the storefront for our retail segment and some of the trademarks and trade names under which we conduct our business. Although we have not experienced any measurable impact to date, the future impact of the change in trademarks and trade names and of other changes on our business and operations cannot be fully predicted, and the lack of an established brand image for the Stripes name in the convenience store marketplace may adversely affect our business.

We recently entered into a new long-term supply agreement with Valero Marketing and Supply Company to replace the motor fuel that was supplied by CITGO to our retail stores, as well as selected wholesale locations. Under the terms of our new supply agreement, we rebranded all of our existing retail stores that were supplied by CITGO to the Valero or Shamrock brand or the Stripes brand. The Valero, Shamrock or Stripes image, credit card and other programs may not be accepted as well as the CITGO brand and credit card, and we cannot predict other business impacts of any such rebranding. A lack of acceptance of the Valero brands in the marketplace could have a material adverse effect on our business and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected were we to lose key members of our senior management team.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, other than Sam L. Susser, we do not maintain key man life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store managers, regional managers and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

We compete with other businesses in our market with respect to attracting and retaining qualified employees.

Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our market with respect to attracting and retaining qualified employees. A tight labor market, increased overtime and a higher full-time employee ratio may cause labor costs to increase. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers.

Terrorist attacks and threatened or actual war may adversely affect our business.

Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies to us, decreased sales of our products and extension of time for payment of accounts receivable from our customers. Specifically, strategic targets such as energy related assets (which could include refineries that produce the motor fuel we purchase or ports in which crude oil is delivered) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for our products, and an adverse impact on the margins from our operations. In addition, disruption or significant increases in energy prices could result in government imposed price controls. Any or a combination of these occurrences could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

Given the introduction of ethanol into gasoline in certain markets, insufficient ethanol supplies to our fuel suppliers may result in fuel supply disruption to us, which could have an adverse effect on our wholesale and retail gasoline business.

Effective in April 2006, our fuel suppliers in the Houston, Texas area announced that they will no longer sell reformulated gasoline containing MTBE and will only sell reformulated gasoline containing ethanol. Ethanol-based gasoline formulas cannot be sent through pipelines to terminals in the same way MTBE formula gasoline can and therefore must be mixed at the distribution terminal. In the event there is insufficient ethanol available to our refineries who supply our wholesale distribution business, fuel supply to our Houston area stores or dealers could be temporarily interrupted, resulting in lost sales or increased price volatility. This interruption in the fuel supply as a result of a shortage of ethanol could have a material adverse effect on our wholesale and retail gasoline business located in the Houston, Texas area. No material interruption of fuel supply has occurred to date since the introduction of gasoline containing ethanol.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

At December 31, 2006, we owned 119 of our operating retail stores and leased the real property of 206 of our stores. We also own 4 sites for future stores and 27 properties we consider surplus properties. In addition, our wholesale segment owns 41 dealer locations and leases the property at 14 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property, inclusive of renewal options:

		Leased locations by expiration
	Owned	0-5 years	6-10 years	11-15 years	16+ years	Total
Retail	119	17	27	20	142	325
Wholesale	41	2	3	3	6	55

Total(1)	160	19	30	23	148	380

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale.

The following table provides the locations of our retail stores by region as of December 31, 2006:

Region	Number of Stores
Rio Grande Valley(1)	146
Corpus Christi	97
Laredo	30
Texoma(2)	26
Victoria(3)	26

Total	325

(1)	Includes Brownsville, McAllen, Falfurrias and Riviera.
(2)	Includes Wichita Falls, Texas, and Lawton, Duncan, and Altus, Oklahoma.
(3)	Includes small towns around Victoria and five units in Houston.

We believe that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating.

We own the headquarters facility of our retail segment, which consists of approximately 27,000 square feet of office space located in Corpus Christi. We also own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet of office and warehouse space in Houston and the headquarters of APT, which consists of approximately 25,000 square feet of office and warehouse space in Corpus Christi. We are reviewing options for consolidating our Corpus Christi headquarters facility, warehouse space and the APT offices.

As of December 31, 2006, the book value of our net property, plant and equipment was $232.5 million. We used the purchase method of accounting to record assets and liabilities acquired from Susser Holdings, L.L.C. by Stripes Holdings LLC which required a partial step up in basis based on fair values. The purchase price allocations as of the date of acquisition are based on third party valuations and management’s assessment.

Item 3.	Legal Proceedings

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolutions of these matters will not have a material adverse effect on our business, financial condition or prospects.

We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities as a result of releases of motor fuels from storage systems. For more information about these cleanup costs and liabilities, see “Item 1. Business—Government Regulation and Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

On October 24, 2006, our stockholders, acting by unanimous written consent, approved (i) the merger of Stripes Investment Corp. with and into us as part of the restructuring effected in connection with our initial public offering, (ii) the amendment and restatement of our certificate of incorporation and bylaws and (iii) the adoption of our 2006 Equity Compensation Plan.

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value, represents our only voting securities, and has been listed on the Nasdaq Global Market under the symbol “SUSS” since October 19, 2006. Prior to that time, there was no established trading market for our securities. There are 16,824,162 shares of common stock issued and outstanding as of December 31, 2006. The high and low closing price of our common stock for the quarterly period since October 19, 2006 were as follows:

Year ended December 31, 2006	High	Low
Fourth Quarter	$20.32	$18.00

As of March 8, 2007, there were 25 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,228,291	$16.07	1,290,228
Equity compensation plans not approved by security holders	—	—	—

Total	1,228,291	$16.07	1,290,228

We have never declared or paid cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, and other factors deemed relevant by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Long-Term Debt.”

Use of Proceeds

We registered the sale of 7,475,000 shares of our common stock in connection with our initial public offering under the Securities Act of 1933, including 975,000 shares that were subject to an over-allotment option. The Securities and Exchange Commission declared our Registrations Statement on Form S-1, as amended (Reg. No. 333-134033), for such initial public offering effective on October 18, 2006.

We sold 7,475,000 shares of our common stock registered at the initial public offering price per share of $16.50 for an aggregate purchase price of $123.3 million, before expenses. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Jefferies & Company, Inc. and Morgan Keegan & Company, Inc. acted as managing underwriters in connection with the initial public offering. We incurred total expenses in connection with the offering of $10.5 million, which consisted of:

•	$1.7 million in legal, accounting and printing fees;

•	$8.6 million in underwriters’ discounts, fees and commissions; and

•	$0.2 million in miscellaneous expenses.

We completed our initial public offering on October 24, 2006. We applied the aggregate net proceeds of $112.8 million as follows:

•	$57.7 million to redeem $50.0 million of our 10 5/8% senior notes due 2013, including accrued interest and premium thereon

•	$18.7 million to repay all outstanding borrowings under our revolving credit facility

The remaining proceeds are being used to fund general corporate purposes, including growth capital.

Recent Sales of Unregistered Securities

On May 1, 2006, in connection with our formation, we issued 1,000 shares of common stock as initial capital to Stripes Holdings LLC in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.

Immediately prior to our initial public offering, we entered into a series of corporate formation transactions pursuant to which Stripes Holdings LLC, our predecessor, was merged with and into one of our wholly owned subsidiaries. In connection with these transactions, we issued an aggregate of 9,349,162 shares of common stock to former holders of class A and class B units of Stripes Holdings LLC in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. Additionally, all outstanding options to purchase class A units of Stripes Holdings LLC were cancelled and the holders thereof received options to purchase 205,285 shares of our common stock. The grant of such options was made in reliance on an exemption from registration provided under Rule 701 of the Securities Act.

Issuer Repurchases of Securities

During the quarter ended December 31, 2006, there were no repurchases made by us or on our behalf, or by an “affiliated purchaser,” of shares of our common stock.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries, and its predecessors. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2002, 2003, 2004, 2005 and 2006, respectively, are derived from, and are qualified in their entirety by, our audited consolidated financial statements. The statement of operations for fiscal 2005 reflects the combined results of 352 days of Susser Holdings, L.L.C. and 12 days of Stripes Holdings LLC. On October 24, 2006, Susser Holdings Corporation became the parent company of Stripes Holdings LLC and completed an initial public offering of its common stock. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Predecessor				Company	Predecessor & Company Combined	Company
	Fiscal Year Ended			352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005(1)			January 1, 2006(2)	December 31, 2006
	(dollars and gallons in thousands, except per gallon data)
Statement of Operations Data:
Revenues:
Merchandise sales	$274,026	$280,799	$306,990	$320,756	$8,774	$329,530	$365,343
Motor fuel sales	716,618	849,096	1,126,448	1,494,708	50,492	1,545,200	1,876,641
Other	18,521	19,005	20,737	20,773	761	21,534	23,175

Total revenues	1,009,165	1,148,900	1,454,175	1,836,237	60,027	1,896,264	2,265,159
Gross profit:
Merchandise	85,820	89,879	98,865	103,873	2,577	106,450	119,092
Motor fuel	54,221	55,870	61,159	72,494	1,714	74,208	78,932
Other	17,011	17,782	20,491	20,156	761	20,917	22,754

Total gross profit	157,052	163,531	180,515	196,523	5,052	201,575	220,778
Operating expenses:
Personnel	47,757	50,980	57,320	60,215	2,022	62,237	69,288
General and administrative(3)	16,518	15,987	17,528	36,165	445	36,610	19,377
Operating	39,551	42,910	45,528	52,146	1,456	53,602	61,953
Rent	9,542	8,636	8,653	8,600	1,139	9,739	22,694
Royalties	2,921	3,009	3,187	3,306	90	3,396	3,574
Loss (gain) on disposal of assets and impairment charge	668	2,446	1,383	(641)	—	(641)	—
Depreciation, amortization, and accretion	21,942	22,734	26,257	29,269	936	30,205	25,371

Income from operations	18,153	16,829	20,659	7,463	(1,036)	6,427	18,521
Interest expense, net	(15,674)	(14,205)	(14,605)	(17,527)	(608)	(18,135)	(22,610)
Other miscellaneous(4)	79	108	57	(8,858)	—	(8,858)	452
Minority interest in income of consolidated subsidiaries	(55)	(65)	(64)	(70)	(6)	(76)	(61)

Income (loss) from continued operations	2,503	2,667	6,047	(18,992)	(1,650)	(20,642)	(3,698)
Discontinued operations(5)	10,106	90	—	—	—	—	—
Cumulative effect of changes in accounting principles	—	(2,079)	—	—	—	—	—

Income (loss) before income taxes	12,609	678	6,047	(18,992)	(1,650)	(20,642)	(3,698)
Income tax expense	—	—	—	—	—	—	(48)

Net income (loss)	$12,609	$678	$6,047	$(18,992)	$(1,650)	$(20,642)	$(3,746)

Earnings per common unit/share—basic:(6)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.56)	$(0.65)	$0.63	$(10.09)	$(0.18)		$(0.35)
Discontinued operations	4.33	0.04	—	—	—		—
Cumulative effect of change in accounting principle	—	(0.89)	—	—	—		—

Net income (loss) available to common unit holders	$3.77	$(1.50)	$0.63	$(10.09)	$(0.18)		$(0.35)

Earnings per common unit/share—diluted:(6)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.56)	$(0.65)	$0.62	$(10.09)	$(0.18)		$(0.35)
Discontinued operations	4.33	0.04	—	—	—		—
Cumulative effect of change in accounting principle	—	(0.89)	—	—	—		—

Net income (loss) available to common unit holders	$3.77	$(1.50)	$0.62	$(10.09)	$(0.18)		$(0.35)

	Predecessor				Company	Predecessor & Company Combined	Company
	Fiscal Year Ended			352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005(1)			January 1, 2006(2)	December 31, 2006
	(dollars and gallons in thousands, except per gallon data)
Other Financial Data:
EBITDA(7)	$50,225	$37,617	$46,909	$27,804	$(106)	$27,698	$44,283
Adjusted EBITDA(7)	41,545	41,991	49,940	54,515	(106)	54,409	45,225
Cash provided by (used in):
Operating activities	24,020	34,636	27,201	43,800	(14,721)	29,079	25,613
Investing activities(8)	(11,304)	(29,855)	(42,325)	123,118	(260,207)	(137,089)	(50,191)
Financing activities	(7,112)	3,195	8,664	(202,171)	301,141	(98,970)	53,400
Capital Expenditures, net(9)	11,304	29,855	42,325	46,882	—	46,882	50,191

Store Operating Data:
Number of retail stores (end of period)	306	305	306			319	325
Number of wholesale locations supplied (end of period)	334	332	333			346	367
Average per retail store:
Merchandise revenue	$887	$916	$998			$1,055	$1,142
Motor fuel gallons	1,028	1,077	1,125			1,186	1,243
Merchandise same store sales growth(10)	8.3%	4.1%	4.8%			3.6%	6.1%

Other Operating Data:
Merchandise margin, net of shortages	31.3%	32.0%	32.2%			32.3%	32.6%
Motor fuel gallons sold—retail	313,280	326,958	343,869			367,941	395,338
Motor fuel gallons sold—wholesale(11)	367,949	393,765	427,255			441,543	450,972
Average retail motor fuel price per gallon	$1.26	$1.41	$1.70			$2.12	$2.41
Retail motor fuel gross profit cents per gallon	12.4 ¢	11.9 ¢	12.7 ¢			13.6 ¢	13.6 ¢
Wholesale motor fuel gross profit cents per gallon	4.1 ¢	4.3 ¢	4.1 ¢			5.5 ¢	5.6 ¢

	Predecessor			Company
	December 29, 2002	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,620	$19,616	$13,156	$4,116	$32,938
Total assets	294,106	312,014	323,322	361,134	422,327
Total debt	192,081	195,207	194,327	176,220	120,000
Members’ interest	34,066	34,792	42,543	57,581	161,170

(1)	2004 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contained 52 weeks.
(2)	The statement of operations data for fiscal 2005 reflects the combined results of 352 days of our predecessor, Susser Holdings, L.L.C., and 12 days of Stripes Holdings LLC. Historical results are not necessarily indicative of the results to be expected in the future.
(3)	Includes non-cash compensation charge for management incentive options of $837,000, $47,000, $1,705,000, $1,188,000 and $803,000 for 2002, 2003, 2004, 2005 and 2006, respectively. Includes $17.3 million cash compensation cost in 2005 for redemption of management options related to the 2005 Transaction.
(4)	Includes earnings in our one non-wholly owned subsidiary. 2005 includes $9.8 million in non-recurring costs of the 2005 Transaction charged to miscellaneous expense (see Note 3 of the Notes to Consolidated Financial Statements), and the realization of a $1.4 million gain on sale of certain warrants.
(5)	Includes partial year results and gain on disposal of our Fleet Card operations in September 2002.
(6)	Earnings per unit/share is being presented for the historical periods. However, due to the significant differences in capital structure of the Predecessor and the Company, earnings per unit for the Predecessor are not comparable to earnings per share of the Company, and a combined amount for the fiscal year ended January 1, 2006 is not presented as it is not meaningful. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 21. Earnings per Share” for a description of the calculation of earnings per share for the Predecessor and Company fiscal periods.

(7)	We define EBITDA as net income before interest expense, net, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the December 2005 transactions and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses, marketing expenses and other items) are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our notes.

We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance because:

•

it is used as a performance and liquidity measure under our subsidiaries’ revolving credit facility and the indenture governing our notes, including for purposes of determining whether they have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends to us;

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

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or notes;

•	they do not reflect payments made or future requirements for income taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Predecessor				Company	Predecessor & Company Combined	Company
	Fiscal Year Ended			352 Days Ended December 20, 2005	12 days Ended January 1, 2006	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005			January 1, 2006	December 31, 2006
Net income (loss)	$12,609	$678	$6,047	$(18,992)	$(1,650)	$(20,642)	(3,746)
Depreciation, amortization, and accretion	21,942	22,734	26,257	29,269	936	30,205	25,371
Interest expense, net	15,674	14,205	14,605	17,527	608	18,135	22,610
Income Tax	—	—	—	—	—	—	48

EBITDA	$50,225	$37,617	$46,909	$27,804	$(106)	$27,698	$44,283
Cumulative effect of changes in accounting principles	—	2,079	—	—	—	—	—
Discontinued operations	(10,106)	(90)	—	—	—	—	—
Non-cash stock based compensation expense	837	47	1,705	1,188	—	1,188	803
Management fee	—	—	—	—	—	—	591
Loss (gain) on disposal of assets and impairment charge	668	2,446	1,383	(641)	—	(641)	—
Other miscellaneous(a)	(79)	(108)	(57)	26,164	—	26,164	(452)

Adjusted EBITDA	$41,545	$41,991	$49,940	$54,515	$(106)	$54,409	$45,225

(a)	Fiscal 2005 includes $17.3 million of non-recurring compensation charge for redemption of management options in connection with the 2005 Transaction.

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:

	Predecessor				Company	Predecessor & Company Combined	Company
	Fiscal Year Ended			352 Days Ended December 20, 2005	12 days Ended January 1, 2006	Fiscal Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005			January 1, 2006	December 31, 2006
Net cash provided by (used in) operating activities:	$24,020	$34,636	$27,201	$43,800	$(14,721)	$29,079	$25,613
Changes in operating assets & liabilities	4,226	(6,830)	8,612	(15,376)	14,013	(1,363)	(3,463)
Gain (loss) on disposal of assets	7,197	(2,446)	(1,391)	641	—	641	—
Non-cash stock based compensation expense	(837)	(47)	(1,705)	(18,495)	—	(18,495)	(803)
Minority interest	(55)	(65)	(63)	(70)	(6)	(76)	(52)
Fair market value in nonqualifying derivatives	—	243	(350)	(223)	—	(223)	330
Interest expense, net	15,674	14,205	14,605	17,527	608	18,135	22,610
Income tax							48
Cumulative effect of changes in accounting principles	—	(2,079)	—	—	—	—	—

EBITDA	$50,225	$37,617	$46,909	$27,804	$(106)	$27,698	$44,283
Cumulative effect of changes in accounting principles	—	2,079	—	—	—	—	—
Discontinued operations	(10,106)	(90)	—	—	—	—	—
Non-cash stock based compensation expense	837	47	1,705	1,188	—	1,188	803
Management fee	—	—	—	—	—	—	591
Loss (gain) on disposal of assets and impairment charge	668	2,446	1,383	(641)	—	(641)	—
Other miscellaneous(a)	(79)	(108)	(57)	26,164	—	26,164	(452)

Adjusted EBITDA	$41,545	$41,991	$49,940	$54,515	$(106)	$54,409	$45,225

(a)	Fiscal 2005 includes $17.3 million of non-recurring compensation charge for redemption of management options in connection with the 2005 Transaction.

(8)	Included in 2005 is $170.0 million proceeds from the sale/leaseback completed in December 2005.
(9)	Gross capital expenditures less proceeds from sale/leaseback transactions and asset disposals. 2005 excludes the $170.0 million of sale/leaseback transaction in December 2005.
(10)	We include a store in the same store sales base in its thirteenth full month of operation. Adjusted to eliminate the impact of the 53rd week in 2004.
(11)	Excludes inter-company sales to our retail segment.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Consolidated Financial Statements and Supplementary Data.” Our fiscal year ended January 2, 2005 included 53 weeks for the retail segment, all remaining periods presented included 52 weeks.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets, and other wholesale fuel distributors;

•	Changes in economic conditions generally and in the markets we serve;

•	Volatility in crude oil and wholesale petroleum costs;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Wholesale cost increases of tobacco products, or future legislation or campaigns to discourage smoking;

•	Adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Consumer behavior, travel and tourism trends;

•	Devaluation of the Mexican peso or imposition of restrictions on access of Mexican citizens to the United States;

•	Unfavorable weather conditions;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise, two principal suppliers for gasoline and one principal provider for the transportation of substantially all of our motor fuel;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of April 2, 2007. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of December 31, 2006, our retail segment operated 325 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the year ended December 31, 2006, our wholesale motor fuel segment purchased 846.3 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. We believe our unique retail/wholesale business model, scale, market share and foodservice and merchandise offerings, combined with our highly productive new store model and selected acquisition opportunities, position us for ongoing growth in sales and profitability. Our total revenues and Adjusted EBITDA for the fiscal year ended December 31, 2006, were $2.3 billion and $45.2 million, respectively.

We substantially changed our capital structure in December 2005 through a series of recapitalization and financial transactions as follows (referred to herein as the “2005 Transaction”):

•

Wellspring Capital Partners III, L.P. invested approximately $92 million in cash equity in Stripes Holdings LLC. Sam L. Susser, our CEO, and certain members of our management and board of directors rolled over approximately $37 million in equity interests in Susser Holdings, L.L.C. pursuant to exchange agreements. Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P., merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. surviving the merger, and Susser Holdings, L.L.C. became a wholly owned subsidiary of Stripes Holdings LLC;

•	The existing common and preferred unit holders of Susser Holdings, L.L.C. received $276.8 million in aggregate merger consideration;

•	Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation, issued $170.0 million aggregate principal amount of 10 5/8% senior notes due 2013;

•	SSP Partners, our retail operating subsidiary, sold 74 of our retail stores for $170.0 million, and entered into leaseback agreements for each of the stores;

•	Susser Holdings, L.L.C. and SSP Partners entered into a new $50.0 million revolving credit facility; and

•	All existing indebtedness of Susser Holdings, L.L.C. and its subsidiaries was repaid.

The 2005 Transactions allowed us to provide liquidity to our three existing private equity firms, who had invested in Susser Holdings, L.L.C. in 2000, and other equity holders. It also provided us with an appropriate capital structure to continue our strategy of growing through new store construction, new dealer openings, and strategic acquisitions. However, it did not change the core operations of our business, which is retail convenience store operations and wholesale fuel distribution.

On July 28, 2006, we entered into a new long-term supply agreement, expiring July 13, 2018, with Valero Marketing and Supply Company to supply all of our retail stores with motor fuel that were then supplied by CITGO as well as selected wholesale locations. In connection with this new supply agreement, we have rebranded all of our existing stores that were previously supplied by CITGO to the Valero or Shamrock brand or the Stripes brand.

On October 24, 2006, we completed the initial public offering (the “IPO”) of 7,475,000 shares of our common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million, and approximately $112.8 million in net proceeds after payment of fees, expenses and underwriting discounts of approximately $10.5 million. The net proceeds were used to redeem $50.0 million of the senior notes, plus accrued interest and premium thereon, and to repay outstanding borrowings under the revolving credit facility, with the remaining net proceeds to be used for general corporate purposes, including growth capital. We became, immediately prior to the IPO, the holding company of Stripes Holdings LLC, which together with each of its direct and indirect subsidiaries, comprises all of our operations.

Our agreement for the rights to use the Circle K brand name on our convenience stores in certain geographic locations expired in November 2006. We elected to not renew this agreement and have rebranded all of our retail convenience stores to our propriety Stripes brand name.

Market and Industry Trends

During the past twenty-four months domestic crude oil and wholesale motor fuel costs have continued to be extremely volatile due to general instability in oil producing regions, especially the Middle East, Russia, Africa and South America, as well as severe weather conditions affecting the U.S. domestic oil production and refining operations. If this volatility continues and we are not able to pass on the cost increases to retail motor fuel customers, our fuel margins may decline. Nevertheless, when prices increase quickly and then subsequently fall our margins tend to be higher. The higher motor fuel costs have resulted in an increase in our credit card expenses, since these fees are calculated as a percentage of the sales amount rather than a percentage of gallons sold. In addition, higher natural gas prices have resulted in significantly higher electricity costs.

The other significant trends in the retail convenience store industry continue to be the expansion of food service categories as an increased percentage of merchandise sales and the continued increased competition from hypermarkets. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company offerings have positioned us strongly to competitively address these industry trends in our retail segment.

The Texas Petroleum Storage Tank Remediation fund, which is operated by the TCEQ, is scheduled for expiration on August 31, 2008. However, there is legislation pending which would extend the expiration date. As of December 31, 2006, we had 25 sites that are eligible for reimbursement for expenditures associated with investigating and remediating known releases of hazardous materials, including overfills, spills and releases from underground storage tanks. In the event the fund is not extended, then, on or before August 31, 2007, we plan to transfer any of these sites requiring further remediation to the TCEQ State-Lead program, under which the TCEQ will assume the management and costs associated with further remediation.

Description of Revenues and Expenses

Revenues and Cost of Sales. Our revenues and cost of sales consist primarily of the following:

•

Retail. Retail revenues are primarily derived from sales of merchandise, motor fuel and services through our company-operated convenience stores. Restaurant sales from our proprietary Laredo Taco Company and other foodservice items are included in merchandise sales. Merchandise and motor fuel revenue is recorded at gross selling price, including any excise taxes, but excluding sales taxes. Cost of sales for merchandise and motor fuel includes excise taxes, which are paid to the vendors as part of the cost of product, and any delivery fees.

We also offer a number of ancillary products and services to our customers including lottery tickets, ATM services, car washes at 27 locations, proprietary money orders, prepaid phone cards and wireless services and pay phones. The income from these ancillary products and services is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue.

•

Wholesale. Wholesale revenues are derived primarily from sales of motor fuel to branded dealers, unbranded convenience stores and other commercial users. Sales of motor fuel to our retail operations are at cost, and, with respect to management’s discussion and analysis, all wholesale operations data presented represents third party transactions only. The wholesale cost of motor fuel includes delivery costs, purchase discounts and other related costs, but excludes excise taxes, which are billed on a pass-through basis to the retailer/consumer.

The wholesale business also receives rental income from convenience store properties it leases to third parties, and nominal commission income on various programs we offer to our branded dealers. These programs allow dealers to take advantage of products and services that they would not likely be able to obtain on their own, or at discounted rates. The income for rents and program income is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue.

•

Other. APT derives revenues from environmental remediation, environmental compliance, and motor fuel construction services it provides to our retail stores and wholesale locations, as well as to third parties. Cost of sales includes the direct labor, materials and supplies required to provide the services and indirect costs, such as supervision.

Operating expenses. Our operating expenses consist primarily of the following:

•

Selling, general and administrative expenses consist primarily of store personnel costs, benefits, utilities, property maintenance, credit card fees, advertising, environmental compliance and remediation, rent, insurance, property taxes, administrative costs and non-cash stock based compensation charges.

•	Other operating expenses include depreciation, amortization, loss (gain) on disposal of assets and impairment charges.

Key Measures Used to Evaluate and Assess Business

Key measures we use to evaluate and assess our business include the following:

•

Merchandise same store sales. This reflects the change in year-over-year merchandise sales for comparable stores. We include a store in the same store sales base in its thirteenth full month of operation. A store that is closed is removed from the same store calculation base, including its historical sales. A store that is razed and rebuilt is treated as a closed store when it is razed, and then as a new store when it is rebuilt. Remodeled stores are included in our same store sales base.

•

Merchandise gross profit and margin. Merchandise gross profit represents gross sales price of merchandise sold less the direct cost of goods and shortages. Included in shortages are bad merchandise and theft. Merchandise margin represents merchandise gross profit as a percentage of merchandise sales.

•	Average gallons per store. This reflects the average motor fuel gallons sold per location for a specific period.

•

Gross profit cents per gallon. Our retail gross profit cents per gallon reflects the gross profit on motor fuel before credit card expenses divided by the number of retail gallons sold. Our wholesale gross profit cents per gallon reflects the gross profit on motor fuel after credit card expenses divided by the number of wholesale gallons sold.

•	EBITDA and Adjusted EBITDA. We monitor EBITDA and Adjusted EBITDA on a site, segment and consolidated basis as a key performance measure.

We define EBITDA as net income before interest expense, net, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the December 2005 transactions and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses, marketing expenses and other items) are also excluded in measuring our covenants under our revolving credit facility and the indenture governing the notes.

EBITDA and Adjusted EBITDA are important measures used by management in evaluating our business because:

•

Adjusted EBITDA is used as a performance and liquidity measure under our subsidiaries’ revolving credit facility and the indenture governing our notes, including for purposes of determining whether they have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends to us;

•

Adjusted EBITDA facilitates management’s ability to measure operating performance of our business because it assists us in comparing our operating performance on a consistent basis since it removes the impact of items not directly resulting from our retail convenience stores and wholesale motor fuel distribution operations;

•	Adjusted EBITDA is used by our management for internal planning purposes, including aspects of our consolidated operating budget, as well as for segment and individual site operating targets;

•

management uses Adjusted EBITDA for internal planning purposes, including aspects of our consolidated operating budget and capital expenditures, as well as for segment and individual site operating targets; and

•	Adjusted EBITDA is used by our board of directors and management for determining certain management compensation targets and thresholds.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit facility or notes;

•	they do not reflect payments made or future requirements for income taxes;

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

Results of Operations

The following table sets forth our revenues, cost of sales, gross profit, operating expenses and operating income as a percentage of total revenues for the period indicated:

	Fiscal Year Ended
	January 2, 2005	January 1, 2006(1)	December 31, 2006
Revenues:
Merchandise sales	21.1%	17.4%	16.1%
Motor fuel sales	77.5	81.5	82.9
Service and other revenue	1.4	1.1	1.0

Total revenues	100.0	100.0	100.0
Cost of sales	87.6	89.4	90.3
Gross profit:
Merchandise	6.8	5.6	5.3
Motor fuel	4.2	3.9	3.5
Service and other gross profit	1.4	1.1	0.9

Total gross profit	12.4	10.6	9.7

Selling, general and administrative expenses	9.0	8.7	7.8
Depreciation, amortization and accretion	1.8	1.6	1.1
Other operating expenses	0.2	0.0	0.0

Income (loss) from operations	1.4	0.3	0.8
Interest and other	1.0	1.4	1.0

Net income (loss) before tax	0.4%	(1.1)%	(0.2)%
Income tax	0.0	0.0	0.0

Net income (loss)	0.4%	(1.1)%	(0.2)%

(1)	The results of operations for the year ended January 1, 2006, represent the combined operations of Susser Holdings, L.L.C. for the 352-day period ended December 20, 2005, and Stripes Holdings LLC, successor, for the 12-day period ended January 1, 2006.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Fiscal Year Ended
	January 2, 2005	January 1, 2006(1)	December 31, 2006
	(dollars and gallons in thousands)
Revenue:
Merchandise sales	$306,990	$329,530	$365,343
Motor fuel—retail	585,966	780,441	953,004
Motor fuel—wholesale	540,482	764,759	923,637
Service and other revenue	20,737	21,534	23,175

Total revenue	$1,454,175	$1,896,264	$2,265,159
Gross profit:
Merchandise	$98,865	$106,450	$119,092
Motor fuel—retail	43,629	49,922	53,918
Motor fuel—wholesale	17,530	24,286	25,014
Service and other gross profit	20,491	20,917	22,754

Total gross profit	$180,515	$201,575	$220,778
Adjusted EBITDA(2):
Retail	$39,475	$40,290	$25,770
Wholesale	12,968	17,231	19,587
Other	(2,503)	(3,112)	(132)

Total Adjusted EBITDA	$49,940	$54,409	$45,225
Retail merchandise margin	32.2%	32.3%	32.6%
Merchandise same store sales growth	4.8%	3.6%	6.1%
Average retail motor fuel gallons per store	1,125	1,186	1,243
Motor fuel gallons sold:
Retail	343,869	367,941	395,338
Wholesale	427,255	441,543	450,972
Average retail price of motor fuel	$1.70	$2.12	$2.41
Motor fuel gross profit cents per gallon:
Retail	12.7 ¢	13.6 ¢	13.6 ¢
Wholesale	4.1 ¢	5.5 ¢	5.6 ¢

(1)	The results of operations for the year ended January 1, 2006, represent the combined operations of Susser Holdings, L.L.C. for the 352-day period ended December 20, 2005, and Stripes Holdings LLC, successor, for the 12-day period ended January 1, 2006.
(2)	We define EBITDA as net income before interest expense, net, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the December 2005 transactions and the gain or loss on disposal of assets and impairment charges. EBITDA and Adjusted EBITDA are not presented in accordance with GAAP. Please refer to the discussion above in the subsection entitled “—Key Measures Used to Evaluate and Assess Business.”

The following table presents a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended January 2, 2005
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$17,111	$7,806	$(4,258)	$20,659
Depreciation, amortization and accretion	21,924	4,219	114	26,257
Other miscellaneous	—	—	57	57
Minority interest	—	—	(64)	(64)

EBITDA	39,035	12,025	(4,151)	46,909
Non-cash stock based compensation expense	—	—	1,705	1,705
Loss (gain) on disposal of assets and impairment	440	943	—	1,383
Other operating expenses	—	—	(57)	(57)

Adjusted EBITDA	$39,475	$12,968	$(2,503)	$49,940

	Fiscal Year Ended January 1, 2006
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$15,858	$11,908	$(21,339)	$6,427
Depreciation, amortization and accretion	24,306	5,704	195	30,205
Other miscellaneous	—	—	(8,858)	(8,858)
Minority interest	—	—	(76)	(76)

EBITDA	40,164	17,612	(30,078)	27,698
Non-cash stock based compensation expense	—	—	1,188	1,188
Loss (gain) on disposal of assets and impairment	126	(381)	(386)	(641)
Other operating expenses	—	—	26,164	26,164

Adjusted EBITDA	$40,290	$17,231	$(3,112)	$54,409

	Fiscal Year Ended December 31, 2006
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$8,486	$14,747	$(4,712)	$18,521
Depreciation, amortization and accretion	17,284	4,840	3,247	25,371
Other miscellaneous	—	—	452	452
Minority interest	—	—	(61)	(61)

EBITDA	25,770	19,587	(1,074)	44,283
Non-cash stock based compensation expense	—	—	803	803
Management fee	—	—	591	591
Loss (gain) on disposal of assets and impairment	—	—	—	—
Other operating expenses	—	—	(452)	(452)

Adjusted EBITDA	$25,770	$19,587	$(132)	$45,225

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments.
(b)	Reference is made to footnote 7 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA and Adjusted EBITDA to net income and cash flow from operating activities.

Fiscal 2006 Compared to Fiscal 2005

The following comparative discussion of results for fiscal 2005 includes both the 352-day period of operations by Susser Holdings, L.L.C. as predecessor company, and the 12-day period of operations by Stripes Holdings LLC, following the December 2005 recapitalization and holding company reorganization of Susser Holdings, L.L.C. (the “2005 Transaction”). The 2005 Transaction did not impact our core retail or wholesale operations, and therefore our 2006 operating results are comparable to 2005, unless otherwise noted.

Total Revenue. Total revenue for the 2006 was $2,265.2 million, an increase of $368.9 million, or 19.5%, over 2005. The increase in total revenue was driven by a 16.2% increase in the average sales price of motor fuel, a 10.9% increase in merchandise sales and a 4.5% increase in motor fuel gallons sold.

Total Gross Profit. Total gross profit for 2006 was $220.8 million, an increase of $19.2 million, or 9.5%, over 2005. The increase was primarily attributable to increases in merchandise sales, motor fuel volumes and motor fuel margins.

Merchandise Sales and Gross Profit. Merchandise sales were $365.3 million for 2006, a $35.8 million, or 10.9%, increase over 2005. Our performance was due to a 6.1% merchandise same store sales increase, including our strong Laredo Taco Company restaurant sales, and the addition of 16 new retail stores. Key categories contributing to the same store sales increase were Laredo Taco Company restaurant sales ($6.4 million), packaged beverages ($5.2 million) and beer ($4.3 million). Merchandise gross profit was $119.1 million for 2006, a $12.6 million, or 11.9%, increase over 2005, which was driven primarily by the increase in merchandise sales. Merchandise margins were 32.6%, up slightly from 32.3% in 2005. Merchandise margin improvements due to a more favorable product mix emphasizing Laredo Taco Company and dispensed and packaged beverages were partially offset by declines in cigarette margins.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2006 were $953.0 million, an increase of 22.1% over 2005, driven by a 13.6% increase in the average retail price of motor fuel and a 7.4% increase in retail gallons sold. The increase in gallons is attributable to a 4.8% increase in average gallons per site and the opening of 16 new retail stores. Retail motor fuel gross profit increased by 8.0% over 2005, due to the increased gallons and a slight increase in the gross profit per gallon. Gross profit cents per gallon of 13.6 cents was 0.5% higher than in 2005.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues for 2006 were $923.6 million, a 20.8% increase over 2005. This increase is attributable to an 18.2% increase in average wholesale motor fuel prices and a 2.1% increase in gallons sold. As previously discussed, we sold our unattended fueling sites in June, 2006, however we continued to supply unbranded fuel to some of those sites. Wholesale motor fuel gross profit of $25.0 million increased 3.0% over 2005 as gross profit cents per gallon increased to 5.6 cents for 2006 compared to 5.5 cents for 2005. The slight increase in gross profit cents per gallon was related to our supply sites and unbranded motor fuel sales.

Service and Other Revenue and Other Gross Profit. Other revenue of $23.2 million for 2006 was up 7.6% over 2005. Gross profit associated with other revenue was $22.8 million, up 8.8% over 2005. The increase over last year was partially driven by an increase in income from our ATM services, prepaid products and from our 16 new retail stores.

Personnel Expense. The largest component of our operating expenses is retail store personnel expense. For 2006, personnel expense was $69.3 million, an increase of $7.1 million, or 11.3%, over 2005. The increase is primarily attributable to stores opened in 2005 and 2006 ($4.7 million), which all have restaurants requiring incremental labor. Additionally, our restaurant sales in all stores, which require more labor, are growing much faster than our other merchandise sales and therefore are contributing to the increase in personnel expense ($1.1 million). We also had an increase in division support ($0.5 million), store staff training ($0.4 million) and benefits ($0.4 million).

General and Administrative Expense. General and administrative expense was $19.4 million in 2006, a decrease of $17.2 million or 47.1% from 2005. Included in G&A expense are non-cash stock compensation charges of $0.8 million for 2006 and $1.2 million for 2005. Additionally, a $17.3 million compensation charge was recognized in 2005 for the redemption of management options in connection with the 2005 Transaction. In 2006, expenses relating to compliance with the Sarbanes Oxley Act of 2002 and other expenses as a result of becoming a public company, were approximately $0.5 million.

Operating Expenses. Operating expenses were $62.0 million in 2006, an increase of $8.4 million or 15.6% over 2005. The increase was largely driven by increased credit card fees ($3.2 million) from the increase in the average retail price of motor fuel and utility expense from higher energy costs ($1.5 million). The remaining increase is primarily related to our new stores.

Rent Expense. Rent expense of $22.7 million increased by $13.0 million or 133.0% over 2005, due to the sale leaseback of $170.0 million of properties in December 2005. Included in rent expense is a non-cash charge for straight-line rent of $1.6 million and a credit of $1.5 million for amortization of deferred gains from the 2005 sale leaseback, with cash rent expense at $22.6 million.

Royalty Expense. Royalty expense for the use of the Circle K trade name was $3.6 million in 2006, an increase of $0.2 million or 5.2% over 2005. We completed the rebranding of our stores to the Stripes brand during the first quarter of 2007, thus eliminating this royalty in future periods. To support our proprietary Stripes brand, we increased our annual marketing expense by approximately $0.8 million during 2006.

Loss (Gain) on Disposal of Assets and Impairment Charges. During 2006 we sold assets with a net book value of $4.8 million and recognized no gain or loss on disposition of these assets since this was within the one year look-back period from the valuation related to the 2005 Transaction. In accordance with purchase accounting, the book values of assets disposed of within one year of the event were adjusted so no gain or loss was recognized on the sale.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense of $25.4 million decreased by $4.8 million or 16.0% from 2005 primarily due to the elimination of depreciation expense on the assets sold in the December 2005 sale leaseback transaction. Partially offsetting this decrease is depreciation and amortization related to the step-up in basis attributable to the purchase accounting treatment of the 2005 Transaction. Amortization expense included $1.8 million and $3.3 million of write-offs of unamortized loan costs related to debt repayments in 2006 and 2005, respectively.

Income from Operations. Income from operations for 2006 was $18.5 million, compared to $6.4 million for 2005. The $12.1 million or 188.2% increase was primarily attributable to the $17.3 million compensation expense recognized for redemption of management options during 2005. Other changes impacting income from operations are described above.

Interest Expense, Net. Net interest expense for 2006 was $22.6 million, an increase of $4.5 million from 2005. Included in interest expense was $5.3 million in debt prepayment penalties in 2006, compared to $2.9 million in 2005. We paid off $50.0 million of our senior notes in November 2006 with proceeds from the IPO.

Other Miscellaneous Income and Expense. Other miscellaneous includes income from a non-consolidated joint venture and other non-operating income. We recorded $9.8 million in non-recurring charges in 2005 in connection with the December 2005 Transaction, net of $1.4 million in miscellaneous income related to the exercise of warrants that we had received in connection with the 2002 sale of our Fleet Card operations.

Income Taxes. In connection with the closing of the reorganization and initial public offering on October 24, 2006, we converted from a limited liability company to a “C” corporation and established beginning balances in our deferred tax assets and liabilities in accordance with Statement of Financial Accounting

Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, we recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which consists of a $7.4 million tax benefit recognized upon change of entity status and $2.3 million tax benefit related to operations after the IPO, net of a valuation allowance of $9.7 million. We considered our historical taxable income and estimates of future taxable income in making a determination of a reasonable valuation allowance. We will evaluate this allowance in the future to determine if new circumstances indicate that the realization of any portion of the deferred tax asset is more likely than not.

Net Income or Loss. We recorded a net loss for 2006 of $3.7 million, compared to a net loss of $20.6 million for 2005. The loss in 2005 is primarily due to $33.4 million of one-time charges related to the 2005 Transaction, and the 2006 loss is primarily due to the $7.1 million of 2006 debt repayment charges and the other income and expense items discussed above.

Adjusted EBITDA. Adjusted EBITDA for 2006 was $45.2 million, a decrease of $9.2 million, or 16.9%, compared to 2005. Retail segment Adjusted EBITDA of $25.8 million decreased by $14.5 million, or 36.0%, over 2005 due to the differences in gross profit, SG&A, and rent expense as described above. Wholesale segment Adjusted EBITDA of $19.6 million increased by $2.4 million, or 13.7%, over 2005 primarily due to the increased motor fuel gross profit.

Fiscal 2005 Compared to Fiscal 2004

The following discussion of results for fiscal 2005 includes both the 352-day period of operations by Susser Holdings, L.L.C. as predecessor company, and the 12-day period of operations by Stripes Holdings LLC, following the Transaction. Fiscal 2005 was a 52-week period for the retail segment, while fiscal 2004 was a 53-week period.

Total Revenue. Total revenue for the 2005 was $1,896.3 million, an increase of $442.1 million, or 30.4%, over 2004. The increase in total revenue was driven by a 30.7% increase in the average sales price of motor fuel, a 7.3% increase in merchandise sales and a 5.0% increase in motor fuel gallons sold, as further described below. Fiscal 2004 included approximately $16.7 million revenue related to the 53rd week.

Total Gross Profit. Total gross profit for 2005 was $201.6 million, an increase of $21.1 million, or 11.7%, over 2004. The increase was primarily attributable to increases in merchandise sales, motor fuel volumes and motor fuel margins. Fiscal 2004 included approximately $2.5 million gross profit related to the 53rd week.

Merchandise Sales and Gross Profit. Merchandise sales were $329.5 million for 2005, a $22.5 million, or 7.3%, increase over 2004. Our performance was due to a 3.6% merchandise same store sales increase, accounting for $10.7 million of the increase, with the balance attributable to the addition of 16 new retail stores. Key categories contributing to the same store sales increase were Laredo Taco Company restaurant sales ($3.5 million), packaged beverages ($2.2 million) and beer ($1.9 million). Our results were achieved despite the sales fluctuations related to three hurricanes during the third quarter. Merchandise gross profit was $106.5 million for 2005, a $7.6 million, or 7.7%, increase over 2004, which was driven primarily by the increase in merchandise sales. Merchandise margins were 32.3%, up slightly from 32.2% in 2004. Merchandise margin improvements due to a more favorable product mix emphasizing Laredo Taco Company and dispensed and packaged beverages were offset by declines in cigarette margins.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2005 were $780.4 million, an increase of 33.2% over 2004, driven by a 24.5% increase in the average retail price of motor fuel ($153.5 million) and a 7.0% increase in retail gallons sold ($41.0 million). The increase in gallons is attributable to a 5.4% increase in average gallons per site and the opening of 16 new retail stores. These volume increases are not adjusted for approximately 6.6 million gallons attributed to the extra week in 2004. Retail motor fuel gross profit increased by 14.4% over 2004, due to the increased gallons ($3.3 million) and an increase in the gross profit per gallon ($3.0 million). Gross profit cents per gallon of 13.6 cents was 6.9% higher than 2004. This increase in gross profit cents per gallon was partially due to the increased volatility in fuel prices during the third quarter of 2005 related to the hurricanes.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues for 2005 were $764.8 million, a 41.5% increase over 2004. This increase is attributable to a 36.9% increase in average wholesale motor fuel prices ($200.0 million) and a 3.3% increase in gallons sold ($24.7 million). Wholesale motor fuel gross profit of $24.3 million increased 38.5% over 2004 as gross profit cents per gallon increased to 5.5 cents for 2005 compared to 4.1 cents for 2004. The increase in gross profit cents per gallon was primarily attributed to higher margins on consignment motor fuel sales (3.9 cents) and a slight increase in our margins related to unbranded motor fuel (1.7 cents).

Service Revenue and Gross Profit. Other revenue of $21.5 million for 2005 was up 3.8% over 2004. Gross profit associated with other revenue was $20.9 million, up 2.1% over 2004. The retail segment had other revenue of $17.3 million in 2005 compared to $17.0 million in 2004. Related gross profit was also $17.3 million and $17.0 million, respectively, as we record these service revenues on a net basis. The increase over last year was partially driven by an increase in income from our car wash ($0.2 million) and ATM services ($0.2 million) and from our 16 new retail stores. The wholesale segment had other revenue and related gross profit of $3.8 million in 2005 compared to $3.5 million in 2004. The increase is primarily due to additional rental income.

Personnel Expense. The largest component of our operating expenses is retail store personnel expense. For 2005, personnel expense was $62.2 million, an increase of $4.9 million, or 8.6%, over 2004. The increase is primarily attributable to our new store openings ($3.6 million), which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require more labor, are growing much faster than our other merchandise sales and therefore are contributing to the increase in personnel expense.

General and Administrative Expense. General and administrative expense was $36.6 million in 2005, an increase of $19.1 million or 108.9% over 2004. Included in G&A expense are non-cash stock compensation charges of $1.2 million for 2005 and $1.7 million for 2004. Additionally, we recognized $17.3 million compensation expense for redemption of management options in connection with the December 2005 transactions. We terminated our existing option plans and redeemed all options at the acquisition value, resulting in a cost of $21.1 million. We had previously recognized compensation costs for our option plans of $3.8 million, resulting in a current charge of $17.3 million. We also had increases in salaries and bonuses of $1.2 million and increased professional fees of $0.6 million. In addition, we paid consulting fees of $1.0 million for both 2005 and 2004 to the previous owners of certain acquired properties. The consulting contracts required that they be paid out upon change of control, which was done concurrently with the closing of the December 2005 transactions, and therefore we did not incur these consulting expenses beginning in 2006.

Operating Expenses. Operating expenses were $53.6 million in 2005, an increase of $8.1 million or 17.7% over 2004. The increase was largely driven by increased utility expense from higher energy costs ($3.2 million) and credit card fees ($1.8 million) from the increase in the average retail price of motor fuel. The remaining increase is primarily related to our new stores.

Rent Expense. Rent expense of $9.7 million increased by $1.1 million or 12.6% over 2004. Twelve days of rent related to the December 2005 sale/leaseback transaction of $0.4 million was recorded in 2005.

Royalty Expense. Royalty expense for the use of the Circle K trade name was $3.4 million in 2005, an increase of $0.2 million or 6.6% over 2004.

Loss (Gain) on Disposal of Assets and Impairment Charges. We recorded a gain on disposal of assets, net of impairment charges, of $0.6 million, compared to a loss of $1.4 million in 2004. During 2005 we sold assets with a net book value of $0.9 million and recognized a gain on disposition of these assets of $0.7 million. During 2005, impairment charges of $25 thousand were recorded.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense of $30.2 million increased $3.9 million or 15.0% over 2004 primarily due to the 16 new stores. Amortization expense included a $3.3 million write-off of unamortized loan costs related to the debt repaid in December 2005.

Income from Operations. Income from operations for 2005 was $6.4 million, compared to $20.7 million for 2004. The $14.2 million or 68.9% decrease was primarily attributable to the $17.3 million compensation expense recognized for redemption of management options. An offsetting $3.1 million improvement was attributable to improvements in merchandise and motor fuel gallons and gross profit, which were partly offset by the other increases in selling, general and administrative expense discussed above. The estimated increase income from operations attributable to the 53rd week in 2004 was approximately $0.8 million.

Interest Expense, Net. Net interest expense for 2005 was $18.1 million, an increase of $3.5 million or 24.2% from 2004. Included in interest expense was $2.9 million in debt prepayment penalties in 2005, compared to $1.4 million in 2004. The remaining increase is due to a reduction of interest income of $0.7 million primarily related to a $9.6 million note receivable paid off in April 2004.

Other Miscellaneous Income and Expense. We recorded several charges in connection with the December 2005 transactions. Due to change of control provisions in four long-term consulting agreements, we paid off the contracts for a total of $1.5 million. We also expensed $8.3 million in various other costs related to the December 2005 transactions, including advisory, legal and accounting charges. We recorded $1.4 million in miscellaneous income during 2005 related to the exercise of warrants that we had received in connection with the 2002 sale of our Fleet Card operations.

Net Income or Loss. We recorded a net loss for 2005 of $20.6 million, compared to net income of $6.0 million for 2004. The $26.7 million or 441.4% decrease is due to $33.4 million of expenses related to the December 2005 transactions.

Adjusted EBITDA. Adjusted EBITDA for 2005 was $54.4 million, an increase of $4.5 million, or 8.9%, compared to 2004. Retail segment Adjusted EBITDA of $40.3 million increased by $0.8 million, or 2.1%, over 2004 due to the increases in gross profit described above, although partly offset by the increased selling, general and administrative expenses. The retail segment’s increase in Adjusted EBITDA is also negatively impacted by the extra week included in the 2004 fiscal year, which added approximately $0.8 million to Adjusted EBITDA in 2004. Wholesale segment Adjusted EBITDA of $17.2 million increased by $4.3 million, or 32.9%, over 2004 primarily due to the increased motor fuel gross profit.

Impact of Hurricanes Emily, Katrina and Rita. Hurricanes Emily, Katrina and Rita struck the Gulf Coast region during the third quarter of 2005, causing widespread damage. In certain of our markets, such as Corpus Christi, Victoria and the southern portions of the greater Houston area, mandatory evacuation orders were issued as a result of Hurricane Rita. At the peak of Hurricane Rita, 72 of our convenience stores and approximately 280 of our wholesale dealer locations in the Houston area were temporarily closed. Similarly, 16 sites were briefly closed as a result of Hurricane Emily. All locations were reopened shortly after Hurricanes Rita and Emily passed and we did not experience any significant damage to any of our properties. Although we did not close any sites as a result of Hurricane Katrina, we experienced similar temporary fluctuations in sales and profitability as a result of all three hurricanes. However, the net effect of the hurricanes on our operating results for 2005 was not material.

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

Cash flows from operations were $27.2 million, $29.1 million and $25.6 million for 2004, 2005 and 2006, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in earnings and working capital. Our daily working capital requirements fluctuate within each month, primarily related to the timing of motor fuel, sales tax, and rent payments. Based on our typical working capital fluctuations, borrowings under our revolving credit facility ranged from $0 to $24 million in any given month for 2004, 2005, and most of 2006. Subsequent to the IPO in October 2006, we had no material borrowings on the revolver.

Capital Expenditures. Capital expenditures, before sale/leasebacks and asset dispositions, were approximately $44.2 million, $51.1 million and $70.2 million in 2004, 2005 and 2006, respectively. The majority of these expenditures related to increasing the number of our retail stores by 12, 16 and 16 in 2004, 2005 and 2006, respectively. During 2006 we acquired 7 new retail stores and completed construction of 9 new stores. We also closed 10 stores, bringing our retail store count at December 31, 2006 to 325.

In June 2006, we sold our 25 unattended fueling sites for proceeds of $3.0 million.

We typically spend approximately $10 million to $14 million per year in maintenance and discretionary revenue enhancing capital expenditures. Of this, we estimate that we need to spend approximately $4 million to $6 million per year to maintain our existing stores. In 2007, we plan to invest approximately $40 to $60 million (net of approximately $20 to $40 million of lease financing) in 18 to 22 new retail stores, new dealer projects and maintenance and upgrades of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, a portion of the net proceeds of our IPO, borrowings under the revolving credit facility and additional lease financing.

We completed our rebranding initiative, under which we converted our stores from the Circle K brand to the Stripes brand, during the first quarter of 2007. We spent approximately $8.6 million on this initiative during 2006 and early 2007. To support our Stripes brand, we increased our annual marketing expense by $0.8 million during 2006. We paid $3.6 million for the use of the Circle K brand during fiscal 2006.

We entered into a long-term fuel supply arrangement with Valero Marketing and Supply Company in July 2006 that expires July 13, 2018, and has replaced our CITGO supply of motor fuel to approximately 305 retail stores, in addition to some of our wholesale supply sites. We were responsible for the capital cost of rebranding each location, in which we spent approximately $11.7 million during 2006 and early 2007.

Cash Flows from Financing Activities. At December 31, 2006, our outstanding long-term debt was $120.0 million. In December 2005, we issued $170.0 million aggregate principal amount of 10 5/8% senior notes due 2013, which are further described below. We also executed sale/leaseback transactions for 74 of our retail convenience store properties for proceeds of $170.0 million. The properties are being leased back pursuant to triple-net leases for an initial 20-year term with five 5-year options. The annual cash rent for these properties in 2006 was $13.6 million and escalates annually based on either a stated escalation rate or on the increase in the Consumer Price Index. The proceeds of the debt and the concurrent sale/leaseback transaction, cash on balance sheet and new equity contributions were used to fund the aggregate merger consideration related to the December 2005 transactions, refinance our existing debt and pay related fees and expenses.

On October 24, 2006, we completed an initial public offering of Susser Holdings Corporation’s common stock. Immediately prior to the offering, Stripes Holdings LLC and Susser Holdings Corporation completed corporate formation transactions such that Stripes Holdings LLC and its subsidiaries became wholly-owned subsidiaries of Susser Holdings Corporation. We used the net proceeds of the IPO to redeem $50.0 million of our senior notes, plus accrued interest and prepayment penalties thereon, repay the outstanding borrowing under our revolving credit facility and pay fees and expenses related to the offering. The balance is being used for general corporate purposes, including growth capital.

Revolving Credit Facility. On December 21, 2005, our subsidiaries Susser Holdings, L.L.C. and SSP Partners (the “Borrowers”), entered into a new five-year revolving credit facility in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. We and each of our existing and future domestic subsidiaries (other than one less-than-wholly owned subsidiary) are guarantors under the facility. The proceeds from this revolving credit facility are used to finance ongoing working capital and other general corporate purposes. A portion of the revolving credit facility not in excess of $10.0 million is available for the issuance of letters of credit and a portion of this credit facility not in excess of $7.5 million is available for swing line loans. The revolving credit facility may be increased on various terms and conditions to an aggregate principal amount of up to $75.0 million at any time on or before December 20, 2009, although no individual bank’s commitment may be increased without such bank’s consent. The revolving credit facility terminates on December 20, 2010.

Availability under the revolving credit facility is based on a borrowing base comprised of (1) 85% of eligible accounts receivable plus (2) 50% of eligible inventory (not to exceed 50.0% of the eligible accounts receivable) plus (3) the lesser of (a) 66% of the fair market value of certain designated eligible real property, (b) 50% of the revolving loan commitments then in effect and (c) the sum of (1) and (2). The borrowing base is also subject to reserves established by the arrangers of the facility in their reasonable credit judgment acting in good faith.

The loans are secured by a perfected first priority security interest in all of the Borrowers’ inventory and accounts receivable and all inventory and accounts receivable of all of the guarantors under the facility, 100% of the outstanding ownership interests of Susser Holdings, L.L.C., 100% of the outstanding ownership interests of each of our direct and indirect existing and future domestic subsidiaries (except for certain restricted interests in joint ventures), 65% of the outstanding voting stock of each of our and the subsidiary guarantors’ existing and future first tier foreign subsidiaries, and all proceeds and products of all of the foregoing.

The interest rates under the revolving credit facility are calculated at the Borrower’s option at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to base rate loans, interest is payable quarterly in arrears on the last business day of each fiscal quarter. With respect to LIBOR loans, interest is payable at the end of each interest period and, in any event, at least every three months for interest periods longer than three months. As of January 1, 2006 and December 31, 2006, the interest rate on our revolver was 8.0% and 9.0%, respectively. Fees associated with letters of credit issued under the credit facility will be equal to 1.5% per annum times the daily maximum amount drawn, with a minimum fee of $500. The Borrowers also pay a quarterly commitment fee on the unutilized portion of the facility. The commitment fee is currently 0.375% per annum, and is subject to adjustment based on a Rent Adjusted Leverage Ratio grid. The revolving credit facility may be prepaid at any time at the Borrower’s option.

The revolving credit facility contains certain customary covenants that restrict our ability, and the ability of our subsidiaries to, among other things:

•	declare dividends, or make any distribution of assets to our stockholders;

•	purchase, redeem, retire or acquire for value any of our capital stock;

•	prepay, redeem or purchase debt;

•	incur liens, grant negative pledges and engage in certain sale/leaseback transactions;

•	make loans, acquisitions and other investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	make capital expenditures in excess of the prior year’s Consolidated EBITDA (other than with the proceeds of sale leaseback transactions and certain permitted debt);

•	engage in mergers, consolidations and asset sales;

•	transact with affiliates;

•	and engage in businesses that are not related to our existing business.

The revolving credit facility also requires us to maintain certain financial covenants, including covenants requiring us to maintain:.

•

a ratio of (x) the sum of (A) Consolidated Net Debt (as defined in the credit facility) as of the determination date plus (B) Consolidated Adjusted Rent (as defined in the credit facility) for the prior four fiscal quarters to (y) Consolidated EBITDAR (which is defined in the credit facility and includes consolidated EBITDA plus Rental Expense (as defined in the credit facility)) for such period, less than (1) 6.5 to 1 for each fiscal quarter ending on or about December 31, 2006, (2) 6.25 to 1 for each fiscal quarter ending on or about March 31, 2007 through and including on or about December 31, 2007 and (3) 6.0 to 1 thereafter (as of December 31, 2006, such ratio was 3.68 to 1); and

•

a ratio of (x) Consolidated EBITDAR (less certain cash taxes paid and restricted payments made during the period) for the prior four fiscal quarters to (y) the sum of consolidated Rental Expense and certain cash interest and principal payments made on our indebtedness for such period, greater than (1) 1.15 to 1 for each fiscal quarter ending on or about December 31, 2006, (2) 1.20 to 1 for each fiscal quarter ending on or about March 31, 2007 through and including on or about December 31, 2007 and (3) 1.25 to 1 thereafter (as of December 31, 2006, such ratio was 1.82 to 1).

For purposes of the revolving credit facility, our consolidated EBITDA is defined in the same manner as “Adjusted EBITDA” as used in this report, but also makes further adjustments, including adding back royalty fees for licensing the Circle K trade name, cost savings related to terminated consulting agreements of up to $1 million annualized, and non-cash rent expense, but deducting up to $0.8 million in annualized marketing expense during such period to the extent such amounts are not already included in the calculation of net income.

Events of default, which are subject to customary grace periods, thresholds and exceptions, where appropriate, as defined under the revolving credit facility include:

•	failure of either borrower to pay principal, interest or other amounts when due;

•	breach of any representation or warranty;

•	violation of covenants;

•	default on certain other debt;

•	any breach of our agreements with McLane, Chevron or CITGO that is not cured and that could result in a material adverse change;

•	security documents failing to create the lien purported to be created, or any guaranty failing to be in full force and effect; failure to pay certain judgments; events of bankruptcy; and

•	a change of control.

At December 31, 2006, were no amounts outstanding under the revolving line of credit. Letters of credit amounted to $3.1 million, resulting in approximately $46.9 million of available borrowing capacity. As of December 31, 2006, we were in compliance with all covenants related to this facility. We believe that our revolving credit agreement is material to our overall liquidity position, and non-compliance with any of the foregoing negative or affirmative covenants may result in an event of default, which could give rise to all of the outstanding indebtedness under that facility becoming immediately due and payable. In the event that the revolving credit facility was accelerated or terminated by the lender for any such default, there can be no assurances that we could refinance or replace such facility on acceptable terms or at all, which could materially and adversely affect our liquidity needs.

We entered into an amendment to the credit facility and received the consent of the lenders there under for our October 24, 2006 initial public offering. In addition, pursuant to the amendment, all of the outstanding ownership interests of Stripes Holdings LLC held by the Company (following our corporate formation transactions) were pledged to the lenders.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation (collectively, the “Issuers”), sold $170.0 million of 10 5/8% senior unsecured notes due December 15, 2013. Interest on the Notes is due on June 15 and December 15 of each year. Proceeds from the sale of the Senior Notes were used to fund the December 2005 transactions, repay existing indebtedness and pay related fees and expenses. We incurred approximately $7.6 million in costs associated with the Senior Notes, which were deferred and are being amortized over the life of the Senior Notes. A portion of the proceeds from our Initial Public Offering were used to redeem $50.0 million of the 10 5/8% senior notes, plus accrued interest and premium thereon on November 24, 2006.

The Senior Notes are senior unsecured obligations of the Issuers that rank equally in right of payment with existing and future senior indebtedness of the Issuers. The Senior Notes are effectively subordinated to (i) all of the Issuers’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and (ii) all liabilities of Susser Company, Ltd. The Senior Notes, however, rank senior in right of payment to any existing and future subordinated indebtedness of the Issuer. The Senior Notes are jointly and severally guaranteed by Stripes Holdings LLC and each of our existing and future domestic subsidiaries other than Susser Company, Ltd.

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Issuers’ ability and any restricted subsidiary’s ability to:

•	incur additional debt; make restricted payments (including paying dividends on, redeeming or repurchasing the Issuer’s capital stock);

•	dispose of our assets;

•	grant liens on our assets; engage in transactions with affiliates; merge or consolidate or transfer substantially all of our assets;

•	issue guarantees of other debt;

•	enter into material new businesses;

•	enter into agreements that limit the ability of the Issuers’ subsidiaries to loan money, make distributions or transfer assets to the Issuer; and

•	enter into sale/leaseback transactions.

The Issuers are currently in compliance with all of the covenants in the indenture.

On or after December 15, 2009, the Issuers may redeem some or all of the Senior Notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: after December 15, 2009, at 105.313%; after December 15, 2010, at 102.656%; and after December 15, 2011 and thereafter, at 100.000%. In addition, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes before December 15, 2008, with the net proceeds of certain equity offerings by us; provided that (1) at least 65% of the aggregate principal amount of the senior notes originally issued remain outstanding and (2) the redemption occurs within 90 days of the closing of the relevant equity offering. We utilized this redemption provision to redeem $50.0 million of the senior notes with a portion of the proceeds of the initial public offering.

Additionally, if Susser Holdings, L.L.C. experiences certain kinds of changes of control, the Issuers must offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest. “Change of Control” is defined to include the occurrence of any of the following: (1) the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), of all or substantially all of the properties or assets of Susser Holdings, L.L.C. and its subsidiaries; (2) the adoption of a plan relating to the liquidation or dissolution of Susser Holdings, L.L.C.; (3) the consummation of any transaction, the result of which is that any “person” or “group,” other than one or more of the principals (Wellspring and Sam L. Susser and his descendants), becomes the beneficial owner, directly or indirectly, of more than 50% of the voting stock of Susser Holdings, L.L.C.; or (4) the first day on which a majority of the board of directors of Susser Holdings, L.L.C. are comprised of members who were not members of the board on the date of the indenture or by members who were not subsequently appointed by members of the board that were members on the date of the indenture. In addition, in some cases the Issuers may be required to make an offer to purchase the senior notes with the proceeds of certain asset sales. Our initial public offering of common stock did not constitute a “Change of Control” for purposes of the senior notes indenture.

Events of default, which are subject to customary grace periods, thresholds and exceptions, where appropriate, as defined under the terms of the indenture governing the senior notes include:

•	failure to pay when due interest on, or liquidated damages, if any, with respect to, the senior notes;

•	failure to pay when due the principal of, or premium, if any, on the senior notes;

•	failure to comply with the asset sale, change of control or merger covenants contained in the indenture;

•	failure to comply with any of the other agreements in the indenture;

•	default on certain other debt; failure to pay certain final and non-appealable judgments;

•	any note guarantee is held in any judicial proceeding to be unenforceable or invalid or any guarantor denies or disaffirms its obligations under its note guarantee; and

•	certain events of bankruptcy.

In the case of an event of default arising from certain events of bankruptcy or insolvency, with respect to the Issuers, all outstanding senior notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding senior notes may declare all the senior notes to be due and payable immediately.

Pursuant to a registration rights agreement that the Issuers entered into at the time that the Issuers issued the senior notes, the Issuers agreed to file with the SEC by September 2006, and to use reasonable best efforts to cause to become effective as soon as possible after filing but in any event no later than 120 days after the date of the initial filing with the SEC, a registration statement with respect to an offer to exchange each of the senior notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the senior notes (except for provisions relating to transfer restrictions and payment of additional interest). In accordance with this requirement, the Issuers filed a registration statement on September 18, 2006, which was declared effective on December 21, 2006 and completed the exchange offer on January 24, 2007.

Long Term Liquidity. In addition to the financings completed in the December 2005 transactions and our IPO, we expect that our cash flows from operations, lease financing and revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions, new store openings, and our store rebranding initiative, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our Senior Notes and future operating lease commitments as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations(1)	$—	$—	$—	$—	$—	$120,000	$120,000
Interest(2)	12,750	12,750	12,750	12,750	12,750	24,933	88,683
Operating lease obligations(3)	23,242	22,626	22,058	21,763	21,399	250,846	361,934

Total	$35,992	$35,376	$34,808	$34,513	$34,149	$395,779	$570,617

(1)	No principal amounts are due on our Senior Notes until December 2013. Assumes remaining $120.0 million of notes are outstanding until maturity.
(2)	Interest on Senior Notes.
(3)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which historically have been insignificant. Some lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts as the renewals are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Letter of Credit Commitments. The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$3,116	$ —	$ —	$ —	$ —	$ —	$3,116

At maturity, we expect to renew a significant number of our standby letters of credit.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amount of our electricity requirements through a future date at a fixed price. As of December 31, 2006, we had outstanding commitments of approximately $2.2 million for approximately 37% of our estimated electricity requirements for the first nine months of 2007. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk. Fuel hedging positions have not been material to our operations and no positions were outstanding at January 1, 2006 or December 31, 2006.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Financial Statements—Note 23. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2004, 2005 and 2006.

Impact of Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. During 2004, 2005 and 2006 motor fuel prices remained volatile. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future. In 2005, we experienced meaningful inflation in the price of natural gas, a key component of our utility expense and in the retail price of motor fuel, a key component of credit card costs. This inflation carried forward into 2006.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.

Application of Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumption. Our significant accounting policies are described in Note 2 to our Audited Consolidated Financial Statements. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Acquisition Accounting. Acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Segment Reporting. We provide segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. We operate our business in two primary segments: our retail segment, which operates convenience stores selling a variety of merchandise, food items, services and motor fuel; and our wholesale segment, which sells motor fuel to our retail segment and to external customers. These are the two segments reviewed on a regular basis by our chief operating decision maker. Other operations within our consolidated entity are not material, and are aggregated as “other” in our segment reporting information. All of our operations are in the U.S. and no customers are individually material to our operations.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, estimated to be twenty years for buildings and three to fifteen years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured at the inception of the lease, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred.

Assets Held for Sale. Properties are classified as other noncurrent assets when management determines that they are excess and intends to offer them for sale, and are recorded at the lower of cost or fair value less cost to sell. Excess properties are classified as assets held for sale in current assets when they are under contract for sale, or otherwise probable that they will be sold within the ensuing fiscal year. These assets primarily consist of land and buildings. The Company reclassified $6.3 million of excess properties which were included in current assets at January 1, 2006, to noncurrent assets.

Long-Lived Assets. We test for possible impairment of long-lived assets (including intangible assets) whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill. Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting units and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, additional valuations would be performed to determine in any goodwill impairment exists.

Other Intangible Assets. Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable lease arrangements and the fair value attributable to a trade name. We account for other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144. Other intangible assets are included in other noncurrent assets.

Debt issuance costs are being amortized using the effective interest method over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company trade name is being amortized on a straight-line basis over fifteen years.

Insurance Liabilities. We use a combination of self-insurance and third party insurance with predetermined deductibles that cover certain insurable risks. Our share of the employee injury plan, health benefits plan and general liability losses are recorded based on historical experience and independent actuarial estimates of the aggregate liabilities for claims incurred. We also estimate the cost of claims that have been incurred but not reported, based on historical experience.

Asset Retirement Obligation. Since fiscal 2003, we have recognized the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal.

Environmental Liabilities and Related Receivables. Environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible are expensed by us. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. We determine our liability on a site-by-site basis and record a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. Certain environmental expenditures incurred for investigation and remediation of motor fuel sites are eligible for refund under the reimbursement programs administered by TCEQ. A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from our insurance coverage provided by a mutual insurance company funded by tank owners in Texas, in which case we have recorded a liability for our net estimated exposure.

Revenue Recognition. Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the point of sale on a gross basis. We charge our dealers for third party transportation costs, which are included in revenues and cost of sales. We derive service revenue from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, payphones and other ancillary product and service offerings. We record service revenue on a net commission basis at the time the services are rendered.

Revenues from fixed price construction contracts with third parties are recognized by APT on the completed contract method. This method is used because the typical contract is completed in three months or less, and financial position and results of operations do not vary significantly from those that would result using the percentage-of-completion method. A contract is considered complete when the work has been accepted by the customer.

Vendor Allowances and Rebates. We receive payments for vendor allowances, volume rebates, and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement.

Lease Accounting. The Company leases a portion of its convenience store properties under noncancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

Stock-Based Compensation. The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, the Company accounted for options in accordance with Financial Accounting Standards Board (“ FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (see Note 19). The Company adopted SFAS 123(R), Share-Based Payment, at the beginning of fiscal 2006 as a private company, and as such is applying SFAS No. 123(R) prospectively to newly issued stock options.

Income Taxes. Prior to October 24, 2006, the Company and its predecessors were organized as a partnership, and therefore income or loss was reported in the tax returns of its members, and no recognition was given to income taxes in the consolidated financial statements of the Company. Beginning October 24, 2006, all of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Recent Accounting Pronouncements

SFAS No. 123(R). On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The Company adopted SFAS No. 123(R) in first quarter 2006 as a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options existing as of January 1, 2006, are accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

FASB Interpretation No. 47. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 during the first quarter of fiscal 2006 did not materially impact our financial statements.

EITF No. 06-3. In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the additional required disclosure.

FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt FIN 48 in fiscal 2007. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact, if any, on our financial statements.

SAB 108. In September 2006, the SEC released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, on our financial statements.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have a $50.0 million revolving credit facility which bears interest at variable rates. At December 31, 2006, we had no outstanding draws on the credit facility.

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, the Company entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of December 29, 2006. On a semi-annual basis, the Company settled with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount for that period. The swap terminated at maturity.

Our primary exposure relates to:

•	Interest rate risk on short-term borrowings;

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Item 8:	Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers”, in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2006:

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC*

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.*

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(2)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(2)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein*

4.4	Form of Guarantee (included in Exhibit 4.1)(2)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

Exhibit No.	Description
10.1	Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C. and SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

10.4	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser*

10.5	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.*

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre*

10.7	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith*

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan*

10.9	Distributor Franchise Agreement, dated January 2, 1993, by and between CITGO Petroleum Corporation and Susser Petroleum Co. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.10	Addendum to Distributor Franchise Agreement, dated January 15, 1996, by and between CITGO Petroleum Corporation and SSP Partners(1)

10.11	Amendment to Distributor Franchise Agreement, dated February 17, 1997, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.12	Third Addendum to Distributor Franchise Agreement, dated September 6, 1999, by and between CITGO Petroleum Corporation and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.13	Amendment to Third Addendum to Distributor Franchise Agreement, dated March 28, 2001, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.14	Letter Agreement to Third Addendum to Distributor Franchise Agreement, dated September 14, 2005 by and between CITGO Petroleum Corporation and SSP Partners(1)

10.15	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.16	Distribution Service Agreement, dated August 21, 1997, by and between S.S.P./Circle K and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.17	First Amendment to Distributor Service Agreement, dated January 1, 2005, by and between McLane Company, Inc. and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.18	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.19	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, LP(1)

10.20	Form of Master Sale/Leaseback Agreement(1)

10.21

Amendment No. 1, dated May 19, 2006 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.22

Amendment No. 2, dated July 26, 2006, to Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.23	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.24	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement (1)

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP(1)

10.30	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

21.1	List of Subsidiaries of the Registrant(1)

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by Susser Holdings Corporation on October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K filed by Susser Holdings Corporation on November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by Susser Holdings Corporation on November 28, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation

By:	/s/ SAM L. SUSSER
Sam L. Susser President and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAM L. SUSSER Sam L. Susser	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ MARY E. SULLIVAN Mary E. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ WILLIAM F. DAWSON, JR. William F. Dawson, Jr.	Director	April 2, 2007

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	April 2, 2007

/s/ ARMAND S. SHAPIRO Armand S. Shapiro	Director	April 2, 2007

/s/ SAM J. SUSSER Sam J. Susser	Director	April 2, 2007

/s/ JERRY E. THOMPSON Jerry E. Thompson	Director	April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited the accompanying consolidated balance sheet of Susser Holdings Corporation (and subsidiaries) as of December 31, 2006 and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2006 and the consolidated balance sheet of Stripes Holdings LLC as of January 1, 2006 and the related consolidated statement of operations, members’ interests and cash flows for the period from December 21, 2005 to January 1, 2006 and the related consolidated statements of operations, members’ interests, and cash flows for the period from January 3, 2005 to December 20, 2005, and for the year ended January 2, 2005 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation (and subsidiaries) at December 31, 2006 and Stripes Holding LLC at January 1, 2006, and the consolidated results of operations and cash flows of Susser Holdings Corporation (and subsidiaries) for the year ended December 31, 2006 and the consolidated results of operations and cash flows of Stripes Holdings LLC for the period from December 21, 2005 to January 1, 2006 and the consolidated results of operations and cash flows for the period from January 3, 2005 to December 20, 2005 and for the year ended January 2, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 Susser Holdings Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 24, the 2004 and 2005 consolidated financial statements (Predecessor) have been restated to reflect accounting for changes in the liquidation value of the redeemable common interests.

/s/ Ernst & Young, LLP

San Antonio, Texas

April 2, 2007

SUSSER HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1, 2006	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,116	$32,938
Accounts receivable, net of allowance for doubtful accounts of $0 at January 1, 2006, and $1,179 at December 31, 2006	44,173	44,084
Inventories, net	37,278	37,296
Assets held for sale	1,571	518
Other current assets	3,126	1,884

Total current assets	90,264	116,720

Property and equipment, net	224,226	232,454
Other assets:
Goodwill	—	44,762
Intangible assets, net	38,211	17,492
Other noncurrent assets	8,433	10,899

Total other assets	46,644	73,153

Total assets	$361,134	$422,327

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$56,632	$71,680
Accrued expenses and other current liabilities	33,910	33,869

Total current liabilities	90,542	105,549

Long-term debt	170,000	120,000
Revolving line of credit	6,220	—
Deferred gain, long-term portion	28,235	27,060
Other noncurrent liabilities	7,978	7,918

Total long-term liabilities	212,433	154,978
Minority interests in consolidated subsidiaries	578	630

Commitments and contingencies

Members’ interests and shareholders’ equity:
Common units (Stripes), no par value, 15,914,639 units authorized, 12,849,660 issued and outstanding as of January 1, 2006; 0 units outstanding as of December 31, 2006	—	—
Common stock (Company), $.01 par value, 0 shares outstanding as of January 1, 2006; 125,000,000 shares authorized, 16,824,162 issued and outstanding as of December 31, 2006	—	168
Additional paid-in capital	59,231	166,398
Retained earnings (deficit)	(1,650)	(5,396)

Total members’ interests and shareholders’ equity	57,581	161,170

Total liabilities and shareholders’ equity	$361,134	$422,327

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor		Company
	Year Ended January 2, 2005	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006
	(in thousands)
Revenues:
Merchandise Sales	$306,990	$320,756	$8,774	$365,343
Motor Fuel Sales	1,126,448	1,494,708	50,492	1,876,641
Other Income	20,737	20,773	761	23,175

Total revenues	1,454,175	1,836,237	60,027	2,265,159
Cost of sales:
Merchandise	208,125	216,883	6,197	246,251
Motor fuel	1,065,289	1,422,214	48,778	1,797,709
Other	246	617	—	421

Total cost of sales	1,273,660	1,639,714	54,975	2,044,381

Gross profit	180,515	196,523	5,052	220,778
Operating expenses:
Personnel	57,320	60,215	2,022	69,288
General and administrative	17,528	36,165	445	19,377
Operating	45,528	52,146	1,456	61,953
Rent	8,653	8,600	1,139	22,694
Royalties	3,187	3,306	90	3,574
Loss (gain) on disposal of assets and impairment charge	1,383	(641)	—	—
Depreciation, amortization, and accretion	26,257	29,269	936	25,371

Total operating expenses	159,856	189,060	6,088	202,257

Income (loss) from operations	20,659	7,463	(1,036)	18,521
Other income (expense):
Interest expense, net	(14,605)	(17,527)	(608)	(22,610)
Other miscellaneous	57	(8,858)	—	452

Total other income (expense)	(14,548)	(26,385)	(608)	(22,158)
Minority interest in income of consolidated subsidiaries	(64)	(70)	(6)	(61)

Income (loss) before income taxes	6,047	(18,992)	(1,650)	(3,698)
Income tax expense	—	—	—	(48)

Net income (loss)	$6,047	$(18,992)	$(1,650)	$(3,746)

Net income (loss) available to common unit holders/shareholders	$1,460	$(23,549)	$(1,650)	$(3,746)

Earnings per common unit/share:
Basic	$0.63	$(10.09)	$(0.18)	$(0.35)
Diluted	$0.62	$(10.09)	$(0.18)	$(0.35)
Weighted average shares outstanding:
Basic	2,332,726	2,332,726	9,230,404	10,729,511
Diluted	2,365,854	2,332,726	9,230,404	10,729,511

Pro Forma Data (unaudited):
Historical income (loss) available to common unit holders/shareholders before taxes	$1,460	$(23,549)	$(1,650)	$(3,698)
Pro forma income tax benefit (expense)	(2,116)	6,647	577	1,311

Pro forma net income (loss) available to common unit holders/shareholders	$(656)	$(16,902)	$(1,073)	$(2,387)

Pro forma earnings per common unit/share:
Basic	$(0.28)	$(7.25)	$(0.12)	$(0.22)
Diluted	$(0.28)	$(7.25)	$(0.12)	$(0.22)

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF MEMBERS’ INTERESTS AND SHAREHOLDERS’ EQUITY

	Common Interests		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Units	Amount	Shares	Par Value
	(in thousands)
Predecessor
Balance at December 28, 2003, as restated	1,200	$843	—	$—	$884	$(28,328)	$(26,601)
Net loss	—	—	—	—	—	6,047	6,047
Non-cash stock compensation	—	—	—	—	1,705	—	1,705
Preferred return	—	—	—	—	—	(4,587)	(4,587)
Net change in value of redeemable common members’ interests	—	—	—	—	—	(16,725)	(16,725)

Balance at January 2, 2005, as restated	1,200	843	—	—	2,589	(43,593)	(40,161)
Net loss	—	—	—	—	—	(18,992)	(18,992)
Non-cash stock compensation	—	—	—	—	1,188	—	1,188
Preferred return	—	—	—	—	—	(4,557)	(4,557)
Net change in value of redeemable common members’ interests	—	—	—	—	—	(63,943)	(63,943)

Balance at December 20, 2005, as restated	1,200	843	—	—	3,777	(131,085)	(126,465)
Company
Elimination of predecessor equity	(1,200)	(843)	—	—	(3,777)	131,085	126,465
Common interests issued as part of the 2005 Transaction	12,850	—	—	—	128,497	—	128,497
Transaction fees	—	—	—	—	(3,576)	—	(3,576)
Deemed dividend to previous owners in excess of predecessor basis	—	—	—	—	(65,690)	—	(65,690)
Net loss	—	—	—	—	—	(1,650)	(1,650)

Balance at January 1, 2006	12,850	—	—	—	59,231	(1,650)	57,581
Net loss	—	—	—	—	—	(3,746)	(3,746)
Non-cash stock compensation	—	—	—	—	803	—	803
Finalization of purchase price allocation (deemed dividend to previous owners in excess of predecessor basis) related to 2005 transaction	—	—	—	—	(2,168)	—	(2,168)
Tax distribution declared to members	—	—	—	—	(4,110)	—	(4,110)
Exchange of common interests in Stripes Holdings LLC for common shares	(12,850)	—	9,349	93	(93)	—	—
Issuance of common stock in initial public offering	—	—	7,475	75	112,735	—	112,810

Balance at December 31, 2006	—	$—	16,824	$168	$166,398	$(5,396)	$161,170

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor		Company
	Year Ended January 2, 2005	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006
	(in thousands)
Cash flows from operating activities
Net income (loss)	$6,047	$(18,992)	$(1,650)	$(3,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	26,257	29,269	936	25,371
Loss (gain) on disposal of property and impairment charge	1,391	(641)	—	—
Non-cash stock based compensation	1,705	1,188	—	803
Stock-based compensation for options redeemed in acquisition of predecessor	—	17,307	—	—
Minority interest	63	70	6	52
Change in fair market value in nonqualifying derivatives	350	223	—	(330)
Changes in operating assets and liabilities:
Receivables	(9,485)	(11,390)	2,685	89
Inventories	(1,894)	(4,606)	—	(18)
Assets held for sale and other current assets	554	(4,030)	—	5,540
Intangible assets, net	(1,155)	(539)	(131)	(14)
Other noncurrent assets	(1,276)	1,045	(33)	(6,831)
Accounts payable	4,149	20,386	(4,218)	8,048
Accrued liabilities and other noncurrent liabilities	495	14,510	(12,316)	(3,351)

Net cash provided by (used in) operating activities	27,201	43,800	(14,721)	25,613

Cash flows from investing activities
Purchases of property and equipment	(44,155)	(51,094)	—	(70,187)
Proceeds from disposal of property and equipment	1,830	4,212	—	5,747
Proceeds from sale/leaseback transactions	—	170,000	—	14,249
Acquisition of predecessor	—	—	(260,207)	—

Net cash used in investing activities	(42,325)	123,118	(260,207)	(50,191)

Cash flows from financing activities
Proceeds from issuance of long-term debt	72,059	—	170,000	—
Change in notes receivable	10,392	(221)	—	(190)
Payments on long-term debt	(73,787)	(194,327)	—	(50,000)
Revolving line of credit, net	—	—	6,220	(6,220)
Loan origination costs	—	(7,623)	—	—
Proceeds from issuance of equity	—	—	124,921	—
Proceeds from initial public offering, net of offering costs	—	—	—	112,810
Distributions to members	—	—	—	(3,000)

Net cash provided by (used in) financing activities	8,664	(202,171)	301,141	53,400

Net (decrease) increase in cash	(6,460)	(35,253)	26,213	28,822
Cash and cash equivalents at beginning of year	19,616	13,156	(22,097)	4,116

Cash and cash equivalents at end of year	$13,156	$(22,097)	$4,116	$32,938

Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$14,168	$17,686	$608	$23,757
Income taxes paid	—	—	—	$51

Supplemental noncash financing activities:
Accrual of distribution to members	—	—	—	$1,110

See accompanying notes

SUSSER HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (Susser or Company), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO) (see Note 4). Susser Holdings Corporation became, immediately prior to the IPO, the holding company of Stripes Holdings LLC (Stripes), which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to convenience stores since 1988.

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (APT), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the senior notes, but do not conduct any operations (see Note 11). In October 2004, the Company created a new subsidiary, C&G Investments, LLC, to purchase a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside SSP’s retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2006 refer to the 52-week period ended December 31, 2006. All references to 2005 refer to the 52-week period ended January 1, 2006. All references to 2004 refer to the 53-week period ended January 2, 2005. SSP follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

The values of assets and liabilities at January 1, 2006, reflect the preliminary allocation of purchase price related to the December 2005 acquisition of Susser Holdings, L.L.C. by Stripes (see Note 3). The values of assets and liabilities at December 31, 2006, reflect the final allocation of purchase price for this transaction.

Segment Reporting

We provide segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. We operate our business in two primary segments: our retail segment, which operates convenience stores selling a variety of merchandise, food items, services and motor fuel; and our wholesale segment, which sells motor fuel to our retail segment and to external customers. These are the two segments reviewed on a regular basis by our chief operating decision maker. Other operations within our consolidated entity are not material, and are aggregated as “other” in our segment reporting information (see Note 20). All of our operations are in the U.S. and no customers are individually material to our operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

Accounts Receivable

The majority of the trade receivables are from credit cards and wholesale fuel customers. Credit is extended based on evaluation of the customer’s financial condition. Receivables are recorded at face value, without interest or discount. The company provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Credit losses are recorded when accounts are deemed uncollectible. Non-trade receivables consist mainly of vendor rebates and environmental receivables.

Inventories

Merchandise inventories are stated at the lower of average cost, as determined by the retail inventory method, or market. Fuel inventories are stated at the lower of average cost or market. Maintenance spare parts inventories are valued using the standard cost method. Standard costs are adjusted periodically to reflect the approximate cost under the first-in, first-out method. Shipping and handling costs are included in the cost of inventories. The Company records an allowance for shortage and obsolescence relating to merchandise and maintenance spare parts inventory based on historical trends and any known changes in merchandise mix or parts requirements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, estimated to be twenty years for buildings and three to fifteen years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured at the inception of the lease, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred.

Assets Held for Sale

Properties are classified as other noncurrent assets when management determines that they are in excess and intends to offer them for sale, and are recorded at the lower of cost or fair value less cost to sell. Excess properties are classified as assets held for sale in current assets when they are under contract for sale, or otherwise probable that they will be sold within the ensuing fiscal year. These assets primarily consist of land and buildings.

Long-Lived Assets

Long-lived assets (including intangible assets) are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting units and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, additional valuations would be performed to determine in any goodwill impairment exists.

Other Intangible Assets

Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable and unfavorable lease arrangements and the fair value attributable to a trade name. We account for other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144.

Debt issuance costs are being amortized using the effective interest method over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company trade name is being amortized on a straight-line basis over fifteen years.

Store Closings and Asset Impairment

The Company closed eleven, three, and ten retail stores during 2004, 2005 and 2006, respectively. The operations of these stores did not have a material impact on the Company’s net earnings, and therefore were not classified as discontinued operations.

It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed when incurred and were approximately $1.9 million, $1.8 million and $2.5 million for 2004, 2005 and 2006, respectively.

Insurance

The Company uses a combination of self-insurance and third-party insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of its employee injury plan and general liability losses is recorded for the aggregate liabilities for claims reported, and an estimate of the cost of claims incurred but not reported, based on independent actuarial estimates and historical experience. The Company also estimates the cost of health care claims that have been incurred but not reported, based on historical experience.

Environmental

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. Certain environmental expenditures incurred for gasoline sites are eligible for refund under the reimbursement programs administered by the Texas Commission on Environmental Quality (TCEQ). A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from the Company’s tankowners insurance coverage, in which case the Company has recorded a liability for its estimated net exposure.

Asset Retirement Obligations

The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal.

Revenue Recognition

Revenues from convenience store and wholesale fuel sales are recognized at the time of sale or when fuel is delivered to the customer. The Company charges its dealers for third party transportation costs, which are included in revenues and cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory and recognize revenue at the time the fuel is sold to the ultimate customer.

Revenues from fixed-price construction contracts are recognized by APT on the completed-contract method. This method is used because the typical contract is completed in four months or less, and financial position and results of operations do not vary significantly from those that would result using the percentage-of-completion method. A contract is considered complete when the work has been accepted by the customer.

Vendor Allowances and Rebates

We receive payments for vendor allowances, volume rebates, and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement. For the years ended 2004, 2005 and 2006 we recognized earned rebates of $16.1 million, $16.9 million and $ 17.6 million, respectively.

Lease Accounting

The Company leases a portion of its convenience store properties under noncancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

Income Taxes

Prior to October 24, 2006, the Company and its predecessors were organized as a partnership, and therefore income or loss was reported in the tax returns of its members, and no recognition was given to income taxes in the consolidated financial statements of the Company. Beginning October 24, 2006, all of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail fuel sales were approximately $131.4 million, $143.4 million and $177.7 million for 2004, 2005 and 2006, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on retail sales were approximately $21.5 million, $22.7 million and $25.6 million for 2004, 2005 and 2006, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 and SFAS No. 149 require all derivative financial instruments to be reported on the balance sheet at fair value. Changes in the fair value are recognized either in earnings or as other comprehensive income in equity, depending on whether the derivative has been designated as a fair value or cash flow hedge and qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company does not engage in the trading of derivatives. All such financial instruments are used to manage risk.

The Company periodically enters into interest rate swaps to manage its interest rate risk. Historically, such positions have been designated as fair value hedges, and as such, the fair value is recorded on the balance sheet as either an other asset or accrued expense, depending on the value being positive or negative. Net proceeds received and the change in value of the swap are recorded as reductions to or increases in interest expense (see Note 11). There were no positions open at December 31, 2006.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. Fuel hedging positions have not been material to our operations and no positions were outstanding at January 1, 2006 or December 31, 2006.

The Company had firm purchase commitments of approximately $2.2 million as of December 31, 2006, for electricity which will be consumed in the Company’s facilities in the ordinary course of business during 2007. The Company does not trade in electricity derivatives.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, accounts payable, and accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

Stock-Based Compensation

The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, the Company accounted for options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (see Note 19). The Company adopted SFAS No. 123(R), Share-Based Payment, at the beginning of fiscal 2006, when the Company was private, and is applying SFAS No. 123(R) prospectively to newly issued stock options.

Reclassification

Certain prior year balances have been reclassified for comparative purposes. Assets held for sale not under contract for sale which were previously classified as current assets ($3.9 million in 2005 and $6.3 million in 2006) have been reclassified to other noncurrent assets. Assets valued at $0.5 million in 2005 have been reclassified from assets held for sale to land. Deferred revenue of $0.4 million and accrued straight-line rent of $0.2 million were included in deferred gain, long-term portion in 2005 and have been reclassified to other noncurrent liabilities.

Concentration Risk

The Company purchases approximately 40% of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (McLane). The Company has been using McLane since 1992. The current contract expires in December 2007.

CITGO and Chevron supplied approximately 50% and 25%, respectively, of the Company’s motor fuel purchases in fiscal 2006. The Company has a contract with Chevron until March 2008. In July 2006, we entered into a new supply agreement with Valero Marketing and Supply Company to supply all of our retail stores that are currently supplied by CITGO, and selected wholesale locations.

New Accounting Pronouncements

SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The Company adopted SFAS No. 123(R) in first quarter 2006 as a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options existing as of January 1, 2006, are accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date.

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 during the first quarter of fiscal 2006 did not materially impact our financial statements.

EITF No. 06-3

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the additional required disclosure.

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt FIN 48 in fiscal 2007. We are currently evaluating FIN 48 and do not expect that the adoption of FIN 48 will have a material effect on the financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact, if any, on our financial statements.

SAB 108

In September 2006, the SEC released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, on our financial statements.

3. December 2005 Recapitalization Transaction

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P. (Wellspring), merged with and into Susser Holdings, L.L.C. (Predecessor Company), with Susser Holdings, L.L.C. remaining as the surviving entity. Pursuant to the terms of the merger agreement, the unitholders of Susser Holdings L.L.C. received $276.8 million in aggregate merger consideration. The existing preferred interests were redeemed at liquidation value, with the balance of the merger consideration used to pay certain transaction expenses, to liquidate management options, and to redeem common unit holders. Wellspring and its affiliates invested approximately $91.9 million in cash equity, and Sam L. Susser, along with certain members of management and board of directors, rolled over approximately $36.6 million in equity interests in Susser Holdings, L.L.C., each pursuant to an exchange agreement with Stripes. We refer to the merger and the rollover transactions collectively as the 2005 Acquisition. As a result of the 2005 Acquisition, Susser Holdings, L.L.C. became a wholly owned subsidiary of Stripes, with Wellspring and its affiliates owning approximately 72% of the voting equity interests of Stripes, and Sam L. Susser and members of management owning approximately 28%.

Prior to the 2005 Acquisition, Sam L. Susser controlled 1,189,721 or 51% of the common interests and 19,572 or 1.7% of the preferred interests of the Predecessor Company. Three investment funds collectively held 1,093,582 or 47% of the common interests and 1,093,582 or 96.5% of the preferred interests. Board members and an officer of the Company held the remainder of the interests. Out of the aggregate merger consideration of $276.8 million, $16.6 million was used to pay transaction costs borne by the seller, $21.1 million was the total distribution to management option holders, and the remaining $239.1 million was paid to common and preferred unit holders. $3.8 million of the management option cost had previously been recognized as non-cash stock based compensation expense and charged to additional paid in capital.

Stripes accounted for the transaction as a purchase under the guidance set forth in Emerging Issues Task Force Number 88-16, Basis in Leveraged Buyout Transactions (EITF 88-16). Under EITF 88-16, the transaction was deemed to be a purchase by new controlling investors for which Stripes’ interests in the Predecessor Company were valued using a partial change in accounting basis. In effect, the membership units of Stripes owned by management investors were valued using predecessor basis, while membership units of Stripes owned by Wellspring were recorded at fair value. In accordance with EITF 88-16, a dividend to Sam L. Susser and the three investment funds that held an interest in Susser Holdings, L.L.C. was deemed to have been paid and such amount was $67.9 million over the management investor residual interest of 31% which was valued at the predecessor basis.

The balance sheet presented as of January 1, 2006 reflects the preliminary allocation of purchase price, based on available information and certain assumptions management believed to be reasonable. The Company completed its allocation of purchase price during 2006, and the balance sheet as of December 31, 2006 reflects the final purchase price allocation, based on third party valuations and management’s fair value assessments. Following is a summary of the preliminary and final purchase price allocations:

Preliminary Purchase Accounting reflected on balance sheet as of January 1, 2006	(In thousands)
Total Consideration:
Cash consideration, net of sale/leaseback proceeds, debt repayment and seller transaction costs	$100,806
$170 million note	170,000
Transaction costs	11,500
Deemed dividend to previous owners in excess of predecessor basis	(65,690)

$216,616

Allocation of purchase price:
Current assets	$92,701
Property and equipment	224,964
Intangible assets	38,280
Other assets	4,533
Current liabilities	(107,273)
Other liabilities	(36,589)

$216,616

Final Purchase Accounting reflected on balance sheet as of December 31, 2006
Total Consideration:
Cash consideration, net of sale/leaseback proceeds, debt repayment and seller transaction costs	$100,806
$170 million note	170,000
Transaction costs	11,500
Deemed dividend to previous owners in excess of predecessor basis	(67,858)

$214,448

Allocation of purchase price:
Current assets	$95,633
Property and equipment	197,823
Intangible assets	23,127
Goodwill	44,797
Other assets	4,533
Current liabilities	(114,624)
Other liabilities	(36,841)

$214,448

In addition to the 2005 Acquisition, SSP sold 74 retail stores for $170.0 million and entered into leaseback agreements for each of the stores; Susser Holdings, L.L.C. and Susser Finance Corporation issued $170.0 million 10 5/8% Senior Notes, due 2013; all existing indebtedness of Susser Holdings, L.L.C. and its subsidiaries was repaid and Susser Holdings, L.L.C. entered into a new $50.0 million Revolving Credit facility (see Note 11). We refer to the 2005 Acquisition and these related financings as the 2005 Transaction. The historical financial statements presented herein reflect the results of the Predecessor Company for the year ended January 2, 2005, and the 352-day period ended December 20, 2005; and of the Company for the 12-day period ended January 1, 2006 and the year ended December 31, 2006. The statement of operations presented for the 352 days ended December 20, 2005, includes the following costs charged to expenses that were directly related to the 2005 Transaction:

(In thousands)
Prepayment penalties on retired debt charged to interest expense	$2,932
Unamortized debt costs charged to amortization expense	3,323
Payout of consulting agreements required on change of control charged to miscellaneous expense	1,503
Redemption of management options charged to compensation expense (net of non-cash stock based compensation expense previously recognized)	17,307
Advisory, legal, accounting and other costs charged to miscellaneous expense	8,335

Costs of transaction charged to expense	$33,400

4. Initial Public Offering

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. The Company received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. The proceeds were used to redeem $50.0 million of the 10 5/8% senior notes, plus accrued interest and premium thereon, to repay outstanding borrowings under the revolving credit facility and the balance is being used for general corporate purposes, including growth capital.

Each share of common stock entitles the holder to one vote on all matters presented to the stockholders for a vote. Because holders of common stock do not have cumulative voting rights, the holders of a majority of the shares of common stock can elect all of the members of the board of directors standing for election. The holders of common stock are entitled to receive dividends as may be declared by the board of directors. Subject to any prior rights of outstanding preferred stock, the common stock is entitled to receive pro rata all of the assets of Susser Holdings Corporation available for distribution to its stockholders. There are no redemption or sinking fund provisions applicable to the common stock, and there are no preemptive rights associate with our common stock.

Susser became, immediately prior to the IPO, the holding company of Stripes, which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. In connection with the corporate formation transactions, each holder of Class A units of Stripes received 0.718339 share of Susser common stock for each Class A unit held, and each holder of Class B units of Stripes received 0.130104 restricted share of common stock for each Class B unit held. All outstanding options to purchase Class A units were converted into options to purchase an aggregate of 205,285 shares of common stock on an equivalent basis at an exercise price of $13.92. See “Corporate Formation Transactions” in the Company’s registration statement on Form S-l (Registration No. 333-134033), as amended, for more details on the corporation formation transactions.

Immediately prior to the corporate formation transactions, the Board of Managers of Stripes Holdings LLC declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final determination of the tax liability. It has been subsequently determined that an additional $1.1 million is required to be distributed in accordance with the Stripes Holdings LLC Agreement. This amount has been reflected as a liability and a reduction of additional paid-in capital in the balance sheet as of December 31, 2006, and will be distributed prior to April 17, 2007.

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

Unaudited Pro Forma Information

Presented below are the unaudited pro forma consolidated statements of operations for the years ended January 1, 2006 and December 31, 2006, as if the 2005 Transaction and the IPO had occurred at the beginning of each fiscal year.

Unaudited

Pro Forma Condensed Consolidated Statements of Operations

(Dollar amounts in thousands, except per share amounts)

	Pro Forma Year Ended
	January 1, 2006		December 31, 2006
Total revenues	$1,896,264		$2,265,159
Total cost of sales	1,694,689		2,044,381

Gross profit	201,575		220,778
Operating expenses:
Personnel	62,237		69,288
General and administrative	35,592	(a)	18,786
Operating	53,602		61,953
Rent	22,853	(b)	22,694
Royalties	3,396	(j)	3,574	(j)
Loss on disposal of assets and impairment charge	(641)		—
Depreciation, amortization, and accretion	24,557	(c),(f)	23,380	(f)

Total operating expenses	201,596		199,675

Income (loss) from operations	(21)		21,103
Interest expense	(12,930	)(d),(g)	(12,295	)(g)
Other miscellaneous income	904	(e)	391

Income (loss) before income taxes	(12,047)		9,199
Income taxes	4,216	(h)	(3,268	)(h)

Net Income (loss)	$(7,831)		$5,931

Pro forma EPS:
Basic	(0.47	)(i)	0.36	(i)
Diluted	(0.47	)(i)	0.35	(i)
Pro forma number of shares:
Basic	16,705,404	(i)	16,705,404	(i)
Diluted	16,705,404	(i)	16,771,155	(i)

The pro forma adjustments reflected in 2005 above related to the 2005 Transaction are as follows:

(a)	Reduction to general and administrative expenses of $1.0 million to reflect the termination of certain consulting agreements. Note that $17.3 million of compensation expense recognized in connection with redemption of options related to the 2005 Transaction has not been eliminated.

(b)	Increase to rent expense of $13.1 million, which includes $13.2 million incremental cash rent, plus $1.4 million noncash straight-line rent expense, less $1.5 million amortization of deferred gain on the sale leaseback transaction.

(c)	Reduction to depreciation and amortization expense of $4.9 million to reflect the properties sold in the sale leaseback, plus an increase of $2.3 million related to the step-up in basis resulting from the purchase price allocation, the elimination of $3.8 million amortization expense related to debt repaid, including write-off of unamortized loan costs, and additional $1.0 million amortization expense related to new senior notes.

(d)	Increase to interest expense of $17.5 million related to the new senior notes, decreased by $17.4 million interest expense related to the debt repaid, including prepayment penalties.

(e)	Elimination of $9.8 million for advisory, accounting, legal and other non-recurring transaction-related expenses.

The pro forma adjustments reflected in 2005 and 2006 above related to the IPO are as follows:

(f)	Elimination of $0.2 million amortization expense related to the redemption of $50.0 million of senior notes with proceeds from the IPO. For 2006, also eliminates $1.8 million write-off of unamortized loan costs.

(g)	Elimination of $5.3 million interest expense related to the redemption of $50.0 million of senior notes with proceeds from the IPO. For 2006, also eliminates the $5.3 million prepayment penalty.

(h)	Recording of an income tax provision at an effective rate of 35%.

(i)	Reflecting earnings per share as if the corporate formation and IPO occurred at the beginning of the fiscal year, and reflecting the pro forma adjustments noted above. Dilutive shares were calculated using the treasury stock method and assuming an average stock price from October 19, 2006 to December 29, 2006 of $18.78.

(j)	No adjustment has been made to royalty expense, which terminates during the first quarter of 2007 as the conversion from Circle K to Stripes is completed.

5. Accounts Receivable

Accounts receivable consisted of the following:

	January 1, 2006	December 31, 2006
	(in thousands)
Accounts receivable, trade	$30,626	$30,634
Receivable from state reimbursement funds	3,064	3,038
Vendor receivables for rebates, branding, and others	6,093	5,721
ATM fund receivables	2,922	2,189
Notes receivable, short term	249	139
Other receivables	1,219	3,542
Allowance for uncollectible accounts, trade	—	(906)
Allowance for uncollectible accounts, environmental	—	(273)

Accounts receivables, net	$44,173	$44,084

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Predecessor
January 2, 2005	$836	$90	$169	$757
December 20, 2005	757	33	184	606
Company
January 1, 2006	—	—	—	—
December 31, 2006	—	906	—	906

Allowance for environmental cost reimbursements:
Predecessor
January 2, 2005	533	41	74	500
December 20, 2005	500	115	144	471
Company
January 1, 2006	—	—	—	—
December 31, 2006	—	273	—	273

6. Inventories

Inventories consisted of the following:

	January 1, 2006	December 31, 2006
	(in thousands)
Merchandise	$23,191	$22,490
Fuel	11,089	11,670
Lottery	1,405	1,504
Maintenance spare parts	1,593	2,193
Less allowance for inventory shortage and obsolescence	—	(561)

Total	$37,278	$37,296

An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
Predecessor
January 2, 2005	$343	$50	$(8)	$401
December 20, 2005	401	319	150	570
Company
January 1, 2006	—	—	—	—
December 31, 2006	—	1,123	562	561

7. Assets Held for Sale

Assets held for sale at January 1, 2006 and December 31, 2006, and classified as short term were $1.6 million and $0.5 million, respectively. Assets held for sale consist largely of underperforming retail stores that have been closed and excess land. The Company recorded impairment charges during 2004 of $0.6 million related to assets held for sale to reflect management’s estimate of the assets’ fair value less cost to sell. Impairment charges recorded in 2005 were immaterial. Fair value is determined based on prices of similar assets. The charge is included in loss on disposal of assets and impairment charge on the statements of operations.

8. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	January 1, 2006	December 31, 2006
	(in thousands)
Land	$107,034	$92,644
Building and leasehold improvements	60,894	71,933
Equipment	51,449	72,100
Construction in progress	5,587	15,533

	224,964	252,210
Less accumulated depreciation	738	19,756

Total	$224,226	$232,454

The above amounts as of January 1, 2006, reflect the sale and leaseback of 74 retail properties in December 2005. Also reflected in the January 1, 2006, property, plant, and equipment amounts are the preliminary purchase price allocations as of the date of 2005 Acquisition (see Note 3). The amounts as of December 31, 2006 reflect the final purchase price allocation. Depreciation expense on property and equipment was approximately $23.1 million, $25.0 million and $19.8 million for 2004, 2005 and 2006, respectively.

The Company periodically closes underperforming retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company records closed stores or any other excess properties for sale as assets held for sale in current assets at the lower of its carrying cost or fair value, less cost to sell.

During 2004, the Company recorded a net loss of $0.8 million on disposal of assets, which had a net book value of $2.3 million. During 2005, the Company recorded a net gain of $0.7 million on disposal of assets, which had a net book value of $0.9 million. During 2006, the Company recorded no gain or loss on disposal of assets. Due to the revaluation in conjunction with the purchase price allocation, book values of assets sold in 2006 were adjusted to market value (sales price). Gains and losses are recorded in gain/loss on disposal of assets and impairment charge in the statements of operations.

9. Intangible Assets

Goodwill

No goodwill was reported as of January 1, 2006. During 2006, the Company finalized its purchase price allocation related to the 2005 Transaction (see Note 3) and determined that $44.8 million of goodwill should be recorded as of December 31, 2006. Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. This goodwill is not deductible for tax purposes.

Other Intangibles

The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142. These assets consist of supply agreements, favorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets at January 1, 2006 and December 31, 2006:

	January 1, 2006			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$5,655	$25	$5,630	$4,970	$779	$4,191
Favorable lease arrangements, net	12,821	10	12,811	6,053	1,530	4,523
Loan origination costs	7,629	33	7,596	5,594	816	4,778
Trade name	12,118	—	12,118	4,245	283	3,962
Other	200	144	56	200	162	38

Total	$38,423	$212	$38,211	$21,062	$3,570	$17,492

Total amortization expense from finite-lived intangibles for 2004, 2005, and 2006 was $2.7 million, $4.9 million and $5.2 million, respectively. Included in amortization expense was the write-off of unamortized loan costs related to debt prepaid of $1.4 million, $3.3 million and $1.8 million in 2004, 2005 and 2006, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for finite-lived intangibles as of December 31, 2006:

(in thousands)
2007	$2,761
2008	2,416
2009	1,736
2010	1,318
2011	2,838

10. Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	January 1, 2006	December 31, 2006
	(in thousands)
Fuel tax and other accrued taxes	$13,594	$13,796
Property and sales tax	5,095	2,376
Payroll and employee benefits	4,594	4,912
Reserve for environmental remediation, short-term	1,921	1,790
Insurance reserve	3,372	4,454
Deferred revenue, short-term	154	468
Deferred gain, short-term	1,502	1,486
Interest payable	610	568
Interest rate swap	330	—
Deposits and other	2,738	4,019

Total	$33,910	$33,869

At January 1, 2006, and December 31, 2006, the Company had approximately $2.4 million and $2.8 million respectively, of deferred revenue related to branding agreements with fuel suppliers, of which $2.2 million and $2.5 million, respectively, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income based on contractual provisions over the agreement periods, which range from three to ten years.

As of January 1, 2006 and December 31, 2006, the Company had recorded $29.7 million and $28.5 million, respectively of deferred gain on assets sold and leased back. The gain is being amortized over the 20-year initial lease terms. The amount of deferred gain to be recognized as a reduction to rent expense over the next twelve months is included in accrued expenses and other current liabilities, with the remaining amount included in deferred gain, long-term portion on the balance sheet.

11. Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2006	December 31, 2006
	(in thousands)
10 5/8% senior unsecured notes due 2013	$170,000	$120,000
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin (8.00% at January 1, 2006 and 9.00% at December 31, 2006	6,220	—

	$176,220	$120,000

Senior Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% senior unsecured notes (the Senior Notes). The Senior Notes pay interest semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2006. The Senior Notes mature on December 15, 2013, and are redeemable, in whole or in part, at any time on or after December 15, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non-wholly-owned subsidiary. The Senior Notes rank equally in right of payment to all existing and future unsecured senior debt and senior in right of payment to existing and future senior subordinated and subordinated debt. The Senior Notes are effectively subordinated to existing and future secured debt, including the new revolving credit facility, to the extent of the value of the assets securing such debt. Issuance costs of new debt of $6.8 million were charged to intangible assets and are being amortized over the life of the Senior Notes.

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions.

On November 24, 2006, the Company redeemed $50.0 million of the Senior Notes with proceeds from the IPO, as allowed by the indenture. The $5.3 million prepayment penalty was charged to interest expense, and $1.8 million of unamortized loan costs was charged to amortization expense. On or after December 15, 2009, the Company may redeem some or all of the $120.0 million remaining Senior Notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: in 2009, at 105.313%; in 2010, at 102.656%; and in 2011 and thereafter, at 100.000%.

At December 31, 2006, scheduled future debt maturities are as follows:

(in thousands)
2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	120,000

Total	$120,000

The fair value of debt as of December 31, 2006, is estimated to be approximately $129 million, based on the reported trading activity of the Senior Notes at that time. Gross interest expense totaled $15.6 million, $18.4 million and $23.4 million for 2004, 2005 and 2006, respectively. Prepayment penalties included in interest expense were $1.4 million, $2.9 million and $5.3 million for 2004, 2005 and 2006, respectively. See Note 16 for the components of net interest expense.

Revolving Credit Agreement

On December 21, 2005, Susser Holdings, L.L.C. and SSP entered into a new five-year revolving credit facility (the Revolver) in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. The Company and each of its existing and future domestic subsidiaries, with the exception of one less-than-wholly owned subsidiary, are guarantors of the Revolver. The loans are secured by a perfected first priority security interest in inventory, accounts receivable, and certain ownership interests. Issuance costs of $0.8 million were charged to intangible assets and are being amortized to interest expense over the life of the Revolver.

Up to $10.0 million of the Revolver is available for the issuance of letters of credit, and up to $7.5 million is available for swing line loans. Availability is based on a borrowing base comprised of 85% of accounts receivable plus 50% of eligible inventory (not to exceed 50% of the eligible accounts receivable), plus 66% of the lesser of cost or fair market value of certain designated eligible and unencumbered real property, which shall not exceed 50% of the aggregate borrowing base amount. At December 31, 2006 our borrowing base was sufficient to support the $50.0 million availability under the Revolver, under which no loans were outstanding and letters of credit commitments were $3.1 million, leaving $46.9 million of availability.

The interest rates under the Revolver are calculated at our option at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to base rate loans, interest is payable quarterly in arrears on the last business day of each fiscal quarter. With respect to LIBOR loans, interest is payable at the end of each interest period and, in any event, at least every three months for interest periods longer than three months. Fees associated with letters of credit issued under the credit facility will be equal to 1.5% per annum times the daily maximum amount drawn, with a minimum fee of $500. The Company also pays a commitment fee on the unutilized portion of the Revolver. The commitment fee is currently 0.375% per annum, and is subject to adjustment based on a rent adjusted leverage ratio grid.

The Revolver contains certain customary covenants that will restrict the Company’s ability to, among other things, declare dividends; prepay, redeem, or purchase debt; incur liens, grant negative pledges, and engage in certain sale/leaseback transactions; make loans, acquisitions, and other investments; incur additional indebtedness; amend or otherwise alter debt and other material agreements; make capital expenditures; engage in mergers, consolidations and asset sales; transact with affiliates; and engage in businesses that are not related to our existing business. The Revolver also requires us to maintain a consolidated maximum rent adjusted leverage ratio and a consolidated minimum fixed charges coverage ratio. As of December 31, 2006, the Company was in compliance with all covenants required by the Revolver.

Derivative Financial Instruments

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, the Company entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of December 29, 2006. On a semiannual basis, the Company settled with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount of $25.0 million for that period. As of January 1, 2006, the estimated fair value of the swap was a loss of $0.3 million, which was recorded on the accompanying balance sheets in accrued expenses and other current liabilities. The swap terminated at maturity. Net interest payments of ($0.4) million, $0.2 million and $0.3 million were (received)/made in 2004, 2005 and 2006, respectively. Net proceeds received and the change in value of the swap were recorded as a reduction to or increase in interest expense.

12. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	January 1, 2006	December 31, 2006
	(in thousands)
Deferred revenues, long-term	$2,250	$2,611
Accrued straight-line rent	182	1,777
Reserve for underground storage tank removal	4,073	3,520
Reserve for environmental remediation, long-term	1,473	10

Total	$7,978	$7,918

The following table presents the changes in the carrying amount of asset retirement obligations for the years ended January 1, 2006, and December 31, 2006.

	Predecessor	Company
	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Year Ended December 31, 2006
	(in thousands)
Balance at beginning of period	$3,909	$4,071	$4,073
Liabilities settled	(167)	—	(987)
Accretion expense	280	2	361
Liabilities incurred	49	—	73

Balance at end of period	$4,071	$4,073	$3,520

13. Benefit Plans

401(k)

The Company has established a 401(k) benefit plan (the Plan) for the benefit of its employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2004, 2005 and 2006, net of forfeitures, were approximately $0.3 million, $0.4 million and $0.4 million, respectively.

Nonqualified Deferred Compensation Plan

During 2003, the Company implemented a Nonqualified Deferred Compensation Plan(NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. The Company matches a portion of the participant’s contribution each year using the same percentage used for its 401(k) plan match. NQDC benefits will be paid from the Company’s assets. The net expense incurred for this plan during 2004, 2005 and 2006 was less than $0.1 million in each year. The unfunded accrued liability included in accrued liabilities as of January 1, 2006 and December 31, 2006 was $0.9 million and $1.3 million, respectively.

14. Related-Party Transactions

The Company leases nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $1.9 million in 2007, $1.8 million in 2008, $1.7 million in 2009, $1.7 million in 2010 and $1.3 million in 2011. The lease expiration dates range from 2008 to 2014, with additional option periods extending from 2020 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 15.

The alcoholic beverage licenses used in connection with the Company’s convenience stores located in Texas are owned by SSP Beverage LLC (formerly SSP Beverage, Inc.) and TND Beverage LLC (formerly TND Beverage Corporation). Sam L. Susser previously owned 100% of SSP Beverage, Inc., which owned 100% of TND Beverage Corporation. In December 2005, Mr. Susser contributed these two entities to a newly-formed subsidiary of SSP Partners. Mr. Susser did not receive any compensation, dividends or distributions with respect to the ownership or contribution of these companies.

Sam L. Susser owns an aircraft, which is used by the Company for business purposes in the course of operations. The Company pays Mr. Susser a fee based on the number of hours flown, plus reimbursement for the actual out-of-pocket costs of pilots and their related expenses, for Company use of the aircraft. In connection with this arrangement, the Company made payments to Mr. Susser in the amount of $0.3 million, $0.4 million and $0.4 million during 2004, 2005 and 2006, respectively. Based on current market rates for chartering of private aircraft, the Company believes that the terms of this arrangement are no worse than what the Company could have obtained in an arm’s length transaction.

The Company leases 39 units for check cashing and short-term lending products to Cash & Go, Ltd. Sam J. Susser, a member of the Company’s Board of Directors, and Jerry Susser, a former member of the Company’s Board of Directors and currently employed as Vice President of Real Estate, had minority ownership interests in Cash & Go, Ltd., through SSF, Ltd., until October 2004. At that time, the Company purchased SSF, Ltd.’s 50% interest in Cash & Go, Ltd. Sam J. Susser and Jerry Susser each received notes in the amount of $180,000 for their portion of the sales proceeds. The notes accrued interest at 6% and were paid off in December 2005. In connection with the leasing of these units, the Company receives a monthly rental fee of approximately $1,200 per unit. Annual aggregate rental payments from these units were $0.5 million, $0.5 million and $0.6 million during 2004, 2005 and 2006, respectively.

The Company had several other transactions with Sam J. Susser and Jerry Susser, former shareholders of a predecessor company to Susser. These transactions primarily arose from the sale of that predecessor company to Sam L. Susser in 1998 and include the following:

•

Notes payable of $5.9 million, including accrued interest of $1.0 million at January 2, 2005. The notes carried an interest rate of 6.57% and matured from 2006 to 2013. The notes were due and payable if Sam L. Susser’s ownership of the Company dropped below 50% and, accordingly, were paid off in December 2005.

•

Severance liability of $2.9 million at January 2, 2005, was included in other noncurrent liabilities. An initial principal amount of $2.0 million accrued interest at 6.57% and was payable from 2012 to 2013. This liability became due and payable if Sam L. Susser’s ownership of the Company dropped below 50% and, accordingly, was paid off in December 2005.

•

Consulting payments totaling $0.3 million per year were payable through January 2008. Any remaining payments became payable, discounted at 8.75%, if Sam L. Susser’s ownership of the Company dropped below 50%. Accordingly, the consulting contracts were paid off in December 2005.

•

Sam J. Susser and Jerry Susser collectively own a 14.82% minority interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million in 2006. The future minimum lease payments are $0.2 million annually 2007 through 2008 and $0.1 million in 2009. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership.

We entered into a management services agreement, or the Services Agreement, with Wellspring Capital Management LLC and Sam L. Susser concurrently with the December 2005 transactions. Wellspring Capital Management LLC and Sam L. Susser provided general advice and counsel to us in connection with our long term strategic plans, financial management, strategic transactions and other business matters. Sam L. Susser has assigned his rights to receive a portion of the compensation under the Services Agreement to certain other members of our senior management and board of directors. During 2006, Wellspring Capital Management LLC and Sam L. Susser were paid $0.4 million and $0.1 million, respectively, pursuant to the terms of this agreement, and net of less than $0.1 million paid by Sam L. Susser to members of senior management and the board pursuant to the assignment of a portion of the compensation due under the Services Agreement to Sam L. Susser. The Services Agreement terminated upon the completion of the IPO.

15. Commitments and Contingencies

Leases

Certain property used in the Company’s business is leased under operating leases. Generally, real estate leases are for primary terms of ten to twenty years and include renewal provisions at the option of the lessee. Certain leases provide for contingent rentals based upon a percentage of gross receipts, as well as payment of real estate taxes, insurance, and maintenance. Certain leases contain escalation clauses.

In December 2005 and December 2006, SSP sold 74 and 5 retail stores, respectively, to an unrelated party and entered into leaseback agreements for each of the stores. The leases contain primary terms of 20 years with annual escalation. The leases are being accounted for as operating leases.

The components of net rent expense are as follows:

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006
	(in thousands)
Cash rent:
Store base rent	$8,144	$9,052	$22,074
Equipment rent	328	514	426
Contingent rent	177	170	139

Total cash rent	8,649	9,736	22,639

Non-cash rent:
Straight-line rent	4	3	1,541
Amortization of deferred gain from sale leaseback	—	—	(1,486)

Net rent expense	$8,653	$9,739	$22,694

Sublease rental income for 2004, 2005 and 2006 was $0.6 million, $0.6 million and $0.7 million, respectively, and is included in Other Income.

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2007	$23,242
2008	22,626
2009	22,058
2010	21,763
2011	21,399
Thereafter	250,846

Total	$361,934

Letters of Credit

The Company was contingently liable for $3.1 million related to irrevocable letters of credit required by various insurers and suppliers at December 31, 2006.

Environmental Remediation

The Company is are subject to various federal, state and local environmental laws and makes financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we obtain private insurance from Texas Tankowner’s Mutual Insurance and American International Specialty Lines in Oklahoma. These policies provide protection from Third Party liability claims. For 2006, our coverage in Texas was $1.0 million per occurrence, with a $5.0 million aggregate and $60,000 deductible. Our coverage in Oklahoma is $1.0 million per occurrence, with a $2.0 million aggregate and $250,000 deductible. Additionally, we rely on state trust funds which cover certain claims.

The Company is currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. The Company accrues for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, the Company has recorded estimated undiscounted liabilities for these sites totaling $3.4 million and $1.8 million, of which $1.9 million and $1.8 million are classified as accrued expenses and other current liabilities as of January 1, 2006 and December 31, 2006, respectively, with the balance included in other noncurrent liabilities. As of December 31, 2006, approximately $1.0 million of the total environmental reserve is for the investigation and remediation of contamination at 25 sites which qualify for reimbursement under state funds. The remaining $0.8 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 20 additional sites. There are also 40 sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites.

Under state reimbursement programs, the Company is eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, the Company has recorded a net receivable of $5.0 million and $2.6 million for the estimated probable state reimbursements, of which $3.5 million and $2.6 million are included in current receivables as of January 1, 2006 and December 31, 2006, respectively. The remaining $1.4 million and less than $0.1 million are included in other assets as of January 1, 2006 and December 31, 2006, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2008. However, there is legislation pending which would extend the expiration date of the fund. In the event the fund is not extended, then we will make the appropriate election on or before the statutory deadline of July 15, 2007 to transfer any sites requiring further remediation to the TCEQ State-Lead program, under which the TCEQ assumes the management and costs associated with remediation of these sites.

Self-Insurance

The Company is partially self-insured for its general liability and employee health insurance. The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. The Company is a nonsubscriber under Texas Workers’ Compensation Act and maintains an ERISA-based employee injury plan, which is partially self insured. As of December 31, 2006, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 31, 2006. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.5 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Royalties

The Company was previously a licensee of TMC Franchise Corporation, a subsidiary of Alimentation Couche-Tard, which owns the Circle K brand. The license agreement expired in November 2006, and the Company decided to not renew this license, and instead has rebranded its convenience stores to its proprietary Stripes brand. The Company paid royalty fees for the use of the Circle K brand of $3.2 million, $3.4 million and $3.6 million in 2004, 2005 and 2006, respectively. The rebranding was completed during the first quarter of 2007 and royalty payments ceased.

Refiner Rebates

The Company receives refiner rebates and other incentive payments from a number of its major fuel suppliers. A portion of the refiner rebates is passed on to the Company’s wholesale branded dealers under the same terms as required by its fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if the Company (or its branded dealers) elects to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2006, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $7.9 million. Of this amount, approximately $5.2 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. The Company has $2.8 million of deferred revenue recorded on the balance sheet as of December 31, 2006, of which $0.3 million is included in accrued expenses and other current liabilities and $2.5 million is included in other noncurrent liabilities.

16. Interest Expense, Net and Miscellaneous Income

The components of interest expense and interest income are as follows:

	Predecessor		Company
	Year Ended January 2, 2005	Three Hundred Fifty-Two Day Period Ended Dec. 20, 2005	Twelve Day Period Ended Jan. 1, 2006	Year Ended December 31, 2006
	(in thousands)
Interest expense	$13,899	$14,246	$608	$18,519
Prepayment penalties on refinancing	1,384	2,932	—	5,313

Interest expense including prepayment penalties	15,283	17,178	608	23,832
Noncash interest expense	357	487	—	—
Fair market value change in derivatives	350	223	—	(330)
Cash paid (received) on interest rate swap	(375)	176	—	270
Capitalized interest	—	(275)	—	(346)

Total interest expense	$15,615	$17,789	$608	$23,426

Cash interest income	$933	$262	$—	$816
Non-cash interest income	77	—	—	—

Total interest income	$1,010	$262	$—	$816

Interest expense, net	$14,605	$17,527	$608	$22,610

The Company received warrants of the acquiring company’s stock in connection with the sale of its fleet card operations in 2002. These warrants were exercised during 2005 for net proceeds of $1.4 million, which was recorded as miscellaneous income.

17. Income Tax

In connection with the closing of the reorganization and initial public offering on October 24, 2006, the Company converted from a limited liability company to a “C” corporation and established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, the Company recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which is net of a valuation allowance of $9.7 million. The Company considered its historical taxable income and its estimates of future taxable income in making a determination of a reasonable valuation allowance. The Company will evaluate this allowance in the future if new circumstances indicate that the realization of a greater portion or the full deferred tax assets is more likely than not.

Components of the Company’s income tax benefit and provision for the period following the Company’s conversion to a “C” corporation on October 24, 2006, through December 31, 2006, including the deferred tax charge discussed above, are as follows:

October 24, 2006 through December 31, 2006
(in thousands)
Current:
Federal	$0
State	51

Total current income tax expense	51
Deferred:
Federal	0
State	(3)

Total deferred tax benefit	(3)

Net income tax expense	$48

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for October 24, 2006 through December 31, 2006, which excludes the deferred tax charge discussed above, is as follows:

October 24, 2006 through December 31, 2006
(in thousands)
Tax at statutory federal rate	$(1,294)
State and local tax, net of federal benefit	48
Tax benefit recognized upon change in entity status	(7,369)
Difference in tax expense related to income not taxed to company	(1,009)
Increase in valuation allowance	9,666
Other	6

Tax expense per financial statement	$48

Components of deferred tax assets and (liabilities) are as follows:

December 31, 2006
(in thousands)
Deferred tax assets:
Accrued expenses	$1,486
Nonqualified deferred compensation	447
Accrued straight-line rent	538
Allowance for doubtful accounts	413
Inventory reserves	196
Environmental reserves	234
Deferred gain on sale leaseback transactions	9,991
Deferred revenue	1,041
Stock-based compensation expense	281
Other	138

Total deferred tax asset	$14,765
Valuation allowance	(9,666)

Net deferred tax asset	$5,099

December 31, 2006
Deferred tax liabilities:
Fixed assets	$6,776
Intangible assets	1,275
Prepaid expenses	357
Other	22

Total deferred tax liability	$8,430

Net operating loss carryforward	3,334
—

Net deferred income tax asset	$3

Current deferred tax liability	$380

Noncurrent deferred tax asset	$383

The company has a net operating loss carryforward of approximately $9.5 million as of December 31, 2006 which is scheduled to expire in 2026.

18. Members’ Interests and Shareholders’ Equity

Members’ Interests—Predecessor

During 2000 and 2001, Susser sold common and preferred member interests to Arena Capital Investment Fund, L.P., BancBoston Ventures, Inc., CapStreet II, L.P., and CapStreet Parallel II, L.P. (Investment Funds), through several private placement transactions. The proceeds were recorded net of issuance expenses. At any time after July 6, 2005, the Investment Funds could require Susser to repurchase the preferred and common interests within 180 days after the determination of fair market value.

As of January 2, 2005, the Company had 2,000,000 preferred units authorized, of which 800,000 units were outstanding and designated as Series B, and 332,726 units were outstanding and designated as Series C. 100% of Series B and 88.2% of Series C units were held by the Investment Funds. The stated preferred return rates on the Series B and Series C units were 9.0876% and 9.3025%, respectively, until July 6, 2005 and 8% thereafter, accumulated and compounded quarterly. No distributions were made in 2004 to preferred interest holders. The cumulative, unpaid preferred return at January 2, 2005 was $13,158,000 or $16.448 per unit for Series B and $2,829,000 or $8.501 per unit for Series C, which was included in the carrying amount of redeemable preferred units on the accompanying balance sheets. The total liquidation value of the preferred interests was $52,990,000 at January 2, 2005.

As of January 2, 2005, 1,132,726 redeemable common units were outstanding, of which 96.5% were held by the Investment Funds. The remaining 3.5% was held by Sam L. Susser, other board members, and an officer of the Company. There was no stated par value for these units. The units were redeemable at the option of the holder any time after July 6, 2005, or such earlier date in the event of noncompliance with certain covenants, at a repurchase price of the greater of a specified formula value per unit or a fair market value per unit. At January 2, 2005, the formula value per common unit was approximately $26 per unit, and the redeemable common interests are reflected on the consolidated balance sheets at this value. No distributions to common interest holders were made in 2004.

The Company also had 5,000,000 non-redeemable common units authorized with no stated par value. As of January 2, 2005, 1,200,000 non-redeemable common units were outstanding. Sam L. Susser was the beneficial owner of 97.5% of the outstanding non-redeemable common units and the remaining 2.5% were held by other board members and one officer of the Company. No distributions to common interest holders were made in 2004.

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity. Pursuant to the terms of the merger agreement, the unit holders of Susser Holdings, L.L.C. received $276.8 million in aggregate merger consideration. The existing preferred interests were redeemed at liquidation value, with the balance of the merger consideration used to pay certain transaction expenses, to liquidate management options and to redeem common unit holders.

Members’ Interests—Stripes

Wellspring and its affiliates invested approximately $91.9 million in cash equity and Sam L. Susser, along with certain members of management and board of directors, rolled over approximately $36.6 million in equity interests in Susser Holdings, L.L.C., each pursuant to an exchange agreement with Stripes Holdings LLC. Wellspring and its affiliates owned approximately 72% of the voting equity interests of Stripes, and Sam L. Susser and members of management owned approximately 28%.

Stripes had authorized the issuance of 15,914,639 Units, of which (i) 14,400,000 units were designated as Class A Units (the Class A Units), 12,849,660 of which were issued and outstanding and 1,440,796 of which were reserved for issuance under the Stripes Holdings LLC Unit Option Plan (the Stripes Option Plan) in accordance with its terms, and (ii) 1,514,639 units were designated as Class B Units (the Class B Units and together with the Class A Units, the Units). The Board of Managers, from time to time, could authorize the issuance of additional Units, pursuant to the Unit Option Plan or otherwise, or the creation of additional classes or series of Units having such powers, designations, and preferences and rights as may be determined by the Board of Managers. The common interests had voting rights through the nine-member Board of Managers, five of which could be designated by Wellspring.

Concurrent with the Company’s IPO, the Units were exchanged for equivalent number of shares in Susser Holdings Corporation common stock, as further described below. Immediately prior to the corporate formation transactions, the Board of Managers of Stripes declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final determination of the tax liability. It has been subsequently determined that an additional $1.1 million is required to be distributed in accordance with the Stripes Holdings LLC Agreement related to taxable income allocable to members for the 2006 short-period tax return through October 23, 2006. This amount has been reflected as a liability and a reduction of additional paid-in capital in the balance sheet as of December 31, 2006, and will be paid prior to April 17, 2007.

Shareholders’ Equity—Company

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. The Company received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. In connection with the Susser corporate formation transactions, each holder of Class A units of Stripes Holdings LLC received 0.718339 share of Susser Holdings Corporation common stock for each Class A unit held, and each holder of Class B units of Stripes received 0.130104 restricted share of common stock for each Class B unit held. All outstanding options to purchase Class A units were converted into options to purchase an aggregate of 205,285 shares of common stock on an equivalent basis at an exercise price of $13.92.

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 16,824,162 were issued and outstanding as of December 31, 2006, including 118,758 shares which are unvested. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. After completion of the IPO, the former equity owners of Stripes, which included the direct and indirect holders of the Class A units and Class B units, held shares of common stock of Susser Holdings Corporation representing approximately 56% of the voting power of the outstanding capital stock. In addition to the converted options described above, concurrent with the IPO, the Company granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $l6.50 per share. (see Note 19)

19. Share-Based Compensation

Predecessor Plans

Susser Holdings, L.L.C. had granted options to purchase common member interests to key employees and board members under two plans, the 1998 Plan and the 2000 Plan. The option grants contained vesting schedules of three to six years with vesting to accelerate upon certain change of control or other specified conditions. All options under the 1998 Plan and 2000 Plan were exercised and redeemed on December 21, 2005, as part of the 2005 Acquisition.

Options granted under the 1998 Plan were dilutive to Sam L. Susser upon exercise. The following table summarizes certain information regarding 1998 Plan activity:

1998 Plan Options
	Number Options Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at December 28, 2003	145,473	$20.88	$0.39 – 49.67
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balances at January 2, 2005	145,473	20.88	0.39 – 49.67
Granted	—	—	—
Exercised	145,473	20.88	0.39 – 49.67
Forfeited or expired	—	—	—

Balances at January 1, 2006	—	$—	$—

The following table summarizes certain information regarding 2000 Plan activity:

2000 Plan Options
	Number Options Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at December 28, 2003	118,333	$9.35	$8.16 – 13.78
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Balances at January 2, 2005	118,333	9.35	8.16 – 13.78
Granted	—	—	—
Exercised	118,333	9.35	8.16 – 13.78
Forfeited or expired	—	—	—

Balances at January 1, 2006	—	$—	$—

Susser Holdings, L.L.C. used variable accounting to recognize compensation expense for management incentive options under the 1998 Plan and 2000 Plan. Noncash compensation expense of $1.7 million and $1.2 million was recorded for 2004, and 2005, respectively. The 1998 Plan and 2000 Plan options were exercised and redeemed in December 2005 in connection with the 2005 Acquisition. A charge of $17.3 million was recorded in general and administrative expenses, which represents the net redemption cost not previously recognized as compensation expense.

Stripes Option Plan

On December 26, 2005, the Company adopted the Stripes Holdings LLC Unit Option Plan (the Stripes Option Plan), upon which 328,506 options were issued to employees and directors. The exercise price was set at the fair value at date of issue. The options have a ten-year life, and vest over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. In connection with the IPO, the options under the Stripes Option Plan were converted into options to purchase an aggregate of 205,285 shares of Susser common stock on an equivalent basis at an exercise price of $13.92, with such converted options having the same vesting and forfeiture terms as those of the options originally granted under the Stripes Option Plan. The following table summarizes certain information regarding Stripes Option Plan activity:

	Stripes Option Plan
	Number Options Outstanding	Exercise Price
Balances at January 2, 2005	—	—
Granted	328,506	$10.00
Exercised	—	—
Forfeited or expired	—	—

Balances at January 1, 2006	328,506	10.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(42,716)	10.00

Balances at October 18, 2006 (Stripes, prior to IPO)	285,790	$10.00
Conversion to options in Company	(80,505)	—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Balances at December 31, 2006	205,285	$13.92

Exercisable at December 31, 2006	—	—

The weighted-average fair value of options granted during fiscal 2005 was $1.93 per incentive option, or an aggregate of $0.6 million. The fair value of each incentive option grant was estimated on the grant date using the minimum value method with the following assumptions:

Year Ended January 1, 2006
Exercise price	$10.00
Estimated value per unit on date of grant	$10.00
Risk-free interest rate	4.3%
Expected dividend yield	0%
Expected life	5 years

Subsequent to the IPO and exchange of the options granted under the Stripes Option Plan to options for shares of Susser Holdings Corporation common stock, the converted equivalent fair value per option is $2.69, or an aggregate of $0.6 million.

Prior to adopting SFAS No. 123(R) during the first quarter of 2006, as a private company, the Company accounted for its options under the Stripes Option Plan using the intrinsic value method of accounting set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation cost for these options was measured as the excess, if any, of the fair value of the unit at the date of the grant over the amount an employee must pay to acquire the unit. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we applied SFAS No. 123(R) prospectively to newly issued stock options.

Because the Company accounted for its options under the Stripes Option Plan using the intrinsic value method, no compensation cost has been recognized in the statements of income for these options as all options granted had an exercise price equal to or greater than the fair value of the underlying units on the date of grant. The following table illustrates the effect on net income for fiscal 2005 and 2006 had compensation cost for options granted under the Stripes Option Plan been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123:

	Year ended January 1, 2006	Year ended December 31, 2006
Net income, as reported	$(20,642)	$(3,746)
Deduct: Compensation expense on stock options determined under fair value based method for all awards under the Stripes Option Plan, net of tax	—	94

Pro forma net income	$(20,642)	$(3,840)

2006 Equity Incentive Plan

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. Concurrent with the IPO, options to purchase 1,023,006 shares of common stock were granted at an exercise price of $16.50 per share. The options vest on various dates over a period beginning December 2008 and ending October 2011, and expire on either December 20, 2015 or October 17, 2016. The following table summarizes certain information regarding the 2006 Equity Incentive Plan activity:

2006 Equity Incentive Plan
	Number Options Outstanding	Exercise Price
Balances at January 1, 2006	—	—
Granted	1,023,006	$16.50
Exercised	—	—
Forfeited or expired	—	—

Balances at December 31, 2006	1,023,006	$16.50

Exercisable at December 31, 2006	—	—

The weighted average fair value of options granted during fiscal 2006 was estimated at $7.36 per incentive option, or an aggregate value of $7.5 million. The fair value of each option grant was estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Exercise price	$16.50
Stock value on date of grant	$16.50
Risk-free interest rate	4.7%
Expected dividend yield	0%
Weighted average expected life (years)	6.3
Expected volatility	36.1%

Volatility was estimated by using the historical volatility of an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the shortcut method, as allowed by SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we recorded $0.4 million in stock compensation expense during fiscal 2006 for the options outstanding under the 2006 Plan. Compensation expense is being recognized straight-line over the related vesting periods. The remaining compensation expense to be recognized over the next 58 months is a total of $7.1 million.

Unvested Stock

The Company granted a total of 912,823 Class B Units in Stripes to members of management and directors on December 21, 2005, concurrent with the closing of the 2005 Acquisition. The units vest over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. The Class B Units were nonvoting interests and ranked behind the Class A units in terms of priority on distribution, and therefore had no liquidation value on the date of grant. Management estimated the fair value of the Class B Units granted to be $1.93 per unit, or an aggregate of $1.8 million. Since the economic characteristics of the Class B Units were similar to the options granted on December 26, 2005, under the Stripes Option Plan, the Company estimated the fair value of each Class B Unit on the grant date using the minimum value method with the following assumptions:

Risk-free interest rate	4.3%
Expected dividend yield	0%
Expected life	5 years

In connection with the IPO, the Class B unit holders received 0.130104 restricted shares of Susser common stock for each Class B unit held by them immediately prior to the corporate formation transactions, with such shares of restricted stock having vesting and forfeiture terms the same as the terms of the Class B units. The converted fair value per unit following the exchange is $14.83 per share, or an aggregate of $1.8 million. The following table summarizes certain information, regarding the Class B unit/restricted stock grants:

	Unvested Stock
	Number of Units	Grant- Date Fair Value per Unit
Nonvested at January 2, 2005	—	—
Granted	912,823	$1.93
Vested	—	—
Forfeited	—	—

Nonvested at January 1, 2006	912,823	$1.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at October 18, 2006	912,823	$1.93
Conversion to Company nonvested shares	(794,065)	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	118,758	$14.83

The Company began recognizing noncash compensation expense over the vesting period of these shares beginning in the first quarter of 2006, as the amount that would have been allocated to 2005 was immaterial. Stock-based compensation expense of $0.4 million was recognized during 2006. The remaining compensation expense to be recognized over the next 48 months is a total of $1.3 million.

20. Segment Reporting

The Company operates its business in two primary segments. The retail segment, SSP, operates retail convenience stores in Texas and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC (a subsidiary of SSP), purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements, to Company-owned unattended fueling sites and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the all other column include APT, corporate overhead and other costs not allocated to the two primary segments.

Predecessor

Segment Financial Data for the Year Ended January 2, 2005

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$306,990	$—	$—	$—	$306,990
Fuel	585,966	954,594	(414,112)	—	1,126,448
Other	17,028	3,531	(454)	632	20,737

Total revenue	909,984	958,125	(414,566)	632	1,454,175
Gross profit
Merchandise, net	98,865	—	—	—	98,865
Fuel	43,629	17,530	—	—	61,159
Other	17,029	3,531	(454)	385	20,491

Total gross profit	159,523	21,061	(454)	385	180,515
Selling, general and administrative expenses	120,048	8,093	(454)	4,529	132,216
Depreciation, amortization and accretion	21,924	4,219	—	114	26,257
Other operating expenses(1)	440	943	—	—	1,383

Operating income	$17,111	$7,806	$—	$(4,258)	$20,659

Gallons	343,869	762,198	(334,943)	—	771,124
Total assets	$249,030	$67,513	$(2,500)	$9,279	$323,322
Capital expenditures	$38,951	$4,962	$—	$242	$44,155

(1)	Include loss (gain) on disposal of assets and impairment charges.

Company

Segment Financial Data for the Year Ended January 1, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$329,530	$—	$—	$—	$329,530
Fuel	780,441	1,371,005	(606,246)	—	1,545,200
Other	17,257	3,805	(455)	927	21,534

Total revenue	1,127,228	1,374,810	(606,701)	927	1,896,264
Gross profit
Merchandise, net	106,450	—	—	—	106,450
Fuel	49,922	24,286	—	—	74,208
Other	17,257	3,805	(455)	310	20,917

Total gross profit	173,629	28,091	(455)	310	201,575
Selling, general and administrative expenses	133,339	10,860	(455)	21,840	165,584
Depreciation, amortization and accretion	24,306	5,704	—	195	30,205
Other operating expenses(1)	126	(381)	—	(386)	(641)

Operating income	$15,858	$11,908	$—	$(21,339)	$6,427

Gallons	367,941	808,379	(366,836)	—	809,484
Total assets	$274,471	$81,975	$(348)	$5,036	$361,134
Capital expenditures	$45,894	$5,024	$—	$176	$51,094

(1)	Include loss (gain) on disposal of assets and impairment charges.

Company

Segment Financial Data for the Year Ended December 31, 2006

Unaudited

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$365,343	$—	$—	$—	$365,343
Fuel	953,004	1,685,265	(761,628)	—	1,876,641
Other	18,894	3,942	(443)	782	23,175

Total revenue	1,337,241	1,689,207	(762,071)	782	2,265,159
Gross profit
Merchandise, net	119,092	—	—	—	119,092
Fuel	53,918	25,014	—	—	78,932
Other	18,894	3,942	(443)	361	22,754

Total gross profit	191,904	28,956	(443)	361	220,778
Selling, general and administrative expenses	166,134	9,369	(443)	1,826	176,886
Depreciation, amortization and accretion	17,284	4,840	—	3,247	25,371
Other operating expenses(1)	—	—	—	—	—

Operating income	$8,486	$14,747	$—	$(4,712)	$18,521

Gallons	395,338	843,601	(392,629)	—	846,310
Total assets	$302,911	$102,443	$—	$16,973	$422,327
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$64,927	$5,139	$—	$121	$70,187

(1)	Include loss (gain) on disposal of assets and impairment charges.

21. Earnings per Share

The Company is presenting net income or loss per unit/share for the historical periods using the guidance provided in SFAS No. 128, Earnings per Share (EPS). Under SFAS No. 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such options are excluded from the diluted EPS computation.

Per unit information is based on the weighted average number of common units/shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common units/shares resulting from the assumed conversion of outstanding stock options for the diluted computation.

Since the Company was organized as a partnership prior to its IPO, and completed a significant recapitalization in December 2005, historical EPS is being presented as follows:

•

For the year ended January 2, 2005, and the 352-day period ended December 20, 2005, (Predecessor periods) EPS was calculated as earnings available for common units per common unit of Susser Holdings, L.L.C., after deducting dividends accrued on the Series B and Series C redeemable preferred stock. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under the 1998 Plan and the 2000 Plan. (see Note 19)

•

For the 12 days ended January 1, 2006, the number of Stripes Class A common units outstanding was first converted to the equivalent number of shares of Company common stock, using the exchange ratio from its IPO to provide a comparable basis of measurement. (see Note 4) EPS was then calculated using the equivalent number shares outstanding as the denominator. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under the Stripes Option Plan and the Class B unvested units. (see Note 19)

•

For the year ended December 31, 2006, number of Stripes Class A common units outstanding for the period through October 18, 2006, the effective date of its IPO, was converted to the equivalent number of shares of Company common stock using the IPO exchange ratio described above. The total common shares outstanding subsequent to the IPO were used for the remaining period in 2006, and a weighted average was calculated for the year as the denominator for EPS. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under the Stripes Option Plan and the Class B unvested units, both of which were converted to their post-IPO equivalent, and the new options granted under the 2006 Equity Incentive Plan. (see Note 19)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except share and per share data):

	Predecessor		Company
	Year Ended January 2, 2005	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006
	(in thousands, except share and per share)
Net Income	$6,047	$(18,992)	$(1,650)	$(3,746)
Dividends Accrued on Series B and Series C Preferred Stock	4,587	4,557	—	—

Net income (loss) available to common unit holders	$1,460	$(23,549)	$(1,650)	$(3,746)

Denominator for basic earnings per share:
Weighted average number of Predecessor common units outstanding during the period	2,332,726	2,332,726	—	—
Weighted average number of Company common shares outstanding during the period	—	—	9,230,404	10,729,511
Incremental common units attributable to exercise of outstanding dilutive options and restricted shares	33,128	—	—	—

Denominator for diluted earnings per common unit/share	2,365,854	2,332,726	9,230,404	10,729,511

Net income (loss) available to common unit holders/shareholders:
Per common unit-basic	$0.63	$(10.09)	$(0.18)	$(0.35)

Per common unit-diluted	$0.62	$(10.09)	$(0.18)	$(0.35)

Options and non-vested restricted units not included in calculation of diluted net income (loss) available to common unit holders because the effect would be anti-dilutive	170,473	263,806	354,737	545,593

22. Pro Forma Data (unaudited)

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated consolidated effective income tax rate of 35% on income before taxes for the year ended January 2, 2005, the 352-day period ended December 20, 2005, the 12-day period ended January 1, 2006, and the period from January 2, 2006 through October 23, 2006. No other pro forma adjustments to reported earnings or average shares outstanding were made in calculating the amounts presented in the consolidated statements of operations as net income (loss) available to common unit holders/shareholders adjusted for pro forma income tax expense or pro forma net income (loss) available to common unit holders/shareholders after taxes.

Additional pro forma financial information is provided in Note 4, which reflects pro forma adjustments related to the 2005 Transaction and the IPO.

23. Quarterly Results of Operations (unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2004, 2005 and 2006. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2004				2005				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(b)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					(Dollars and Gallons in Thousands)
Merchandise sales	$68,691	$77,088	$81,437	$79,774	$76,206	$85,918	$86,686	$80,720	$85,799	$94,713	$96,141	$88,690
Motor fuel sales	235,256	278,151	294,723	318,318	315,645	370,286	436,412	422,857	431,576	548,477	503,484	393,104
Other income	5,087	5,175	4,964	5,511	5,498	5,495	5,033	5,508	5,936	5,968	5,479	5,792
Total revenue	309,034	360,414	381,124	403,603	397,349	461,699	528,131	509,085	523,311	649,158	605,104	487,586
Merchandise gross profit	22,316	25,307	26,092	25,150	24,190	28,659	27,934	25,667	28,130	31,417	30,978	28,567
Motor fuel gross profit:
Retail	9,055	11,157	11,012	12,407	7,897	12,330	15,781	13,915	9,487	15,520	20,225	8,686
Wholesale	3,617	4,458	4,154	5,299	3,877	5,301	6,804	8,303	5,242	6,988	7,780	5,004
Other gross profit	4,931	5,034	5,097	5,429	5,365	5,362	4,917	5,273	5,815	5,756	5,341	5,842
Income from operations	3,288	8,294	5,305	3,772	1,648	9,532	9,035	(13,788)	638	8,515	11,938	(2,570)
Income before income tax	(1,228)	4,997	1,835	443	(1,801)	5,788	6,520	(31,149)	(3,947)	3,760	7,360	(10,871)
Income tax expense	—	—	—	—	—	—	—	—	—	—	—	(48)
Net income	$(1,228)	$4,997	$1,835	$443	$(1,801)	$5,788	$6,520	$(31,149)	$(3,947)	$3,760	$7,360	$(10,919)
Fuel gallons:
Retail	79,823	83,325	85,991	94,730	90,680	94,304	88,728	94,229	103,210	101,109	96,249	94,770
Wholesale	100,623	104,846	111,125	110,661	105,561	110,018	110,934	115,030	109,810	117,863	112,944	110,355

(a)	2004 fourth quarter included 14 weeks
(b)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 transactions, including $17.3 million recognized as compensation expense.

24. Restatement

Certain components of Predecessor Company members’ interest have been restated to reflect changes in the redemption value of the redeemable common interests. The effect of the restatement was to increase (decrease) the carrying value of the redeemable common interest, with an offsetting change in retained deficit by $16.7 million and $63.9 million for 2004 and 2005, respectively.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and, Stripes Holdings LLC*

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.*

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/ 8 % Senior Notes due 2013(2)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(2)

4.3	Registration Rights Agreement dated October 24, 2006 by and among Susser Holdings Corporation and the parties named therein *

4.4	Form of Guarantee (included in Exhibit 4.1)(2)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

10.1	Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C. and SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

10.4	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser*

10.5	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.*

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre*

10.7	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith*

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan*

10.9	Distributor Franchise Agreement, dated January 2, 1993, by and between CITGO Petroleum Corporation and Susser Petroleum Co. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.10	Addendum to Distributor Franchise Agreement, dated January 15, 1996, by and between CITGO Petroleum Corporation and SSP Partners(1)

10.11	Amendment to Distributor Franchise Agreement, dated February 17, 1997, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.12	Third Addendum to Distributor Franchise Agreement, dated September 6, 1999, by and between CITGO Petroleum Corporation and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.13	Amendment to Third Addendum to Distributor Franchise Agreement, dated March 28, 2001, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.14	Letter Agreement to Third Addendum to Distributor Franchise Agreement, dated September 14, 2005 by and between CITGO Petroleum Corporation and SSP Partners(1)

10.15	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.16	Distribution Service Agreement, dated August 21, 1997, by and between S.S.P./Circle K and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.17	First Amendment to Distributor Service Agreement, dated January 1, 2005, by and between McLane Company, Inc. and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.18	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.19	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, LP(1)

10.20	Form of Master Sale/Leaseback Agreement(1)

10.21

Amendment No. 1, dated May 19, 2006 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.22

Amendment No. 2, dated July 26, 2006, to Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.23	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.24	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP(1)

10.30	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

21.1	List of Subsidiaries of the Registrant(1)

23.1	Consent of Ernst & Young, LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K filed by Susser Holdings Corporation on October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K filed by Susser Holdings Corporation on November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by Susser Holdings Corporation on November 28, 2006.