Form 10-Q
period 2007-04-01
Susser Holdings CORP
filed 2007-05-16
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2007

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

Large accelerated filer  ☐                                         Accelerated filer  ☐                                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	16,831,662 SHARES
(Class)	(Outstanding at May 15, 2007)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 31, 2006	April 1, 2007
	audited	unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,938	$20,018
Accounts receivable, net of allowance for doubtful accounts of $1,179 at December 31, 2006 and $1,246 at April 1, 2007	44,084	52,688
Inventories, net	37,296	38,954
Assets held for sale	518	518
Other current assets	1,884	3,705

Total current assets	116,720	115,883

Property and equipment, net	232,454	244,318
Other assets:
Goodwill	44,762	44,762
Intangible assets, net	17,492	16,676
Other noncurrent assets	10,899	11,036

Total other assets	73,153	72,474

Total assets	$422,327	$432,675

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$84,838	$96,150
Accrued expenses and other current liabilities	20,711	21,498

Total current liabilities	105,549	117,648

Long-term debt	120,000	120,000
Deferred gain, long-term portion	27,060	26,684
Other noncurrent liabilities	7,918	8,253

Total long-term liabilities	154,978	154,937
Minority interests in consolidated subsidiaries	630	645
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 16,824,162 issued and outstanding as of December 31, 2006, 16,831,662 issued and outstanding as of April 1, 2007	168	168
Additional paid-in capital	166,398	167,073
Retained earnings (deficit)	(5,396)	(7,796)

Total shareholders’ equity	161,170	159,445

Total liabilities and shareholders’ equity	$422,327	$432,675

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	April 2, 2006	April 1, 2007
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$85,799	$93,365
Motor fuel sales	431,576	429,115
Other income	5,936	6,170

Total revenues	523,311	528,650

Cost of sales:
Merchandise	57,669	63,405
Motor fuel	416,847	412,726
Other	121	124

Total cost of sales	474,637	476,255

Gross profit	48,674	52,395

Operating expenses:
Personnel	16,721	18,254
General and administrative	4,488	6,225
Other operating	14,749	14,690
Rent	5,557	6,014
Royalties	880	66
Loss (gain) on disposal of assets and impairment charge	(4)	15
Depreciation, amortization, and accretion	5,645	6,502

Total operating expenses	48,036	51,766

Income from operations	638	629

Other income (expense):
Interest expense	(4,747)	(2,859)
Other miscellaneous	181	105

Total other income (expense)	(4,566)	(2,754)

Minority interest in income (loss) of consolidated subsidiaries	(19)	(16)

Net income (loss) before income taxes	(3,947)	(2,141)
Income tax expense	—	(260)

Net income (loss)	$(3,947)	$(2,401)

Net income (loss) per share:
Basic	$(0.43)	$(0.14)
Diluted	$(0.43)	$(0.14)
Weighted average shares outstanding:
Basic	9,230,404	16,705,404
Diluted	9,230,404	16,705,404

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Cash flows from operating activities
Net Income (loss)	$(3,947)	$(2,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	5,645	6,502
Loss (gain) on disposal of property	(4)	15
Non-cash stock-based compensation	113	675
Minority interest	19	16
Fair market value in non-qualifying derivatives	110	—
Changes in operating assets and liabilities:
Receivables	(4,978)	(8,604)
Inventories	(1,619)	(1,660)
Prepaid expenses and other current assets	(210)	(1,820)
Intangible assets	132	—
Other non-current assets	(305)	(185)
Accounts payable	28,192	11,313
Accrued liabilities	(9,535)	786
Other non-current liabilities	(2,092)	(60)

Net cash provided by (used in) operating activities	11,521	4,577

Cash flows from investing activities
Purchases of property and equipment	(11,121)	(17,546)
Proceeds from disposal of property and equipment	4	2

Net cash provided by (used in) investing activities	(11,117)	(17,544)

Cash flows from financing activities
Changes in notes receivable	(19)	47
Borrowings under revolving line of credit, net	2,050	—

Net cash provided by (used in) financing activities	2,031	47

Net increase (decrease) in cash	2,435	(12,920)
Cash and cash equivalents at beginning of year	4,116	32,938

Cash and cash equivalents at end of period	$6,551	$20,018

See accompanying notes.

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1. Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (Susser or the Company), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO) (see Note 10). Susser Holdings Corporation became, immediately prior to the IPO, the holding company of Stripes Holdings LLC (Stripes), which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to convenience stores since 1988.

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (APT), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $120 million of senior notes outstanding at April 1, 2007, but do not conduct any operations (see Note 6). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside SSP’s retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2006 refer to the 52-week period ended December 31, 2006. All references to the first quarter of 2006 and 2007 refer to the 13-week periods ended April 2, 2006 and April 1, 2007, respectively. SSP follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at April 1, 2007 and for the three months ended April 2, 2006 and April 1, 2007 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three months ended April 2, 2006 and April 1, 2007 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Certain prior year balances have been reclassified for comparative purposes. Fuel taxes payable of $13.2 million were included in accrued liabilities at December 31, 2006 and have been reclassified to accounts payable.

2. New Accounting Pronouncements

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

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 in the first quarter of 2007 did not have a material effect on our financial statements. (See Note 9)

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We are currently evaluating the impact, if any, on our financial statements.

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

3. Inventories

Inventories consisted of the following:

	December 31, 2006	April 1, 2007
	(in thousands)
Merchandise	$22,490	$23,227
Fuel	11,670	12,867
Lottery	1,504	1,250
Maintenance spare parts and equipment	2,193	1,991
Less allowance for inventory shortage and obsolescence	(561)	(381)

Total	$37,296	$38,954

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

4. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31, 2006	April 1, 2007
	(in thousands)
Land	$92,644	$94,086
Buildings and leasehold improvements	71,933	71,508
Equipment	72,100	73,806
Construction in progress	15,533	30,340

	252,210	269,740
Less accumulated depreciation	19,756	25,422

Total	$232,454	$244,318

5. Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets consist of supply agreements, favorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets at December 31, 2006 and April 1, 2007:

	December 31, 2006			April 1, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,970	$779	$4,191	$4,970	$971	$3,999
Favorable lease arrangements, net	6,053	1,530	4,523	6,053	1,879	4,174
Loan origination costs	5,594	816	4,778	5,594	1,015	4,579
Trade name	4,245	283	3,962	4,245	354	3,891
Other	200	162	38	200	167	33

Total	$21,062	$3,570	$17,492	$21,062	$4,386	$16,676

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

6. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2006	April 1, 2007
	(in thousands)
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$—	$—
10 5/8% senior unsecured notes due 2013	120,000	120,000
Total long-term debt	$120,000	$120,000

Revolving Credit Agreement

In December 2005, Susser Holdings, L.L.C. and SSP entered into a five-year revolving credit facility (the Revolver) in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. The Company and each of its existing and future domestic subsidiaries, with the exception of one non wholly-owned subsidiary, are guarantors of the Revolver. The loans are secured by a perfected first priority security interest in inventory, accounts receivable, and certain ownership interests.

At April 1, 2007, our borrowing base was sufficient to support the $50.0 million availability under the Revolver, under which no borrowings were outstanding and letters of credit commitments were $3.1 million, leaving approximately $46.9 million of availability. The interest rates under the Revolver are calculated at our option at either a prime rate or a LIBOR rate plus, in each case, a margin. As of April 1, 2007, the interest on the Revolver was 8.75%. As of April 1, 2007, the Company was in compliance with all covenants required by the Revolver.

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% senior unsecured notes (the Senior Notes). In November 2006, the Company redeemed $50.0 million of the Senior Notes with proceeds from the IPO, as allowed by the indenture. The Senior Notes pay interest semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2006. The Senior Notes mature on December 15, 2013, and on or after December 15, 2009, the Company may redeem some or all of the $120.0 million remaining Senior Notes at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: in 2009, at 105.313%; in 2010, at 102.656%; and in 2011 and thereafter, at 100.000%.

The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non-wholly-owned subsidiary. The Senior Notes rank equally in right of payment to all existing and future unsecured senior debt and senior in right of payment to existing and future senior subordinated and subordinated debt. The Senior Notes are effectively subordinated to existing and future secured debt, including the revolving credit facility, to the extent of the value of the assets securing such debt. Issuance costs of new debt of $4.8 million related to the outstanding Senior Notes were charged to intangible assets and are being amortized over the life of the Senior Notes.

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions.

Derivative Financial Instruments

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, the Company entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

December 29, 2006. On a semiannual basis, the Company settled with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount of $25.0 million for that period. Net proceeds received and the change in value of the swap were recorded as a reduction to or increase in interest expense. The swap terminated at maturity.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have been designated as fair value hedges. Fuel hedging positions have not been material to our operations. We had no positions outstanding at December 31, 2006, and had outstanding derivative contracts on approximately 0.4 million gallons of fuel as of April 1, 2007. Hedging results for the first quarter of 2007 increased fuel gross profit by less than $0.1 million.

7. Commitments and Contingencies

Leases

The Company leases a portion of its convenience store properties under noncancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales or motor fuel volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

The components of net rent expense are as follows:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Cash rent:
Store base rent	$5,545	$5,904
Equipment rent	104	89
Contingent rent	37	28

Total cash rent	$5,686	$6,021

Non-cash rent:
Straight-line rent	243	368
Amortization of deferred gain from sale leaseback	(372)	(375)

Net rent expense	$5,557	$6,014

Letters of Credit

The Company was contingently liable for $3.1 million related to irrevocable letters of credit required by various insurers and suppliers at April 1, 2007.

Environmental Remediation

The Company is subject to various federal, state and local environmental laws and makes financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we obtain private insurance from Texas Tankowner’s Mutual Insurance and American International Specialty Lines in Oklahoma. These policies provide protection from third party liability claims. For 2007, our coverage in Texas is $1.0 million per occurrence, with a $5.0 million aggregate and $70,000 deductible. Our coverage in Oklahoma is $1.0 million per occurrence, with a $2.0 million aggregate and $250,000 deductible. Additionally, we rely on state trust funds which cover certain claims.

The Company is currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. The Company accrues for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, the Company has recorded estimated undiscounted liabilities for these sites totaling $1.8 million which is classified as accrued expenses and other current liabilities as of December 31, 2006 and April 1, 2007. As of April 1, 2007, approximately $1.0 million of the total environmental reserve is for the investigation and remediation of contamination at 29 sites which qualify for reimbursement under state funds. The remaining $0.8 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 28 additional sites. There are also 40 sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites.

Under state reimbursement programs, the Company is eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, the Company has recorded a net receivable of $2.6 million and $2.5 million for the estimated probable state reimbursements, which are included in current receivables as of December 31, 2006 and April 1, 2007, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2008. However, there is legislation pending which would extend the expiration date of the fund. In the event the fund is not extended, then we will make the appropriate election on or before the statutory deadline of July 15, 2007 to transfer any sites requiring further remediation to the TCEQ State-Lead program, under which the TCEQ assumes the management and costs associated with remediation of these sites.

Self-Insurance

The Company is partially self-insured for its general liability and employee health insurance. The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. The Company is a nonsubscriber under Texas Workers’ Compensation Act and maintains an ERISA-based employee injury plan, which is partially self insured. As of April 1, 2007, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.5 million and $4.4 million as of December 31, 2006 and April 1, 2007, respectively, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Refiner Rebates

The Company receives refiner rebates and other incentive payments from a number of its fuel suppliers. A portion of the refiner rebates is passed on to the Company’s wholesale branded dealers under the same terms as required by its fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if the Company (or its branded dealers) elects to discontinue selling the specified brand of fuel at certain locations. As of April 1, 2007, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $7.8 million. Of this amount, approximately $5.2 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. The Company has $2.7 million recorded on the balance sheet as of April 1, 2007, of which $0.3 million is included in accrued expenses and other current liabilities and $2.4 million is included in other noncurrent liabilities.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

8. Interest Expense and Interest Income

The components of interest expense and interest income are as follows:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Interest expense	$4,701	$3,279
Fair market value change in derivatives	110	—
Capitalized interest	(22)	(107)

Total interest expense	$4,789	$3,172

Cash interest income	$42	$313

Interest expense, net	$4,747	$2,859

9. Income Tax

We have been subject to federal income tax since October 24, 2006, subsequent to certain corporate formation transactions in connection with our IPO. We are also subject to a new tax in Texas, effective January 1, 2007, that is based on gross margin (“margin tax”) but that has been determined to be appropriately classified as an income tax. We adopted the provisions of FIN 48 on January 1, 2007. (See Note 2) Based on our evaluation for the periods described above in which we are subject to income tax, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically (including years in which we were organized as a partnership and any taxable income was attributed to our partners) have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, interest is classified in the financial statements as interest expense and penalties as general and administrative expense.

At the inception of our taxable status as a “C” corporation, we recorded a cumulative net deferred tax asset of less than $0.1 million, which was net of a valuation allowance of $9.7 million. For the three months ended April 1, 2007, we considered our historical taxable income and our estimates of future taxable income and recorded an increase in the valuation allowance. We will evaluate this allowance in the future if new circumstances indicate that the realization of a greater portion or the full deferred tax assets is more likely than not. Any federal tax effect of taxable income during 2007 will be offset by an equivalent release from the valuation allowance, thereby resulting in an expected federal effective tax rate of zero for 2007. A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the quarter ended April 1, 2006 is as follows:

Three Months Ended April 1, 2007
(in thousands)
Tax at statutory federal rate	$(749)
State and local tax, net of federal benefit	169
Increase in valuation allowance	827
Other	13

Tax expense per financial statement	$260

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

10. Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. The Company received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. In connection with the Susser corporate formation transactions, units of Stripes were converted into equivalent shares of Susser Holdings Corporation common stock. All outstanding options to purchase units of Stripes were also converted into options to purchase shares of Susser common stock on an equivalent basis and exercise price.

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 16,824,162 and 16,831,662 were issued and outstanding as of December 31, 2006, and April 1, 2007, respectively, including unvested shares of 118,758 and 126,258, respectively. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. In addition to the converted options described above, concurrent with the IPO, the Company granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $l6.50 per share. (see Note 11)

Immediately prior to the corporate formation transactions, the Board of Managers of Stripes declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final determination of the tax liability. It was subsequently determined that an additional $1.1 million was required to be distributed in accordance with the Stripes Holdings LLC Agreement related to taxable income allocable to members related to the 2006 final tax return through October 23, 2006. This amount was reflected as a liability and a reduction of additional paid-in capital in the balance sheet as of December 31, 2006, and April 1, 2007, and was distributed in April 2007.

11. Share-Based Compensation

The Company has granted options and restricted, unvested stock under its Stripes Option and 2006 Equity Incentive Plans. Vesting of each grant is generally over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. None of the units are currently exercisable. Following is a summary of options and stock which have been granted under the Company’s plans:

Option or Stock Grant	Units Outstanding at December 31, 2006	Changes during First Quarter 2007		Units Outstanding at April 1, 2007	Option Exercise Price	Earliest Date of Vesting
Options granted Dec. 26, 2005	205,285	—		205,285	$13.92	Dec. 26, 2008
Options granted Oct. 18, 2006	896,992	—		896,992	$16.50	Dec. 21, 2008
Options granted Oct. 18, 2006	126,014	—		126,014	$16.50	Oct. 18, 2009
Unvested stock granted Dec. 21, 2005	118,758	—		118,758	—	Dec. 21, 2008
Unvested stock granted Mar. 27, 2007	—	7,500	(a)	7,500	—	Mar. 27, 2010

(a)	Restricted, unvested stock granted on March 27, 2007, at a fair value per share of $17.92 based on the closing stock price on the grant date.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

The Company adopted SFAS No. 123(R ) at the beginning of fiscal 2006. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Existing stock options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. Information regarding non-cash compensation expense is as follows:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Compensation expense recognized	$113	$675	(a)

(a)	Because the Company accounts for options granted under the Stripes Option Plan using the prospective approach, related compensation cost has not been recognized in the statements of operations as all options granted had an exercise price equal to or greater than the fair value of the underlying units on the date of grant. Had compensation cost for the options been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net loss for the periods presented would have been increased as follows:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Net income (loss), as reported	$(3,947)	$(2,401)
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(27)	(23)

Pro forma net income	$(3,974)	$(2,424)

12. Segment Reporting

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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Three Months Ended April 2, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$85,799	$—	$—	$—	$85,799
Fuel	228,295	381,389	(178,108)	—	431,576
Other	4,955	905	(111)	187	5,936

Total revenue	319,049	382,294	(178,219)	187	523,311
Gross profit:
Merchandise	28,130	—	—	—	28,130
Fuel	9,487	5,242	—	—	14,729
Other	4,957	901	(111)	68	5,815

Total gross profit	$42,574	$6,143	$(111)	$68	$48,674

Selling, general, and administrative	39,360	2,334	(111)	812	42,395
Depreciation, amortization, and accretion	4,427	956	—	262	5,645
Other operating expenses (income)	(4)	—	—	—	(4)

Operating income (loss)	$(1,209)	$2,853	$—	$(1,006)	$638

Gallons	103,210	210,366	(100,555)	—	213,021
Total assets	$272,465	$82,710	$3,888	$16,981	$376,044
Capital expenditures	$10,344	$743	$—	$34	$11,121

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Three Months Ended April 1, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$93,365	$—	$—	$—	$93,365
Fuel	224,685	378,546	(174,116)	—	429,115
Other	5,058	956	(15)	171	6,170

Total revenue	323,108	379,502	(174,131)	171	528,650
Gross profit
Merchandise	29,960	—	—	—	29,960
Fuel	12,106	4,283	—	—	16,389
Other	5,057	956	(15)	48	6,046

Total gross profit	$47,123	$5,239	$(15)	$48	$52,395

Selling, general, and administrative	40,784	1,977	(15)	2,503	45,249
Depreciation, amortization, and accretion	5,376	902	—	224	6,502
Other operating expenses (income)	15	—	—	—	15

Operating income (loss)	$948	$2,360	$—	$(2,679)	$629

Gallons	101,793	212,346	(100,761)	—	213,378
Total assets	$323,547	$84,200	$—	$24,928	$432,675
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$15,834	$1,500	$—	$212	$17,546

13. Earnings Per Share

The Company is presenting earnings per share for the historical periods using the guidance provided in SFAS No. 128, Earnings per Share (EPS). Under SFAS No. 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such options are excluded from the diluted EPS computation.

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation.

Since the Company was organized as a partnership prior to its IPO in October 2006, historical EPS for the quarter ended April 2, 2006 is calculated based on a denominator equal to the number of Stripes Class A common units outstanding, converted to the equivalent number of shares of Company common stock using the IPO exchange ratio.

Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under the Stripes Option Plan and the Class B unvested units, both of which were converted to their post-IPO equivalent, and the new options and restricted shares granted under the 2006 Equity Incentive Plan. (see Note 11)

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except share and per share data):

	Three Months Ended
	April 2, 2006	April 1, 2007
	(dollars in thousands)
Net income available to common shareholders	$(3,947)	$(2,401)

Denominator for basic earnings per share—weighted average number of common shares outstanding during the period	9,230,404	16,705,404
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	—	—

Denominator for diluted earnings per common share	9,230,404	16,705,404

Net income (loss) per share
Per common share—basic	$(0.43)	$(0.14)

Per common share—diluted	$(0.43)	$(0.14)

Options and non-vested restricted shares not included in diluted net income (loss) available to common shareholders because the effect would be anti-dilutive	354,737	1,349,549

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2006. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2006 and 2007 refer to the 13-week periods ended April 2, 2006 and April 1, 2007, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements.” These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings, costs of our store rebranding initiatives, expansion of our foodservice offerings, potential acquisitions, and potential new store openings and dealer locations, are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets, and other wholesale fuel distributors;

•	Changes in economic conditions generally and in the markets we serve;

•	Volatility in crude oil and wholesale motor fuel costs;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Wholesale cost increases of tobacco products, or future legislation or campaigns to discourage smoking;

•	Adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Consumer behavior, travel and tourism trends;

•	Devaluation of the Mexican peso or imposition of restrictions on access of Mexican citizens to the United States;

•	Unfavorable weather conditions;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise, two principal suppliers for gasoline and one principal provider for the transportation of substantially all of our motor fuel;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” in Part II of this document, and those contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change.

However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of April 1, 2007, our retail segment operated 325 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the first three months of 2007, we purchased 213.4 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net income and Adjusted EBITDA for the first quarter 2007 were $528.6 million, $(2.4) million and $7.8 million, respectively, compared to $523.3 million, $(3.9) million and $6.6 million, respectively, for the first quarter 2006. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months, and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

On July 28, 2006, we entered into a new fuel supply agreement with Valero Marketing and Supply Company to supply all of our retail stores and certain wholesale locations that were supplied by CITGO. The agreement expires July 31, 2018, but subsequently provides for automatic one-year renewals unless cancelled by either party upon 365 days notice. In connection with this new supply agreement, during the first quarter of 2007 we completed the rebranding of all of our existing retail stores supplied by CITGO to the Valero or Shamrock brand, or to the Stripes brand. Shamrock and Stripes branded retail locations are also being supplied by Valero under this agreement.

In addition to the fuel rebranding initiative, we also completed the retail store rebranding from Circle K to Stripes during the first quarter of 2007, and are pleased with the results. We paid royalty expense of $3.6 million in fiscal 2006, which is eliminated beginning in the second quarter of 2007.

Key factors influencing operations during the first quarter of 2007 included:

•	The conversion of nearly 100 sites from CITGO to Valero

•	Finalizing the conversion from Circle K to Stripes

•	Unseasonably cool, wet weather during the first half of the quarter

•	Continued success with respect to new store development

•	A $10 per carton cigarette tax increase which occurred on January 1, 2007

•	A significant increase in the price of motor fuel during the quarter

The impact of these factors are explained in more detail throughout this document.

During the first quarter of 2007, we opened two new large-format convenience stores and closed two smaller stores, leaving the total store count at April 1 at 325. We expect to open four additional stores in the second quarter of 2007. An estimated 18 to 22 new retail stores are planned for all of 2007, and substantially all of these stores are expected to include a Laredo Taco Company restaurant. In our wholesale operations, we added six new dealer sites and discontinued two, for a total of 371 dealer sites in operation at the end of the first quarter. We expect to add 25 to 35 new dealer sites for all of 2007.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended
	April 2, 2006	April 1, 2007
Revenues:
Merchandise sales	16.4%	17.7%
Motor fuel sales	82.5	81.2
Service and other revenue	1.1	1.1

Total revenues	100.0	100.0
Cost of sales	90.7	90.1
Gross profit:
Merchandise	5.4	5.7
Motor fuel	2.8	3.1
Service and other gross profit	1.1	1.1

Total gross profit	9.3	9.9

Selling, general and administrative expenses	8.1	8.6

Depreciation, amortization and accretion	1.1	1.2
Other operating expenses	0.0	0.0

Income from operations	0.1	0.1
Interest and other	0.9	0.5

Net income (loss) before tax	(0.8)	(0.4)
Income tax	0.0	0.1

Net income (loss)	(0.8)%	(0.5)%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(dollars and gallons in thousands)
Revenue:
Merchandise sales	$85,799	$93,365
Motor fuel—retail	228,295	224,685
Motor fuel—wholesale	203,281	204,430
Other	5,936	6,170

Total revenue	$523,311	$528,650
Gross profit:
Merchandise	$28,130	$29,960
Motor fuel—retail	9,487	12,106
Motor fuel—wholesale	5,242	4,283
Other	5,815	6,046

Total gross profit	$48,674	$52,395
Adjusted EBITDA (1):
Retail	$3,214	$6,339
Wholesale	3,809	3,262
Other	(452)	(1,796)

Total Adjusted EBITDA	$6,571	$7,805

Retail merchandise margin	32.8%	32.1%
Merchandise same store sales growth	5.0%	4.9%
Average per retail store:
Merchandise sales	$268.7	$288.5
Motor fuel gallons	325.2	317.4
Motor fuel gallons sold:
Retail	103,210	101,793
Wholesale	109,811	111,585
Average retail price of motor fuel	$2.21	$2.21
Motor fuel gross profit cents per gallon:
Retail	9.19 ¢	11.89 ¢
Wholesale	4.77 ¢	3.84 ¢

(1)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses, marketing expenses, management fees and other items) are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Net income	$(3,947)	$(2,401)
Depreciation, amortization, and accretion	5,645	6,502
Interest expense, net	4,747	2,859
Income tax expense	—	260

EBITDA	$6,445	$7,220
Non-cash stock based compensation	113	675
Management fee	198	—
Loss (gain) on disposal of assets	(4)	15
Other miscellaneous	(181)	(105)

Adjusted EBITDA	$6,571	$7,805

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended
	April 2, 2006	April 1, 2007
	(in thousands)
Net cash provided by operating activities	$11,521	$4,577
Changes in operating assets & liabilities	(9,585)	230
Gain on disposal of assets	4	(15)
Non-cash stock based compensation expense	(113)	(675)
Minority interest	(19)	(16)
Fair market value in nonqualifying derivatives	(110)	—
Income taxes	—	260
Interest expense, net	4,747	2,859

EBITDA	$6,445	$7,220
Non-cash stock based compensation	113	675
Management fee	198	—
Gain on disposal of assets	(4)	15
Other miscellaneous	(181)	(105)

Adjusted EBITDA	$6,571	$7,805

The following table presents a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006	April 1, 2007
	(in thousands)
Operating income (loss)	$(1,209)	$948	$2,853	$2,360	$(1,006)	$(2,679)	$638	$629
Depreciation, amortization, and accretion	4,427	5,376	956	902	262	224	5,645	6,502
Other miscellaneous	—	—	—	—	181	105	181	105
Minority interest	—	—	—	—	(19)	(16)	(19)	(16)

EBITDA	3,218	6,324	3,809	3,262	(582)	(2,366)	6,445	7,220
Non-cash stock based compensation	—	—	—	—	113	675	113	675
Management fee	—	—	—	—	198	—	198	—
Loss (gain) on disposal of assets and impairment charge	(4)	15	—	—	—	—	(4)	15
Other operating expenses	—	—	—	—	(181)	(105)	(181)	(105)

Adjusted EBITDA	$3,214	$6,339	$3,809	$3,262	$(452)	$(1,796)	$6,571	$7,805

First Quarter 2007 Compared to First Quarter 2006

The following discussion of results for first quarter 2007 compared to first quarter 2006 compares the 13-week period of operations ended April 1, 2007, of Susser Holdings Corporation, to the 13-week period of operations ended April 2, 2006, of Stripes Holdings LLC. Susser Holdings Corporation became the parent company of Stripes Holdings LLC in October 2006, concurrent with the completion of our initial public offering. There was no impact on our core retail and wholesale operations, and therefore the results of operations for these two periods are comparable.

Total Revenue. Total revenue for first quarter 2007 was $528.6 million, an increase of $5.3 million, or 1.0%, over 2006. The increase in total revenue was driven by an 8.8% increase in merchandise sales, partly offset by a decrease in fuel revenue as further discussed below.

Total Gross Profit. Total gross profit for first quarter 2007 was $52.4 million, an increase of $3.7 million, or 7.6%, over 2006. The increase was primarily attributable to increases in merchandise sales and retail fuel gross profit.

Merchandise Sales and Gross Profit. Merchandise sales were $93.4 million for 2007, a $7.6 million, or 8.8%, increase over 2006. Our performance was due to a 4.9% merchandise same store sales increase, accounting for $4.1 million of the increase, with the balance due to the addition of 16 new retail stores during fiscal 2006. Key categories contributing to the same store sales increase were Laredo Taco Company, cigarettes, beer, and packaged beverages. The increase in cigarette sales dollars was due to a $1 per pack increase in cigarette tax in Texas effective January 1, 2007, which we were generally able to pass through to customers, which results in similar gross profit cents per pack, but reduces the gross margin percentage. Merchandise gross profit was $30.0 million for 2007, a $1.8 million, or 6.5%, increase over 2006, which was driven by the increase in merchandise sales offset by a slight decline in gross profit margin. Merchandise margins were 32.1% in 2007 and 32.8% in 2006. The decline in gross profit margin was largely driven by a 400 basis point decline in cigarette margins due to the effect of the tax increase. Our merchandise margins do not include other income.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $224.7 million, a decrease of 1.6% from 2006, driven by a 1.4% decrease in retail gallons sold. Average gallons per retail site decreased by 2.4%. The volume declines were partly attributable to transition issues as we converted 305 sites from CITGO to Valero fuel brands, as well as unusually wet, cold weather during the first half of the quarter. Retail motor fuel gross profit increased by 27.6% over 2006, as gross profit per gallon was 11.9 cents in 2007 compared to 9.2 cents in 2006.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2007 were $204.4 million, a 0.6% increase over 2006. The increase was attributable to a 1.6% increase in gallons sold offset in part by a decrease of 1.0% in average wholesale motor fuel prices. Wholesale motor fuel gross profit of $4.3 million decreased 18.3% from 2006 as gross profit cents per gallon decreased to 3.8 cents for 2007 from 4.8 cents for 2006. The decrease in gross profit cents per gallon was partly attributable to the sale of the 25 unattended fueling sites in the second quarter 2006. The unattended sites sold in June 2006 contributed 3.4 million gallons and $0.4 million in gross profit during first quarter 2006.

Other Revenue and Gross Profit. Other revenue of $6.2 million for first quarter 2007 increased by 3.9% over 2006. Gross profit associated with other revenue was $6.0 million, an increase of 4.0% over 2006. The retail segment had other revenue of $5.1 million in 2007 compared to $5.0 million in 2006. Retail segment other gross profit was $5.1 million and $5.0 million in 2007 and 2006, respectively, as we record these service revenues on a net basis. The increase over last year was partially driven by an increase in income from ATM (due to a new program which began late in 2006) and prepaid services. The ATM and prepaid services increases were partly offset by the continuing decline in payphone and money order income. Other revenues and related gross profit for the wholesale segment were $1.0 million in 2007 and $0.9 million in 2006.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the first quarter 2007, personnel expense was $18.3 million, an increase of $1.5 million, or 9.2%, over 2006. The increase in personnel expense was primarily attributable to our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require more labor, are growing at a higher rate than our other merchandise sales categories and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For first quarter 2007, general and administrative expenses increased by $1.7 million, or 38.7%, from 2006. The increase was primarily due to additional public company expenses, such as consulting costs for Sarbanes-Oxley compliance, and a $0.6 million increase in non-cash stock based compensation expense over 2006 related to options granted in October 2006.

Other Operating Expenses. Other operating expenses decreased by less than $0.1 million, or 0.4% from 2006. Decreases in credit card and utility costs of approximately $0.4 million each offset increased operating costs of the additional 16 stores.

Rent Expense. Rent expense for first quarter 2007 of $6.0 million was $0.5 million or 8.2% higher than 2006 due primarily to rent expense on seven additional leased stores.

Royalty Expense. Royalty expense for the quarter of less than $0.1 million was down $0.8 million or 92.5% from 2006 due to the conversion from the Circle K brand to our proprietary Stripes brand. We began rebranding our stores to the Stripes brand during the third quarter of 2006, which was completed during the first quarter of 2007. We will no longer incur royalty expense.

Depreciation, Amortization and Accretion. Depreciation and amortization expense for first quarter 2007 of $6.5 million was up $0.9 million or 15.2% from 2006 due to the new stores opened in 2006 and the related effects of finalizing purchase accounting in late 2006 related to the December 2005 recapitalization transactions.

Income from Operations. Income from operations for first quarter 2007 was $0.6 million, compared to $0.6 million for 2006.

Interest Expense, Net. Net interest expense for first quarter 2007 was $2.9 million, a decrease of $1.9 million from 2006. The decrease was due to the redemption of $50 million of the 10 5/8% senior notes in November 2006.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax for first quarter 2007 was $0.3 million, which was attributed to the state margin tax. There was no tax expense in first quarter 2006. See Note 9 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income or Loss. We recorded a net loss for the first quarter 2007 of $2.4 million, compared to a net loss of $3.9 million for 2006. The improvement is primarily due to the changes in operating income, interest expense and income tax, as discussed above.

Adjusted EBITDA. Adjusted EBITDA for first quarter 2007 was $7.8 million, an increase of $1.2 million, or 18.8%, compared to 2006. The increase is primarily due to the increase in income from operations offset by the additional $1.7 million in general and administrative expenses and $1.5 million in increased personnel expenses. Retail segment Adjusted EBITDA of $6.3 million increased by $3.1 million, or 97.2% compared to 2006, primarily due increase in fuel and merchandise margins. Wholesale segment Adjusted EBITDA of $3.3 million decreased by $0.5 million, or 14.4%, from 2006 primarily due to the decrease in motor fuel gross profit.

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and other financing transactions, to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; and (iii) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.

Cash flows from operations were $11.5 million and $4.6 million for the first three months of 2006 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $20.0 million of cash and cash equivalents on hand at April 1, 2007 compared to $6.6 million at April 2, 2006, and $32.9 million at December 31, 2006.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $11.1 million and $17.5 million during the first quarter of 2006 and 2007, respectively. During first quarter 2007, we opened 2 new retail stores and closed 2 retail stores, leaving our store count at 325 as of April 1, 2007. We have opened 1 additional retail store and closed 1 retail store since the end of the first quarter and currently have another 7 under construction. We expect to open a total of 18 to 22 new retail stores during 2007. During fiscal 2007, we plan to invest approximately $40 to $60 million (net of approximately $20 to $40 million of lease financing) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility and additional lease financing.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended December 31, 2006	Three Months Ended April 1, 2007
Retail stores:
Number at beginning of period	319	325
New stores	16	2
Closed stores	(10)	(2)

Number at end of period	325	325

Wholesale dealer locations:
Number at beginning of period	346	367
New locations	30	6
Closed locations	(9)	(2)

Number at end of period	367	371

We completed our rebranding initiative, in which we converted our stores from the Circle K brand to the Stripes brand, during the first quarter of 2007. We spent approximately $8.7 million on this initiative, of which $4.5 million was spent in 2006 and $4.2 million in 2007. To support our Stripes brand, during 2006 we increased our annual marketing expense by approximately $0.8 million. We paid $3.6 million in royalty expense for the use of the Circle K brand for the twelve months ended December 31, 2006. Royalty expense for the first quarter of 2007 was $66 thousand as we completed the rebranding, and is eliminated beginning the second quarter of 2007.

We also completed our fuel island rebranding project during the first quarter of 2007, in which we replaced CITGO supply of motor fuel with Valero at approximately 305 retail stores, in addition to some of our wholesale supply sites. We were responsible for the capital cost of rebranding each location, which totaled $12.2 million. We spent $8.1 million during 2006 and the balance during 2007.

Cash Flows from Financing Activities. At April 1, 2007, our outstanding long-term debt was $120.0 million. We did not enter into any significant new financing activities during the first quarter of 2007.

Revolving Credit Facility. At December 31, 2006 and April 1, 2007, we had no outstanding draws under our $50.0 million revolving credit facility. Letters of credit amounted to $3.1 million, resulting in approximately $46.9 million of available borrowing capacity. We are currently in compliance with all of the covenants related to this facility.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation sold $170.0 million of 10 5/8% senior unsecured notes due December 15, 2013. Interest on the senior notes is due on June 15 and December 15 of each year.

We used a portion of the proceeds from our October 24, 2006 initial public offering to redeem $50.0 million of the Senior Notes, plus accrued and unpaid interest of $2.3 million and premium of $5.3 million. The redemption was completed on November 24, 2006. On September 18, 2006, the Company filed a registration statement with respect to an offer to exchange each of the Senior Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest). The registration was declared effective on December 21, 2006 and the exchange offer was completed on January 18, 2007. We are currently in compliance with all of the covenants in the indenture.

Properties. We completed a sale/leaseback of 74 properties in December 2005 and five properties in December 2006. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 31, 2006	April 1, 2007
Operating sites—fee owned:
Retail	119	116
Wholesale	41	43

Total fee owned	160	159
Operating sites—leased:
Retail	206	209
Wholesale	14	14

Total leased	220	223
Office locations—fee owned	6	6
Properties currently being developed	5	4
Properties held for future development	4	4
Surplus properties for sale	27	31

We own the headquarters facility of our retail segment, which consists of approximately 27,000 square feet of office space located in Corpus Christi. We also own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet in Houston and the headquarters of APT, which consists of approximately 25,000 square feet of office and warehouse space in Corpus Christi.

Long Term Liquidity. In addition to the financing completed in the December 2005 transactions and our initial public offering, we expect that our cash flows from operations, lease financings and revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. In addition, any of the items discussed in detail (or referred to) under “Item 1A. Risk Factors” of Part II of this document may also significantly impact our liquidity.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last nine quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2005						2006						2007
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter (a)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter	First Quarter
	(dollars and gallons in thousands)
Merchandise sales	$76,206	$85,918		$86,686		$80,720	$85,799	$94,713		$96,141		$88,690	$93,365
Motor fuel sales:
Retail	165,983	191,012		215,257		208,189	228,295	271,024		253,300		200,385	224,685
Wholesale	149,662	179,274		221,155		214,668	203,281	277,453		250,184		192,719	204,430
Other income	5,498	5,495		5,033		5,508	5,936	5,968		5,479		5,792	6,170

Total revenue	397,349	461,699		528,131		509,085	523,311	649,158		605,104		487,586	528,650
Merchandise gross profit	24,190	28,659		27,934		25,667	28,130	31,417		30,978		28,567	29,960
Merchandise gross profit percentage	31.7%	33.4%		32.2%		31.8%	32.8%	33.2%		32.2%		32.2%	32.1%
Motor fuel gross profit:
Retail	$7,897	$12,330		$15,781		$13, 915	$9,487	$15,520		$20,225		$8,686	$12,106
Wholesale	3,877	5,301		6,804		8,303	5,242	6,988		7,780		5,004	4,283
Other gross profit	5,365	5,362		4,917		5,273	5,815	5,756		5,341		5,842	6,046
Total gross profit	41,329	51,652		55,436		53,158	48,674	59,681		64,324		48,099	52,395
Income from operations	1,648	9,532		9,035		(13,788)	638	8,515		11,938		(2,570)	629
Income before tax	(1,801)	5,789		6,520		(31,149)	(3,947)	3,760		7,360		(10,871)	(2,141)
Income tax expense	—	—		—		—	—	—		—		(48)	(260)

Net income	$(1,801)	$5,788		$6,520		$(31,149)	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)

Fuel gallons:
Retail	90,680	94,304		88,728		94,229	103,210	101,109		96,249		94,770	101,793
Wholesale	105,561	110,018		110,934		115,030	109,811	117,863		112,944		110,355	111,585
Motor fuel margin (cents per gallon):
Retail (b)	8.71 ¢	13.08	¢	17.81	¢	14.77 ¢	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢
Wholesale	3.67 ¢	4.82	¢	6.12	¢	7.22 ¢	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢

(a)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 transactions.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

Summary of Significant Accounting Policies

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumption. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have a $50.0 million revolving credit facility which bears interest at variable rates. At April 1, 2006, we had no outstanding draws on our revolver.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest rate swaps in place at December 31, 2006, or April 1, 2007.

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

Item 4. Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2007, our disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of our 2007 fiscal year. The evidence of such compliance is due no later than the time we file our annual report on Form 10-K for 2007. We believe adequate resources and expertise, both internal and external, have been put in place to meet this requirement.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider the risks described in our annual report , as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 16, 2007	SUSSER HOLDINGS CORPORATION

	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

†	Filed herewith.