Form 10-Q
period 2007-07-01
Susser Holdings CORP
filed 2007-08-15
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes     ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	16,831,662 SHARES
(Class)	(Outstanding at August 15, 2007)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 31, 2006	July 1, 2007
	audited	unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,938	$19,550
Accounts receivable, net of allowance for doubtful accounts of $1,179 at December 31, 2006 and $1,048 at July 1, 2007	44,084	54,554
Inventories, net	37,296	43,205
Assets held for sale	518	518
Other current assets	1,884	2,383

Total current assets	116,720	120,210

Property and equipment, net	232,454	249,640

Other assets:
Goodwill	44,762	44,762
Intangible assets, net	17,492	16,061
Other noncurrent assets	10,899	11,457

Total other assets	73,153	72,280

Total assets	$422,327	$442,130

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$84,838	$98,676
Accrued expenses and other current liabilities	20,711	21,188

Total current liabilities	105,549	119,864

Long-term debt	120,000	120,000
Deferred gain, long-term portion	27,060	26,373
Other noncurrent liabilities	7,918	8,833

Total long-term liabilities	154,978	155,206

Minority interests in consolidated subsidiaries	630	658

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 16,824,162 issued and outstanding as of December 31, 2006, 16,831,662 issued and outstanding as of July 1, 2007	168	168
Additional paid-in capital	166,398	167,757
Retained earnings (deficit)	(5,396)	(1,523)

Total shareholders’ equity	161,170	166,402

Total liabilities and shareholders’ equity	$422,327	$442,130

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$94,713	$105,925	$180,512	$199,290
Motor fuel sales	548,477	580,580	980,053	1,009,695
Other income	5,968	6,290	11,904	12,460

Total revenues	649,158	692,795	1,172,469	1,221,445

Cost of sales:
Merchandise	63,296	71,882	120,965	135,287
Motor fuel	525,969	555,891	942,816	968,617
Other	212	459	333	583

Total cost of sales	589,477	628,232	1,064,114	1,104,487

Gross profit	59,681	64,563	108,355	116,958

Operating expenses:
Personnel	17,637	19,649	34,358	37,903
General and administrative	4,928	6,023	9,416	12,248
Other operating	16,463	16,762	31,212	31,452
Rent	5,527	6,106	11,084	12,120
Royalties	971	–	1,851	66
Gain on disposal of assets and impairment charge	(273)	(207)	(277)	(192)
Depreciation, amortization, and accretion	5,913	6,983	11,558	13,485

Total operating expenses	51,166	55,316	99,202	107,082

Income from operations	8,515	9,247	9,153	9,876

Other income (expense):
Interest expense	(4,671)	(2,927)	(9,418)	(5,786)
Other miscellaneous	(70)	91	111	196

Total other income (expense)	(4,741)	(2,836)	(9,307)	(5,590)

Minority interest in income (loss) of consolidated subsidiaries	(14)	(17)	(33)	(33)

Net income (loss) before income taxes	$3,760	$6,394	$(187)	$4,253
Income tax expense	–	(120)	–	(380)

Net income (loss)	$3,760	$6,274	$(187)	$3,873

Net income (loss) per share:
Basic	$0.41	$0.38	$(0.02)	$0.23
Diluted	$0.40	$0.37	$(0.02)	$0.23

Weighted average shares outstanding:
Basic	9,230,404	16,705,404	9,230,404	16,705,404
Diluted	9,293,964	16,766,204	9,230,404	16,769,925

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	July 2, 2006	July 1, 2007
	(in thousands)
Cash flows from operating activities
Net Income (loss)	$(187)	$3,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,558	13,485
Gain on disposal of assets and impairment charge	(277)	(192)
Noncash stock-based compensation	226	1,359
Minority interest	26	28
Fair market value in nonqualifying derivatives	(68)	—
Changes in operating assets and liabilities:
Receivables	(13,069)	(10,470)
Inventories	(4,545)	(5,909)
Prepaid expenses and other current assets	384	(499)
Intangible assets	(462)	(161)
Other noncurrent assets	(254)	120
Accounts payable	23,584	13,837
Accrued liabilities	658	477
Other noncurrent liabilities	(202)	86

Net cash provided by operating activities	17,372	16,034

Cash flows from investing activities
Purchases of property and equipment	(20,881)	(35,764)
Proceeds from disposal of property and equipment	3,927	6,620

Net cash used in investing activities	(16,954)	(29,144)

Cash flows from financing activities
Change in notes receivable	(341)	(278)
Revolving line of credit, net	5,150	—

Net cash provided by (used in) financing activities	4,809	(278)

Net increase (decrease) in cash	5,227	(13,388)
Cash and cash equivalents at beginning of year	4,116	32,938

Cash and cash equivalents at end of period	$9,343	$19,550

See accompanying notes.

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1.	Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (Susser or the Company), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO) (see Note 10). Susser Holdings Corporation became, immediately prior to the IPO, the holding company of Stripes Holdings LLC, which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to convenience stores since 1988.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•

Stripes LLC (Stripes), a Texas Limited Liability Company, operates convenience stores located primarily in Texas and Southern Oklahoma. Effective June 30, 2007, SSP Partners, a Texas general partnership, and several other subsidiaries of Susser merged into S Interests Management Company, LLC. S Interests Management Company, L.L.C. survived the merger and changed its name to Stripes LLC. All assets and liabilities of each entity party to the merger were allocated to and vested in Stripes LLC. Stripes is a wholly owned subsidiary of Susser Holdings, L.L.C.

•

Susser Petroleum Company LLC (SPC), a Texas Limited Liability Company, distributes motor fuels in Texas and Oklahoma. Effective June 30, 2007, Susser Petroleum Company, LP, a Texas limited partnership, merged into Susser Petroleum Management Company, LLC. Susser Petroleum Management Company, LLC survived the merger and changed its name to Susser Petroleum Company LLC. All assets and liabilities of each entity party to the merger were allocated to and vested in Susser Petroleum Company LLC. SPC is a wholly owned subsidiary of Stripes.

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (APT), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $120 million of senior notes outstanding at July 1, 2007, but do not conduct any operations (see Note 6). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes’ retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2006 refer to the 52-week period ended December 31, 2006. All references to the second quarter of 2006 and 2007 refer to the 13-week periods ended July 2, 2006 and July 1, 2007, respectively. All references to the first half of 2006 and 2007 refer to the 26-week periods ended July 2, 2006 and July 1, 2007, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at July 1, 2007 and for the three and six months ended July 2, 2006 and July 1, 2007 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Our results of operations for the three and six months ended July 2, 2006 and July 1, 2007 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, on our financial statements.

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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

3.	Inventories

Inventories consisted of the following:

	December 31, 2006	July 1, 2007
	(in thousands)
Merchandise	$22,490	$25,067
Fuel	11,670	15,049
Lottery	1,504	1,294
Maintenance spare parts and equipment	2,193	2,146
Less allowance for inventory shortage and obsolescence	(561)	(351)

Total	$37,296	$43,205

4.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31, 2006	July 1, 2007
	(in thousands)
Land	$92,644	$96,404
Buildings and leasehold improvements	71,933	71,543
Equipment	72,100	77,442
Construction in progress	15,533	35,280

	252,210	280,669
Less accumulated depreciation	19,756	31,029

Total	$232,454	$249,640

5.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets consist of supply agreements, favorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets at December 31, 2006 and July 1, 2007:

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

	December 31, 2006			July 1, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,970	$779	$4,191	$4,966	$1,162	$3,804
Favorable lease arrangements, net	6,053	1,530	4,523	6,053	2,239	3,814
Loan origination costs	5,594	816	4,778	5,820	1,227	4,593
Trade name	4,245	283	3,962	4,245	424	3,821
Other	200	162	38	200	171	29

Total	$21,062	$3,570	$17,492	$21,284	$5,223	$16,061

6.	Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2006	July 1, 2007
	(in thousands)
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$—	$—
10 5/8% senior unsecured notes due 2013	120,000	120,000

Total long-term debt	$120,000	$120,000

Revolving Credit Agreement

In December 2005, Susser Holdings, L.L.C. and Stripes entered into a five-year revolving credit facility (the Revolver) in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. The Company and each of its existing and future domestic subsidiaries, with the exception of one non wholly-owned subsidiary, are guarantors of the Revolver. The loans are secured by a perfected first priority security interest in inventory, accounts receivable, and certain ownership interests.

At July 1, 2007, our borrowing base was sufficient to support the $50.0 million availability under the Revolver, under which no borrowings were outstanding and letters of credit commitments were $2.8 million, leaving approximately $47.2 million of availability. The interest rates under the Revolver are calculated at our option at either a prime rate or a LIBOR rate plus, in each case, a margin. As of July 1, 2007, the interest on the Revolver was 8.75%. As of July 1, 2007, the Company was in compliance with all covenants required by the Revolver.

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

The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non-wholly-owned subsidiary. The Senior Notes rank equally in right of payment to all existing and future unsecured senior debt and senior in right of payment to existing and future senior subordinated and subordinated debt. The Senior Notes are effectively

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

subordinated to existing and future secured debt, including the revolving credit facility, to the extent of the value of the assets securing such debt. Issuance costs of this debt of $5.1 million related to the outstanding Senior Notes were charged to intangible assets and are being amortized over the life of the Senior Notes.

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions.

Derivative Financial Instruments

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, the Company entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of December 29, 2006. On a semiannual basis, the Company settled with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount of $25.0 million for that period. Net proceeds received and the change in value of the swap were recorded as a reduction to or increase in interest expense. The swap terminated at maturity and no positions were outstanding at December 31, 2006, or July 1, 2007.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. We had no positions outstanding at December 31, 2006, or July 1, 2007. Hedging results for the three and six months ended July 1, 2007 increased fuel gross profit by $0.1 million and $0.2 million, respectively.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(in thousands)
Cash Rent:
Store base rent	$5,492	$5,993	$11,040	$11,897
Equipment rent	116	74	220	163
Contingent rent	49	38	86	66

Total cash rent	$5,657	$6,105	$11,346	$12,126

Non-cash rent:
Straight-line rent	242	378	481	746
Amortization of deferred gain from sale leaseback	(372)	(377)	(743)	(752)

Net rent expense	$5,527	$6,106	$11,084	$12,120

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Letters of Credit

The Company was contingently liable for $2.8 million related to irrevocable letters of credit required by various insurers and suppliers at July 1, 2007.

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

The Company is currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. The Company accrues for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, the Company has recorded estimated undiscounted liabilities for these sites totaling $1.8 million which is classified as accrued expenses and other current liabilities as of December 31, 2006 and July 1, 2007. As of July 1, 2007, approximately $1.0 million of the total accrued environmental liability is for the investigation and remediation of contamination at 27 sites which qualify for reimbursement under state funds, as further discussed below. The remaining $0.8 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 33 additional sites. There are also 30 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites.

Under state reimbursement programs, the Company is eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, the Company has recorded a net receivable of $2.6 million and $2.5 million for the estimated probable state reimbursements, which are included in current receivables as of December 31, 2006 and July 1, 2007, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration which House Bill (HB) 3554, passed in June 2007, extended for another four years until August 2012. It postponed the transfer of responsible party lead remediation to State lead remediation to August 31, 2011, previously set to occur on August 31, 2007. This bill also reduced the loading fee tax that generates money for the fund. This move is not expected to create a short-fall in the fund balance since no new cases are being covered and old cases are being closed out.

Self-Insurance

The Company is partially self-insured for its general liability and employee health insurance. The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. The Company is a nonsubscriber under Texas Workers’ Compensation Act and maintains an ERISA-based employee injury plan, which is partially self insured. As of July 1, 2007, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.5 million and $4.6 million as of December 31, 2006 and July 1, 2007, respectively, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Refiner Rebates

The Company receives refiner rebates and other incentive payments from a number of its fuel suppliers. A portion of the refiner rebates may be passed on to the Company’s wholesale branded dealers under the same terms as required by its fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if the Company (or its branded dealers) elects to discontinue selling the specified brand of fuel at certain locations. As of July 1, 2007, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $7.9 million. Of this amount, approximately $5.2 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. The Company has $2.8 million recorded on the balance sheet as of July 1, 2007, of which $0.3 million is included in accrued expenses and other current liabilities and $2.5 million is included in other noncurrent liabilities.

8.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(in thousands)
Interest expense	$5,065	$3,281	$9,766	$6,560
Fair market value change in derivatives	(178)	—	(68)	—
Capitalized interest	(163)	(94)	(185)	(201)

Total interest expense	$4,724	$3,187	$9,513	$6,359
Cash interest income	53	260	95	573

Interest expense, net	$4,671	$2,927	$9,418	$5,786

9.	Income Tax

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

At the inception of our taxable status as a “C” corporation, we recorded a cumulative net deferred tax asset of less than $0.1 million, which was net of a valuation allowance of $9.7 million. For the six months ended July 1, 2007, we considered our historical taxable income and our estimates of future taxable income and recorded a decrease in the valuation allowance. We will evaluate this allowance in the future if new circumstances indicate that the realization of a greater portion or the full deferred tax assets is more likely than not. Any federal tax effect of taxable income during 2007 will be offset by an equivalent release from the valuation allowance, thereby resulting in an expected federal effective tax rate of zero for 2007. In the first half of 2007 we recorded a Texas margin tax liability of $0.4 million. Effective June 30, 2007, we restructured several of our wholly-owned subsidiaries (see Note 1) which results in the margin tax for 2007 being effective for the new companies beginning July 1, 2007.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the quarter and six months ended July 1, 2006 is as follows:

	Three Months Ended July 1, 2007	Six Months Ended July 1, 2007
	(in thousands)
Tax at statutory federal rate	$2,238	$1,488
State and local tax, net of federal benefit	78	247
Decrease in valuation allowance	(2,205)	(1,378)
Other	9	23

Tax expense per financial statement	$120	$380

10.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. The Company received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. In connection with the Susser corporate formation transactions, units of Stripes Holdings LLC were converted into equivalent shares of Susser Holdings Corporation common stock. All outstanding options to purchase units of Stripes Holdings LLC were also converted into options to purchase shares of Susser common stock on an equivalent basis and exercise price.

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 16,824,162 and 16,831,662 were issued and outstanding as of December 31, 2006, and July 1, 2007, respectively, including unvested shares of 118,758 and 126,258, respectively. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. In addition to the converted options described above, concurrent with the IPO, the Company granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $l6.50 per share. At July 1, 2007, 1,192,821 options were outstanding, none of which were exercisable. (see Note 11)

Immediately prior to the corporate formation transactions, the Board of Managers of Stripes Holdings LLC declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final determination of the tax liability. It was subsequently determined that an additional $1.1 million was required to be distributed in accordance with the Stripes Holdings LLC Agreement related to taxable income allocable to members related to the 2006 final tax return through October 23, 2006. This amount was reflected as a liability and a reduction of additional paid-in capital in the balance sheet as of December 31, 2006, and was distributed in April 2007.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

11.	Share-Based Compensation

The Company has granted options and restricted, unvested stock under its 2006 Equity Incentive Plan. Vesting of each grant is generally over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. None of the units are currently exercisable. Following is a summary of options and stock which have been granted under the Company’s plans:

Option or Stock Grant	Units Outstanding at April 1, 2007	Changes during Second Quarter 2007		Units Outstanding at July 1, 2007	Option Exercise Price	Earliest Date of Vesting
Options granted Dec. 26, 2005	205,285	(22,699	)(a)	182,586	$13.92	Dec. 26, 2008
Options granted Oct. 18, 2006	896,992	(12,771	)(a)	884,221	$16.50	Dec. 21, 2008
Options granted Oct. 18, 2006	126,014	—		126,014	$16.50	Oct. 18, 2009
Unvested stock granted Dec. 21, 2005	118,758	—		118,758	—	Dec. 21, 2008
Unvested stock granted Mar. 27, 2007	7,500	—		7,500	—	Mar. 27, 2010

(a)	Forfeitures of unexercised options

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

	Three Months Ended		Six Months Ended
	(in thousands)
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Compensation expense recognized (a)	$113	$684	$226	$1,359

(a)	Because the Company accounts for options granted during 2005 as a private company using the prospective approach, related compensation cost has not been recognized in the statements of operations as all options granted had an exercise price equal to or greater than the fair value of the underlying units on the date of grant. Had compensation cost for the options been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(in thousands)
Net income (loss), as reported	$3,760	$6,274	$(187)	$3,873
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(27)	(8)	(54)	(31)

Pro forma net income	$3,733	$6,266	$(241)	$3,842

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

12.	Segment Reporting

The Company operates its business in two primary segments. The retail segment, Stripes, operates retail convenience stores in Texas and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC (a subsidiary of Stripes), purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended July 2, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$94,713	$—	$—	$—	$94,713
Fuel	271,024	499,626	(222,173)	—	548,477
Other	4,775	1,045	(110)	258	5,968

Total revenue	370,512	500,671	(222,283)	258	649,158
Gross profit:
Merchandise	31,417	—	—	—	31,417
Fuel	15,520	6,988	—	—	22,508
Other	4,774	1,045	(110)	47	5,756

Total gross profit	51,711	8,033	(110)	47	59,681

Selling, general, and administrative	42,206	2,562	(110)	868	45,526
Depreciation, amortization, and accretion	3,859	1,760	—	294	5,913
Other operating expenses (income)	(263)	(10)	—	—	(273)

Operating income (loss)	$5,909	$3,721	$—	$(1,115)	$8,515

Gallons	101,109	218,565	(100,702)	—	218,972
Total assets	$275,850	$101,681	$3,714	$9,556	$390,801
Capital expenditures	$9,188	$561	$—	$11	$9,760

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Three Months Ended July 1, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$105,925	$—	$—	$—	$105,925
Fuel	297,751	524,133	(241,304)	—	580,580
Other	4,976	938	(15)	391	6,290

Total revenue	408,652	525,071	(241,319)	391	692,795
Gross profit:
Merchandise	34,043	—	—	—	34,043
Fuel	18,352	6,337	—	—	24,689
Other	4,977	938	(15)	(69)	5,831

Total gross profit	57,372	7,275	(15)	(69)	64,563

Selling, general, and administrative	44,368	2,254	(15)	1,933	48,540
Depreciation, amortization, and accretion	5,585	1,135	—	263	6,983
Other operating expenses (income)	(219)	—	—	12	(207)

Operating income (loss)	$7,638	$3,886	$—	$(2,277)	$9,247

Gallons	106,624	224,298	(105,616)	—	225,306
Total assets	$326,782	$87,184	$—	$28,164	$442,130
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$15,187	$2,537	$—	$494	$18,218

Segment Financial Data for the Six Months Ended July 2, 2006 (dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$180,512	$—	$—	$—	$180,512
Fuel	499,319	881,015	(400,281)	—	980,053
Other	9,730	1,950	(221)	445	11,904

Total revenue	689,561	882,965	(400,502)	445	1,172,469
Gross profit
Merchandise	59,547	—	—	—	59,547
Fuel	25,007	12,230	—	—	37,237
Other	9,731	1,948	(221)	113	11,571

Total gross profit	94,285	14,178	(221)	113	108,355

Selling, general, and administrative	81,566	4,896	(221)	1,680	87,921
Depreciation, amortization, and accretion	8,286	2,716	—	556	11,558
Other operating expenses (income)	(267)	(10)	—	—	(277)

Operating income (loss)	$4,700	$6,576	$—	$(2,123)	$9,153

Gallons	204,319	428,932	(201,258)	—	431,993
Total assets	$275,850	$101,681	$3,714	$9,556	$390,801
Capital expenditures	$19,532	$1,304	$—	$45	$20,881

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Six Months Ended July 1, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$199,290	$—	$—	$—	$199,290
Fuel	522,436	902,679	(415,420)	—	1,009,695
Other	10,034	1,894	(30)	562	12,460

Total revenue	731,760	904,573	(415,450)	562	1,221,445
Gross profit
Merchandise	64,003	—	—	—	64,003
Fuel	30,458	10,620	—	—	41,078
Other	10,034	1,894	(30)	(21)	11,877

Total gross profit	104,495	12,514	(30)	(21)	116,958

Selling, general, and administrative	85,152	4,231	(30)	4,436	93,789
Depreciation, amortization, and accretion	10,961	2,037	—	487	13,485
Other operating expenses (income)	(204)	—	—	12	(192)

Operating income (loss)	$8,586	$6,246	$—	$(4,956)	$9,876

Gallons	208,417	436,644	(206,377)	—	438,684
Total assets	$326,782	$87,184	$—	$28,164	$442,130
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$31,021	$4,037	$—	$706	$35,764

13.	Earnings Per Share

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

Since the Company was organized as a partnership prior to its IPO in October 2006, historical EPS for the three and six months ended July 2, 2006 is calculated based on a denominator equal to the number of Stripes Holdings LLC Class A common units outstanding, converted to the equivalent number of shares of Company common stock using the IPO exchange ratio.

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

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(dollars in thousands)
Net income available to common shareholders	$3,760	$6,274	$(187)	$3,873

Denominator for basic earnings per share—weighted average number of common shares outstanding during the period	9,230,404	16,705,404	9,230,404	16,705,404
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	63,560	60,800	—	64,521

Denominator for diluted earnings per common share	9,293,964	16,766,204	9,230,404	16,769,925

Net income (loss) per share
Per common share – basic	$0.41	$0.38	$(0.02)	$0.23

Per common share – diluted	$0.40	$0.37	$(0.02)	$0.23

Options and non-vested restricted shares not included in diluted net income (loss) available to common shareholders because the effect would be anti-dilutive	—	1,021,992	350,171	1,023,749

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2006. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter of 2006 and 2007 refer to the 13-week periods ended July 2, 2006 and July 1, 2007, respectively. All references to the first half of 2006 and 2007 refer to the 26-week periods ended July 2, 2006 and July 1, 2007, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of July 1, 2007, our retail segment operated 329 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the three and six months ended July 1, 2007, we purchased 225.3 million and 438.7 gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net income and Adjusted EBITDA for the second quarter 2007 were $692.8 million, $6.3 million and $16.7 million, respectively, compared to $649.2 million, $3.8 million and $14.4 million, respectively, for the second quarter 2006. Our total revenues, net income (loss) and Adjusted EBITDA for the first half 2007 were $1,221.4 million, $3.9 million and $24.5 million, respectively, compared to $1,172.5 million, $(0.2) million and $21.0 million, respectively, for the first half 2006. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months, and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

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

Key factors influencing operations during the first half of 2007 included:

•	The conversion of nearly 100 sites from CITGO to Valero

•	Finalizing the conversion from Circle K to Stripes

•	Unseasonably cool, wet weather during the early part of the year

•	Continued success with respect to new store development

•	A $10 per carton cigarette tax increase in Texas which occurred on January 1, 2007 and a $1.00 increase in manufacturer’s cost which occurred in December 2006

•	A significant increase in the price of motor fuel during the period

The impact of these factors are explained in more detail throughout this document.

During the second quarter of 2007, we opened five new large-format convenience stores and closed one smaller store, bringing the total store count at July 1 to 329. We have opened a total of eight new stores this year, including one in August, and currently have another seven under construction. An estimated 18 to 22 new retail stores are planned for all of 2007, and substantially all of these stores are expected to include a Laredo Taco Company restaurant. In our wholesale operations, we added six new dealer sites and discontinued three during the second quarter, for a total of 374 dealer sites in operation at the end of the second quarter. We expect to add 25 to 35 new dealer sites for all of 2007.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Revenues:
Merchandise sales	14.6%	15.3%	15.4%	16.3%
Motor fuel sales	84.5	83.8	83.6	82.7
Service and other revenue	0.9	0.9	1.0	1.0

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	90.8	90.7	90.8	90.4
Gross profit:
Merchandise	4.8	4.9	5.1	5.2
Motor fuel	3.5	3.6	3.2	3.4
Service and other gross profit	0.9	0.8	0.9	1.0

Total gross profit	9.2	9.3	9.2	9.6

Selling, general and administrative expenses	7.0	7.0	7.4	7.7
Depreciation, amortization and accretion	0.9	1.0	1.0	1.1
Other operating expenses	0.0	0.0	0.0	0.0

Income from operations	1.3	1.3	0.8	0.8
Interest and other	0.7	0.4	0.8	0.5

Net income (loss) before tax	0.6	0.9	(0.0)	0.3

Income tax	0.0	0.0	0.0	0.0

Net income (loss)	0.6%	0.9%	(0.0)%	0.3%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(dollars and gallons in thousands)
Revenue:
Merchandise sales	$94,713	$105,925	$180,512	$199,290
Motor fuel—retail	271,024	297,751	499,319	522,436
Motor fuel—wholesale	277,453	282,829	480,734	487,259
Other	5,968	6,290	11,904	12,460

Total revenue	$649,158	$692,795	$1,172,469	$1,221,445
Gross profit:
Merchandise	$31,417	$34,043	$59,547	$64,003
Motor fuel—retail	15,520	18,352	25,007	30,458
Motor fuel—wholesale	6,988	6,337	12,230	10,620
Other	5,756	5,831	11,571	11,877

Total gross profit	$59,681	$64,563	$108,355	$116,958
Adjusted EBITDA (1):
Retail	$9,505	$13,004	$12,719	$19,343
Wholesale	5,473	5,021	9,282	8,283
Other	(549)	(1,335)	(1,001)	(3,131)

Total Adjusted EBITDA	$14,429	$16,690	$21,000	$24,495

Retail merchandise margin	33.2%	32.1%	33.0%	32.1%
Merchandise same store sales growth	4.8%	6.4%	4.9%	5.7%
Average per retail store:
Merchandise sales	$298.5	$325.6	$567.1	$614.1
Motor fuel gallons	320.6	330.8	645.9	648.3
Motor fuel gallons sold:
Retail	101,109	106,624	204,318	208,417
Wholesale	117,863	118,682	227,674	230,267
Average retail price of motor fuel	$2.68	$2.79	$2.44	$2.51
Motor fuel gross profit cents per gallon:
Retail	15.35 ¢	17.21 ¢	12.24 ¢	14.61 ¢
Wholesale	5.93 ¢	5.34 ¢	5.37 ¢	4.61 ¢

(1)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses, marketing expenses, management fees and other items) are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance because:

•

it is used as a performance and liquidity measure under our subsidiaries’ revolving credit facility and the indenture governing our senior notes, including for purposes of determining whether they have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
		(in thousands)
Net income	$3,760	$6,274	$(187)	$3,873
Depreciation, amortization, and accretion	5,913	6,983	11,558	13,485
Interest expense, net	4,671	2,927	9,418	5,786
Income tax expense	—	120	—	380

EBITDA	$14,344	$16,304	$20,789	$23,524

Non-cash stock based compensation	113	684	226	1,359
Management fee	175	—	373	—
Gain on disposal of assets	(273)	(207)	(277)	(192)
Other miscellaneous	70	(91)	(111)	(196)

Adjusted EBITDA	$14,429	$16,690	$21,000	$24,495

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended
	July 2, 2006	July 1, 2007
	(in thousands)
Net cash provided by operating activities	$17,372	$16,034
Changes in operating assets & liabilities	(6,094)	2,519
Gain on disposal of assets	277	192
Non-cash stock based compensation expense	(226)	(1,359)
Minority interest	(26)	(28)
Fair market value in nonqualifying derivatives	68	—
Income taxes	—	380
Interest expense, net	9,418	5,786

EBITDA	$20,789	$23,524
Non-cash stock based compensation	226	1,359
Management fee	373	—
Gain on disposal of assets	(277)	(192)
Other miscellaneous	(111)	(196)

Adjusted EBITDA	$21,000	$24,495

The following table presents a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment Six Months Ended		Wholesale Segment Six Months Ended		All Other Six Months Ended		Total Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(in thousands)
Operating income (loss)	$4,700	$8,586	$6,576	$6,246	$(2,123)	$(4,956)	$9,153	$9,876
Depreciation, amortization, and accretion	8,286	10,961	2,716	2,037	556	487	11,558	13,485
Other miscellaneous	—	—	—	—	111	196	111	196
Minority interest	—	—	—	—	(33)	(33)	(33)	(33)

EBITDA	12,986	19,547	9,292	8,283	(1,489)	(4,306)	20,789	23,524
Non-cash stock based compensation	—	—	—	—	226	1,359	226	1,359
Management fee	—	—	—	—	373	—	373	—

Loss (gain) on disposal of assets and impairment charge	(267)	(204)	(10)	—	—	12	(277)	(192)
Other operating expenses	—	—	—	—	(111)	(196)	(111)	(196)

Adjusted EBITDA	$12,719	$19,343	$9,282	$8,283	$(1,001)	$(3,131)	$21,000	$24,495

Second Quarter 2007 Compared to Second Quarter 2006

The following discussion of results for second quarter 2007 compared to second quarter 2006 compares the 13-week period of operations ended July 1, 2007, of Susser Holdings Corporation, to the 13-week period of operations ended July 2, 2006, of Stripes Holdings LLC. Susser Holdings Corporation became the parent company of Stripes Holdings LLC in October 2006, concurrent with the completion of our initial public offering. There was no impact on our core retail and wholesale operations, and therefore the results of operations for these two periods are comparable.

Total Revenue. Total revenue for second quarter 2007 was $692.8 million, an increase of $43.6 million, or 6.7%, over 2006. The increase in total revenue was driven by an 11.8% increase in merchandise sales, and a 9.9% increase in retail fuel revenue as further discussed below.

Total Gross Profit. Total gross profit for second quarter 2007 was $64.6 million, an increase of $4.9 million, or 8.2%, over 2006. The increase was primarily attributable to increases in merchandise sales and retail fuel gross profit.

Merchandise Sales and Gross Profit. Merchandise sales were $105.9 million for 2007, an $11.2 million, or 11.8%, increase over 2006. Our performance was due to a 6.4% merchandise same store sales increase, accounting for $5.8 million of the increase, with the balance due primarily to the addition of 16 new retail stores during fiscal 2006 and seven in first half 2007. Key categories contributing to the same store sales increase were cigarettes, Laredo Taco Company (LTC), beer and snacks. The increase in cigarette sales dollars was primarily due to a $1 per pack increase in cigarette tax in Texas effective January 1, 2007, which we were generally able to pass through to customers, which results in similar gross profit cents per pack, but reduces the gross margin percentage. LTC sales have increased due to the net increase of nineteen new kitchens and mini-kitchens since June 2006 and growth at existing units. Merchandise gross profit was $34.0 million for 2007, a $2.6 million, or 8.4%, increase over 2006, which was driven by the increase in merchandise sales offset by a slight decline in gross profit margin from 33.2% to 32.1%. The decline in gross profit margin was largely driven by a 410 basis point decline in cigarette margins, from 21.5% in 2006 to 17.4% in 2007, due to the effect of the tax increase. Our merchandise margins do not include other income.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $297.8 million, an increase of 9.9% from 2006, driven by a 5.5% increase in retail gallons sold. Average gallons per retail site increased by 3.2%. Retail motor fuel gross profit increased by 18.2% over 2006, as gross profit per gallon was 17.2 cents in 2007 compared to 15.4 cents in 2006.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter of 2007 were $282.8 million, a 1.9% increase over 2006. The increase was attributable to a 0.7% increase in gallons sold and an increase of 1.2% in average wholesale motor fuel prices. Wholesale motor fuel gross profit of $6.3 million decreased 9.3% from 2006 as gross profit cents per gallon decreased 10% to 5.3 cents per gallon, partly due to a change in mix reflecting the sale of 25 unattended fueling sites in second quarter 2006.

Other Revenue and Gross Profit. Other revenue of $6.3 million for second quarter 2007 increased by 5.4% over 2006. Gross profit associated with other revenue was $5.8 million, an increase of 1.3% over 2006. The retail segment had other revenue of $5.0 million in 2007 compared to $4.8 million in 2006. Retail segment other gross profit was $5.0 million and $4.8 million in 2007 and 2006, respectively, as we record these service revenues on a net basis. The increase over last year was partially driven by an increase in income from ATM (due to a new program which began late in 2006) and prepaid services. The ATM and prepaid services increases were partly offset by declines in payphone and money order income. Other revenues and related gross profit for the wholesale segment were $0.9 million in 2007 and $1.0 million in 2006.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the second quarter 2007, personnel expense was $19.6 million, an increase of $2.0 million, or 11.4%, over 2006. The increase in personnel expense was primarily attributable to our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require proportionally more labor, are growing at a higher rate than our other merchandise sales categories and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For second quarter 2007, general and administrative expenses increased by $1.1 million, or 22.2%, from 2006. The increase was primarily due to additional public company expenses of $0.6 million, such as consulting costs for implementation of Sarbanes-Oxley compliance, and a $0.6 million increase in non-cash stock based compensation expense related to options granted in October 2006.

Other Operating Expenses. Other operating expenses increased by $0.3 million, or 1.8% from 2006. Decreases in credit card costs of approximately $0.9 million offset increased operating costs of the additional 16 stores.

Rent Expense. Rent expense for second quarter 2007 of $6.1 million was $0.6 million or 10.5% higher than 2006 due primarily to rent expense on additional leased stores.

Royalty Expense. Royalty expense was completely eliminated beginning in second quarter 2007, following completion of the conversion from the Circle K brand to our proprietary Stripes brand. Royalty expense for second quarter 2006 was $1.0 million.

Depreciation, Amortization and Accretion. Depreciation and amortization expense for second quarter 2007 of $7.0 million was up $1.1 million or 18.1% from 2006 due to the new stores opened in 2006, and the related effects of finalizing purchase accounting in late 2006 for the December 2005 recapitalization transactions.

Income from Operations. Income from operations for second quarter 2007 was $9.2 million, compared to $8.5 million for 2006. The increase is attributed to the increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for second quarter 2007 was $2.9 million, a decrease of $1.7 million from 2006 due to the redemption of $50 million of the 10 5/8% senior notes in November 2006.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax accrued for second quarter 2007 was $0.1 million, which was attributed to the state margin tax. There was no tax expense in second quarter 2006. See Note 9 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for the second quarter 2007 of $6.3 million, compared to net income of $3.8 million for 2006. The improvement is primarily due to the changes in operating income and interest expense, as discussed above.

Adjusted EBITDA. Adjusted EBITDA for second quarter 2007 was $16.7 million, an increase of $2.3 million, or 15.7%, compared to 2006. The increase is primarily due to the increase in gross profit, offset by the additional $1.1 million in general and administrative expenses and $2.0 million in increased personnel expenses. Retail segment Adjusted EBITDA of $13.0 million increased by $3.5 million, or 36.8% compared to 2006, primarily due to increases in fuel and merchandise gross profit. Wholesale segment Adjusted EBITDA of $5.0 million decreased by $0.5 million, or 8.3%, from 2006 primarily due to the decrease in motor fuel gross profit.

First Half 2007 Compared to First Half 2006

The following discussion of results for first half 2007 compared to first half 2006 compares the 26-week period of operations ended July 1, 2007, of Susser Holdings Corporation, to the 26-week period of operations ended July 2, 2006, of Stripes Holdings LLC.

Total Revenue. Total revenue for first half 2007 was $1,221.4 million, an increase of $49.0 million, or 4.2%, over 2006. The increase in total revenue was driven by a 10.4% increase in merchandise sales and a 4.6% increase in retail motor fuel sales.

Total Gross Profit. Total gross profit for first half 2007 was $117.0 million, an increase of $8.6 million, or 7.9%, over 2006. The increase was primarily attributable to increases in merchandise sales and retail motor fuel margins as further discussed below.

Merchandise Sales and Gross Profit. Merchandise sales were $199.3 million for 2007, an $18.8 million, or 10.4%, increase over 2006. Our performance was due to a 5.7% merchandise same store sales increase, accounting for $9.9 million of the increase, with the balance due to the addition of 16 new retail stores during 2006 and seven in first half 2007. Key categories contributing to the same store sales increase were cigarettes, Laredo Taco Company, beer and snacks. Merchandise gross profit was $64.0 million for 2007, a $4.5 million, or 7.5%, increase over 2006, which was driven by the increase in merchandise sales. Merchandise margins were 32.1%, down from 33.0% in 2006. The decline in gross profit margin was largely driven by a 430 basis point decline in cigarette margins, from 21.5% in 2006 to 17.2% in 2007, due to the effect of the tax increase. Our merchandise margins do not include other income.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $522.4 million, an increase of 4.6% over 2006, driven by a 2.6% increase in the average retail price of motor fuel and a 2.0% increase in retail gallons sold. The increase in gallons was attributable to a 0.4% increase in average gallons per site and the opening of 16 new retail stores in 2006 and seven to date in 2007. Retail motor fuel gross profit increased by 21.8% over 2006 due to the additional gallons and an increase in the gross profit per gallon. Gross profit cents per gallon of 14.6 cents was 19.4% higher than 2006.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2007 were $487.3 million, a 1.4% increase over 2006. Wholesale motor fuel gross profit of $10.6 million decreased 13.2% from 2006 as gross profit cents per gallon decreased to 4.6 cents for 2007 compared to 5.4 cents for 2006. The decrease was partly due to a change in mix reflecting the sale of 25 unattended fueling sites in second quarter 2006.

Other Revenue and Gross Profit. Other revenue of $12.5 million for first half 2007 increased by 4.7% over 2006. Gross profit associated with other revenue was $11.9 million, an increase of 2.6% over 2006. The retail segment reported other revenue of $10.0 million in 2007 compared to $9.7 million in 2006. Retail segment other gross profit was $10.0 million and $9.7 million, respectively, as we record these service revenues on a net basis. The increase over last year was primarily driven by an increase in ATM income due to a new program that began in late 2006. Other revenues and related gross profit for the wholesale segment were approximately $1.9 million in both 2006 and 2007.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For first half 2007,

personnel expense was $37.9 million, an increase of $3.5 million, or 10.3%, over 2006. The increase in personnel expense was primarily attributable to our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require proportionately more labor, are growing at a much higher rate than our other merchandise sales and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For first half 2007, general and administrative expenses increased by $2.8 million, or 30.1%, over 2006. The increase was primarily due to additional public company expenses of $1.1 million, such as consulting costs for Sarbanes-Oxley compliance, and a $1.1 million increase in non-cash stock based compensation expense over 2006 related to options granted in October 2006.

Operating Expenses. Operating expenses increased by $0.2 million, or 0.8% over 2006. Decreases in credit card fees of $1.2 million and utilities of $0.5 million offset the increased operating costs of the new stores.

Rent Expense. Rent expense for first half 2007 of $12.1 million was $1.0 million, or 9.3%, higher than 2006, due primarily to rent expense on additional leased stores.

Royalty Expense. Royalty expense for first half 2007 was less than $0.1 million as the conversion from the Circle K brand to our proprietary Stripes brand was completed during the first quarter. Royalty expense for first half 2006 was $1.9 million.

Depreciation, Amortization and Accretion. Depreciation and amortization expense for first half 2007 of $13.5 million was up $1.9 million or 16.7% from 2006 due to the new stores opened in 2006, and the related effects of finalizing purchase accounting in late 2006 for the December 2005 recapitalization transactions.

Income from Operations. Income from operations for first half 2007 was $9.9 million, compared to $9.2 million for 2006. The increase is attributed to the increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for first half 2007 was $5.8 million, a decrease of $3.6 million from 2006 due to the redemption of $50 million of the 10 5/8% senior notes in November 2006.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax for first half 2007 was $0.4 million, which was attributed to the state margin tax. There was no tax expense in first half 2006. See Note 9 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income or Loss. We recorded net income for first half 2007 of $3.9 million, compared to a net loss of $(0.2) million for 2006. The increase is primarily due to the increases contributing to income from operations and the decrease in interest expense as described above.

Adjusted EBITDA. Adjusted EBITDA for first half 2007 was $24.5 million, an increase of $3.5 million, or 16.6%, compared to 2006. The increase is primarily due to the increase in gross profit offset by the additional $2.8 million in general and administrative expenses and $3.5 million in increased personnel expenses. Retail segment Adjusted EBITDA of $19.3 million increased by $6.6 million, or 52.0% compared to 2006, primarily due to increases in fuel and merchandise gross profit. Wholesale segment Adjusted EBITDA of $8.3 million decreased by $1.0 million, or 10.8% from 2006 primarily due to the decrease in motor fuel gross profit.

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale leaseback transactions and other financing transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; and (iii) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.

Cash flows from operations were $17.4 million and $16.0 million for the first six months of 2006 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $19.6 million of cash and cash equivalents on hand at July 1, 2007 compared to $9.3 million at July 2, 2006, and $32.9 million at December 31, 2006.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $9.8 million and $18.2 million during the second quarter of 2006 and 2007, respectively, and $20.9 million and $35.8 million during the first half of 2006 and 2007, respectively. During second quarter 2007 we completed a $5.6 million sale leaseback transaction and we intend to complete an additional $30 to $40 million in sale leaseback transactions for the balance of the year to finance capital expenditures. We opened five new retail stores and closed one retail store during second quarter 2007, bringing our store count to 329 as of July 1, 2007. We opened one more retail store in the second week of August 2007, and currently have another seven stores under construction. We expect to open a total of 18 to 22 new retail stores during 2007. In July 2007 we acquired 17 of our retail stores from three landlords pursuant to purchase options in the underlying leases for a total of $6.5 million. During fiscal 2007, we plan to invest approximately $40 to $50 million (net of approximately $35 to $45 million of lease financing) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities, including the rebranding to Stripes and Valero. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility and additional lease financing.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended December 31, 2006	Three Months Ended July 1, 2007	Six Months Ended July 1, 2007
Retail stores:
Number at beginning of period	319	325	325
New stores	16	5	7
Closed stores	(10)	(1)	(3)

Number at end of period	325	329	329

Wholesale dealer locations:
Number at beginning of period	346	371	367
New locations	30	6	12
Closed locations	(9)	(3)	(5)

Number at end of period	367	374	374

We completed our rebranding initiative, in which we converted our stores from the Circle K brand to the Stripes brand, during the first quarter of 2007. We spent approximately $8 million on this initiative, of which $4.5 million was spent in 2006 and the balance in 2007. We paid $3.6 million in royalty expense for the use of the Circle K brand for the twelve months ended December 31, 2006. Royalty expense for the first quarter of 2007 was $66 thousand as we completed the rebranding, and is eliminated beginning the second quarter of 2007.

We also completed our fuel island rebranding project during the first quarter of 2007, in which we replaced CITGO supply of motor fuel with Valero at approximately 305 retail stores, in addition to some of our wholesale supply sites. We were responsible for the capital cost of rebranding each location, which totaled $11.4 million. We spent $8.1 million during 2006 and the balance during 2007.

Cash Flows from Financing Activities. At July 1, 2007, our outstanding long-term debt was $120.0 million. We did not enter into any significant new financing activities during the first half of 2007.

Revolving Credit Facility. At December 31, 2006 and July 1, 2007, we had no outstanding draws under our $50.0 million revolving credit facility. Letters of credit amounted to $2.8 million, resulting in approximately $47.2 million of available borrowing capacity as of July 1, 2007. We are currently in compliance with all of the covenants related to this facility.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation sold $170.0 million of 10 5/8% senior unsecured notes due December 15, 2013. Interest on the senior notes is due on June 15 and December 15 of each year.

We used a portion of the proceeds from our October 24, 2006 initial public offering to redeem $50.0 million of the Senior Notes, plus accrued and unpaid interest of $2.3 million and premium of $5.3 million. The redemption was completed on November 24, 2006. In January 2007, we completed an exchange of each of the Senior Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the Senior Notes (except for provisions relating to transfer restrictions and payment of additional interest). We are currently in compliance with all of the covenants in the indenture.

Properties. We completed a sale/leaseback of 74 properties in December 2005, five properties in December 2006 and two properties in May 2007. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 31, 2006	July 1, 2007
Operating sites – fee owned:
Retail	119	120
Wholesale	41	44

Total fee owned	160	164

Operating sites – leased:
Retail	206	209
Wholesale	14	14

Total leased	220	223
Office locations – fee owned	6	6
Properties currently being developed	5	6
Properties held for future development	4	4
Surplus properties for sale	27	45

We own the headquarters facility of our retail segment, which consists of approximately 27,000 square feet of office space located in Corpus Christi. We also own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet in Houston, and the headquarters of APT, which consists of approximately 25,000 square feet of office and warehouse space in Corpus Christi. We have entered into a lease agreement for an approximately 83,000 square foot building that we are remodeling to consolidate our four Corpus Christi facilities into one location and to alleviate current overcrowding. The annual lease expense is approximately $144,000, net of taxes, insurance and maintenance. We plan to move during the first half of 2008, and to sell or lease the existing office locations.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last ten quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2005						2006						2007
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter (a)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter (b)	First Quarter	Second Quarter
	(dollars and gallons in thousands)
Merchandise sales	$76,206	$85,918		$86,686		$80,720	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925
Motor fuel sales:
Retail	165,983	191,012		215,257		208,189	228,295	271,024		253,300		200,385	224,685	297,751
Wholesale	149,662	179,274		221,155		214,668	203,281	277,453		250,184		192,719	204,430	282,829
Other income	5,498	5,495		5,033		5,508	5,936	5,968		5,479		5,792	6,170	6,290

Total revenue	397,349	461,699		528,131		509,085	523,311	649,158		605,104		487,586	528,650	692,795
Merchandise gross profit	24,190	28,659		27,934		25,667	28,130	31,417		30,978		28,567	29,960	34,043
Merchandise gross profit percentage	31.7%	33.4%		32.2%		31.8%	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%
Motor fuel gross profit:
Retail	$7,897	$12,330		$15,781		$13,915	$9,487	$15,520		$20,225		$8,686	$12,106	$18,352
Wholesale	3,877	5,301		6,804		8,303	5,242	6,988		7,780		5,004	4,283	6,337
Other gross profit	5,365	5,362		4,917		5,273	5,815	5,756		5,341		5,842	6,046	5,831
Total gross profit	41,329	51,652		55,436		53,158	48,674	59,681		64,324		48,099	52,395	64,563
Income from operations	1,648	9,532		9,035		(13,788)	638	8,515		11,938		(2,570)	629	9,247
Income before tax	(1,801)	5,788		6,520		(31,149)	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394
Income tax expense	—	—		—		—	—	—		—		(48)	(260)	(120)

Net income	$(1,801)	$5,788		$6,520		$(31,149)	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274

Fuel gallons:
Retail	90,680	94,304		88,728		94,229	103,210	101,109		96,249		94,770	101,793	106,624
Wholesale	105,561	110,018		110,934		115,030	109,811	117,863		112,944		110,355	111,585	118,682
Motor fuel margin (cents per gallon):
Retail (b)	8.71 ¢	13.08	¢	17.81	¢	14.77 ¢	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢
Wholesale	3.67 ¢	4.82	¢	6.12	¢	7.22 ¢	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢

(a)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 transactions.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have a $50.0 million revolving credit facility which bears interest at variable rates. At July 1, 2007, we had no outstanding draws on our revolver.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest rate swaps in place at December 31, 2006, or July 1, 2007.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2007, our disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 8, 2007, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Re-elected two nominees to serve as directors each for a term of three years or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Sam L. Susser	12,354,646	1,293,272
Armand S. Shapiro	13,499,459	148,459

(2) Ratified the appointment of Ernst & Young LLP as our independent public accountants for fiscal 2007. The votes were cast as follows:

	Votes For	Votes Against	Abstentions
Ratification of Ernst & Young LLP	13,633,011	11,057	3,860

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Exhibit No.	Description
10.1	Amendment No. 3, dated June 30, 2007 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION

Date: August 15, 2007	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 3, dated June 30, 2007 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

†	Filed herewith.