Form 10-Q
period 2007-09-30
Susser Holdings CORP
filed 2007-11-14
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	16,831,662 SHARES
(Class)	(Outstanding at November 14, 2007)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 31, 2006	September 30, 2007
	audited	unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,938	$40,182
Accounts receivable, net of allowance for doubtful accounts of $1,179 at December 31, 2006 and $1,066 at September 30, 2007	44,084	59,325
Inventories, net	37,296	42,949
Assets held for sale	518	—
Other current assets	1,884	1,452

Total current assets	116,720	143,908
Property and equipment, net	232,454	238,481

Other assets:
Goodwill	44,762	44,762
Intangible assets, net	17,492	15,296
Other noncurrent assets	10,899	14,560

Total other assets	73,153	74,618

Total assets	$422,327	$457,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$84,838	$99,035
Accrued expenses and other current liabilities	20,711	27,264

Total current liabilities	105,549	126,299

Long-term debt	120,000	120,000
Deferred gain, long-term portion	27,060	26,207
Other noncurrent liabilities	7,918	11,862

Total long-term liabilities	154,978	158,069

Minority interests in consolidated subsidiaries	630	674

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, 125,000,000 shares authorized, 16,824,162 issued and outstanding as of December 31, 2006, 16,831,662 issued and outstanding as of September 30, 2007	168	168
Additional paid-in capital	166,398	168,479
Retained earnings (deficit)	(5,396)	3,318

Total shareholders’ equity	161,170	171,965

Total liabilities and shareholders’ equity	$422,327	$457,007

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$96,141	$108,227	$276,653	$307,517
Motor fuel sales	503,484	559,665	1,483,537	1,569,360
Other income	5,479	6,130	17,383	18,590

Total revenues	605,104	674,022	1,777,573	1,895,467

Cost of sales:
Merchandise	65,163	72,306	186,128	207,593
Motor fuel	475,479	534,998	1,418,295	1,503,615
Other	138	245	471	828

Total cost of sales	540,780	607,549	1,604,894	1,712,036

Gross profit	64,324	66,473	172,679	183,431

Operating expenses:
Personnel	17,388	19,833	51,746	57,736
General and administrative	5,120	7,283	14,536	19,531
Other operating	17,198	17,175	48,413	48,627
Rent	5,567	6,135	16,651	18,255
Royalties	996	—	2,847	66
Gain on disposal of assets and impairment charge	2	275	(277)	83
Depreciation, amortization, and accretion	6,115	7,987	17,672	21,472

Total operating expenses	52,386	58,688	151,588	165,770

Income from operations	11,938	7,785	21,091	17,661

Other income (expense):
Interest expense	(4,670)	(2,944)	(14,088)	(8,730)
Other miscellaneous	106	122	217	318

Total other income (expense)	(4,564)	(2,822)	(13,871)	(8,412)

Minority interest in income (loss) of consolidated subsidiaries	(14)	1	(47)	(32)

Income before income taxes	$7,360	$4,964	$7,173	$9,217
Income tax expense	—	(123)	—	(503)

Net income	$7,360	$4,841	$7,173	$8,714

Net income per share:
Basic	$0.80	$0.29	$0.78	$0.52
Diluted	$0.79	$0.29	$0.77	$0.52

Weighted average shares outstanding:
Basic	9,230,404	16,705,404	9,230,404	16,705,404
Diluted	9,298,695	16,776,347	9,294,012	16,771,968

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	October 1, 2006	September 30, 2007
	(in thousands)
Cash flows from operating activities
Net Income (loss)	$7,173	$8,714
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	17,672	21,472
Gain on disposal of assets and impairment charge	(277)	83
Noncash stock-based compensation	340	2,074
Minority interest	37	44
Deferred income taxes	—	(1,430)
Fair market value in nonqualifying derivatives	(106)	—
Changes in operating assets and liabilities:
Receivables	(1,511)	(15,237)
Inventories	107	(5,653)
Prepaid expenses and other current assets	1,346	950
Intangible assets	(420)	(137)
Other noncurrent assets	(493)	(2,592)
Accounts payable	985	14,193
Accrued liabilities	3,698	7,318
Other noncurrent liabilities	(64)	2,810

Net cash provided by operating activities	28,487	32,609

Cash flows from investing activities
Purchases of property and equipment	(39,462)	(62,600)
Proceeds from disposal of property and equipment	5,135	1,086
Proceeds from sale/leaseback transactions		36,152

Net cash used in investing activities	(34,327)	(25,362)

Cash flows from financing activities
Change in notes receivable	(212)	(3)
Revolving line of credit, net	3,880	—

Net cash provided by (used in) financing activities	3,668	(3)

Net increase (decrease) in cash	(2,172)	7,244
Cash and cash equivalents at beginning of year	4,116	32,938

Cash and cash equivalents at end of period	$1,944	$40,182

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

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (APT), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $120 million of senior notes outstanding at September 30, 2007, but do not conduct any operations (see Note 6). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes’ retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2006 refer to the 52-week period ended December 31, 2006. All references to the third quarter of 2006 and 2007 refer to the 13-week periods ended October 1, 2006 and September 30, 2007, respectively. All references to the first nine months of 2006 and 2007 refer to the 39-week periods ended October 1, 2006 and September 30, 2007, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at September 30, 2007 and for the three and nine months ended October 1, 2006 and September 30, 2007 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and nine months ended October 1, 2006 and September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

3. Inventories

Inventories consisted of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Merchandise	$22,490	$24,970
Fuel	11,670	14,992
Lottery	1,504	1,153
Maintenance spare parts and equipment	2,193	2,208
Less allowance for inventory shortage and obsolescence	(561)	(374)

Total	$37,296	$42,949

4. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Land	$92,644	$101,993
Buildings and leasehold improvements	71,933	74,671
Equipment	72,100	80,184
Construction in progress	15,533	18,675

	252,210	275,523
Less accumulated depreciation	19,756	37,042

Total	$232,454	$238,481

5. Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets consist of supply agreements, favorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets at December 31, 2006 and September 30, 2007:

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

	December 31, 2006			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,970	$779	$4,191	$4,893	$1,356	$3,537
Favorable lease arrangements, net	6,053	1,530	4,523	5,998	2,406	3,592
Loan origination costs	5,594	816	4,778	5,819	1,426	4,393
Trade name	4,245	283	3,962	4,245	495	3,750
Other	200	162	38	200	176	24

Total	$21,062	$3,570	$17,492	$21,155	$5,859	$15,296

6. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$—	$—
10 5/8% senior unsecured notes due 2013	120,000	120,000

Total long-term debt	$120,000	$120,000

Revolving Credit Agreement

In December 2005, Susser Holdings, L.L.C. and SSP Partners (predecessor to Stripes) entered into a five-year revolving credit facility (the Revolver) in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. The Company and each of its existing and future domestic subsidiaries, with the exception of one non wholly-owned subsidiary, are guarantors of the Revolver. The loans are secured by a perfected first priority security interest in inventory, accounts receivable, and certain ownership interests.

At September 30, 2007, our borrowing base was sufficient to support the $50.0 million availability under the Revolver, under which no borrowings were outstanding and letters of credit commitments were $6.2 million, leaving approximately $43.8 million of availability. The interest rates under the Revolver are calculated at our option at either a prime rate or a LIBOR rate plus, in each case, a margin. As of September 30, 2007, the interest rate on the Revolver was 8.25%, and the Company was in compliance with all covenants required by the Revolver.

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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

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

New Senior Credit Facilities

On September 20, 2007, Susser Holdings, L.L.C. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, entered into a Commitment Letter (the “Commitment Letter”) with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Merrill Lynch Capital Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, Wachovia Capital Markets, LLC, Wachovia Investment Holdings, LLC, Bank of Montreal and BMO Capital Markets, pursuant to which (a) Bank of America, Merrill Lynch Capital, Wachovia Bank and Bank of Montreal committed to provide up to $195.0 million in senior secured credit facilities to the Borrower, consisting of (1) a revolving credit facility of up to $90.0 million and (2) a term loan facility of $105.0 million, and (b) Banc of America Bridge, Merrill Lynch Capital Corporation, Wachovia Investment Holdings and Bank of Montreal committed to provide a $150.0 million senior unsecured bridge loan (together with the senior secured credit facilities, the “Facilities”). The Company did not draw upon the bridge loan, having consummated a $150.0 million Senior Notes offering on November 13, 2007. These facilities were used to partially fund the acquisition of TCFS Holdings, Inc. (See Note 14, Subsequent Events, regarding the acquisition of TCFS Holdings, Inc.) In addition, the revolving portion of the new senior credit facilities replaced the Company’s existing revolving credit facility and will be used for ongoing working capital and general corporate needs, as well as to partially fund the acquisition of TCFS Holdings, Inc.

Derivative Financial Instruments

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. In November 2003, the Company entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of December 29, 2006. On a semiannual basis, the Company settled with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount of $25.0 million for that period. Net proceeds received and the change in value of the swap were recorded as a reduction to or increase in interest expense. The swap terminated at maturity and no positions were outstanding at December 31, 2006, or September 30, 2007.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. We had no positions outstanding at December 31, 2006, and positions with a market value of $(0.1) million at September 30, 2007. Hedging results for the three and nine months ended September 30, 2007 decreased fuel gross profit by $0.3 million and $0.1 million, respectively.

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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(in thousands)
Cash Rent:
Store base rent	$5,450	$5,899	$16,490	$17,797
Equipment rent	106	195	326	358
Contingent rent	40	36	126	101

Total cash rent	$5,596	$6,130	$16,942	$18,256

Non-cash rent:
Straight-line rent	343	382	824	1,128
Amortization of deferred gain	(372)	(377)	(1,115)	(1,129)

Net rent expense	$5,567	$6,135	$16,651	$18,255

Letters of Credit

The Company was contingently liable for $6.2 million related to irrevocable letters of credit required by various insurers and suppliers at September 30, 2007.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we obtain private insurance from Tank Owner Members Insurance Company and American International Specialty Lines in Oklahoma. These policies provide protection from third party liability claims. For 2007, our coverage in Texas is $1.0 million per occurrence, with a $5.0 million aggregate and $70,000 deductible. Our coverage in Oklahoma is $1.0 million per occurrence, with a $2.0 million aggregate and $250,000 deductible. Additionally, we rely on state trust funds which cover certain claims.

The Company is currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. The Company accrues for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, the Company has recorded estimated undiscounted liabilities for these sites totaling $1.8 and $2.5 million which is classified as accrued expenses and other current liabilities as of December 31, 2006 and September 30, 2007, respectively. As of September 30, 2007, approximately $1.7 million of the total accrued environmental liability is for the investigation and remediation of contamination at 23 sites which qualify for reimbursement under state funds, as further discussed below. The remaining $0.8 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 32 additional sites. There are also 34 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites.

Under state reimbursement programs, the Company is eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, the Company has recorded a net receivable of $2.6 million and $2.9 million for the estimated probable state reimbursements, which are included in

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

current receivables as of December 31, 2006 and September 30, 2007, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration which House Bill (HB) 3554, passed in June 2007, extended for another four years until August 2012. It postponed the transfer of responsible party lead remediation to State lead remediation to August 31, 2011, previously set to occur on August 31, 2007. This bill also reduced the loading fee tax that generates money for the fund. This move is not expected to create a short-fall in the fund balance since no new cases are being covered and old cases are being closed out.

Self-Insurance

The Company is partially self-insured for its general liability and employee health insurance. The Company maintains insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. The Company is a nonsubscriber under Texas Workers’ Compensation Act and maintains an ERISA-based employee injury plan, which is partially self insured. As of September 30, 2007, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.5 million and $4.3 million as of December 31, 2006 and September 30, 2007, respectively, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Refiner Rebates

The Company receives refiner rebates and other incentive payments from a number of its fuel suppliers. A portion of the refiner rebates may be passed on to the Company’s wholesale branded dealers under the same terms as required by its fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if the Company (or its branded dealers) elects to discontinue selling the specified brand of fuel at certain locations. As of September 30, 2007, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $8.2 million. Of this amount, approximately $5.6 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. The Company has $2.9 million recorded on the balance sheet as of September 30, 2007, of which $0.3 million is included in accrued expenses and other current liabilities and $2.6 million is included in other noncurrent liabilities.

8. Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(in thousands)
Interest expense	$4,838	$3,276	$14,603	$9,836
Fair market value change in derivatives	(39)	—	(106)	—
Capitalized interest	(77)	(134)	(262)	(335)

Total interest expense	$4,722	$3,142	$14,235	$9,501

Cash interest income	52	198	147	771

Interest expense, net	$4,670	$2,944	$14,088	$8,730

9. Income Tax

We have been subject to federal income tax since October 24, 2006, subsequent to certain corporate formation

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

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

At the inception of our taxable status as a “C” corporation, we recorded a cumulative net deferred tax asset of less than $0.1 million, which was net of a valuation allowance of $9.7 million. For the nine months ended September 30, 2007, we considered our historical taxable income and our estimates of future taxable income and recorded a decrease in the valuation allowance, resulting in an effective federal tax rate of zero. We will evaluate this allowance in the future if new circumstances indicate that the realization of a greater portion or the full deferred tax assets is more likely than not. In the nine months of 2007 we recorded a Texas margin tax liability of $0.5 million. Effective June 30, 2007, we restructured several of our wholly-owned subsidiaries (see Note 1) which results in the margin tax for 2007 being effective for the new companies beginning June 30, 2007.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the quarter and nine months ended September 30, 2007 is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(in thousands)
Tax at statutory federal rate	$1,738	$3,226
State and local tax, net of federal benefit	80	327
Decrease in valuation allowance	(1,700)	(3,078)
Other	5	28

Tax expense per financial statement	$123	$503

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

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 16,824,162 and 16,831,662 were issued and outstanding as of December 31, 2006, and September 30, 2007, respectively, including unvested shares of 118,758 and 126,258, respectively. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. In addition to the converted options described above, concurrent with the IPO, the Company granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $l6.50 per share. At September 30, 2007, 1,232,637 options were outstanding, none of which were exercisable. (see Note 11)

Immediately prior to the corporate formation transactions, the Board of Managers of Stripes Holdings LLC declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

determination of the tax liability. It was subsequently determined that an additional $1.1 million was required to be distributed in accordance with the Stripes Holdings LLC Agreement related to taxable income allocable to members related to the 2006 final tax return through October 23, 2006. This amount was reflected as a liability and a reduction of additional paid-in capital in the balance sheet as of December 31, 2006, and was distributed in April 2007.

11. Share-Based Compensation

The Company has granted options and restricted, unvested stock under its 2006 Equity Incentive Plan. Vesting of each grant is generally over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. None of the units are currently exercisable. Following is a summary of options and stock which have been granted under the Company’s plans:

Option or Stock Grant	Units Outstanding at July 1, 2007	Changes during Third Quarter 2007		Units Outstanding at September 30, 2007	Option Exercise Price	Earliest Date of Vesting
Options granted Dec. 26, 2005	182,586	(9,132	) (a)	173,454	$13.92	Dec. 26, 2008
Options granted Oct. 18, 2006	884,221	—		884,221	$16.50	Dec. 21, 2008
Options granted Oct. 18, 2006	126,014	(18,264	) (a)	107,750	$16.50	Oct. 18, 2009
Options granted July 18, 2007	—	67,212	(b)	67,212	$16.36	July 18, 2010
Unvested stock granted Dec. 21, 2005	118,758	—		118,758	—	Dec. 21, 2008
Unvested stock granted Mar. 27, 2007	7,500	—		7,500	—	Mar. 27, 2010

(a)	Forfeitures of unexercised options
(b)	Unvested stock option granted on July 18, 2007, at a fair value per share of $7.71, with an exercise price equal to the closing stock price on the grant date.

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

	Three Months Ended		Nine Months Ended
	(in thousands)
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Compensation expense recognized (a)	$113	$715	$339	$2,074

(a)	Because the Company accounts for options granted during 2005 as a private company using the prospective approach, related compensation cost has not been recognized in the statements of operations as all options granted had an exercise price equal to or greater than the fair value of the underlying units on the date of grant. Had compensation cost for the options been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(in thousands)
Net income, as reported	$7,360	$4,841	$7,173	$8,714
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(16)	(14)	(70)	(45)

Pro forma net income	$7,344	$4,827	$7,103	$8,669

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
Gross profit:
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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Three Months Ended September 30, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$108,227	$—	$—	$—	$108,227
Fuel	291,413	504,202	(235,950)	—	559,665
Other	4,900	1,047	(15)	198	6,130

Total revenue	404,540	505,249	(235,965)	198	674,022
Gross profit:
Merchandise	35,921	—	—	—	35,921
Fuel	17,247	7,420	—	—	24,667
Other	4,900	1,046	(15)	(46)	5,885

Total gross profit	58,068	8,466	(15)	(46)	66,473

Selling, general, and administrative	45,618	2,363	(15)	2,460	50,426
Depreciation, amortization, and accretion	6,642	1,076	—	269	7,987
Other operating expenses (income)	269	4	—	2	275

Operating income (loss)	$5,539	$5,023	$—	$(2,777)	$7,785

Gallons	108,874	227,847	(109,079)	—	227,642
Total assets	$345,662	$88,489	$(283)	$23,139	$457,007
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$25,420	$1,352	$—	$63	$26,835

Segment Financial Data for the Nine Months Ended October 1, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$276,653	$—	$—	$—	$276,653
Fuel	752,619	1,333,307	(602,389)	—	1,483,537
Other	14,166	2,939	(332)	610	17,383

Total revenue	1,043,438	1,336,246	(602,721)	610	1,777,573
Gross profit
Merchandise	90,523	—	—	—	90,523
Fuel	45,233	20,010	—	—	65,243
Other	14,166	2,939	(332)	139	16,912

Total gross profit	149,922	22,949	(332)	139	172,678

Selling, general, and administrative	124,159	7,732	(332)	2,633	134,192
Depreciation, amortization, and accretion	12,932	3,897	—	843	17,672
Other operating expenses (income)	(247)	(30)	—	—	(277)

Operating income (loss)	$13,078	$11,350	$—	$(3,337)	$21,091

Gallons	300,568	637,670	(297,052)	—	641,186
Total assets	$274,362	$93,517	$(2,809)	$12,636	$377,706
Capital expenditures	$37,256	$2,135	$—	$71	$39,462

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Nine Months Ended September 30, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$307,517	$—	$—	$—	$307,517
Fuel	813,849	1,406,881	(651,370)	—	1,569,360
Other	14,934	2,941	(45)	760	18,590

Total revenue	1,136,300	1,409,822	(651,415)	760	1,895,467
Gross profit
Merchandise	99,924	—	—	—	99,924
Fuel	47,705	18,040	—	—	65,745
Other	14,934	2,941	(45)	(68)	17,762

Total gross profit	162,563	20,981	(45)	(68)	183,431

Selling, general, and administrative	130,770	6,595	(45)	6,895	144,215
Depreciation, amortization, and accretion	17,603	3,113	—	756	21,472
Other operating expenses (income)	65	4	—	14	83

Operating income (loss)	$14,125	$11,269	$—	$(7,733)	$17,661

Gallons	317,291	664,491	(315,456)	—	666,326
Total assets	$345,662	$88,489	$(283)	$23,139	$457,007
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$56,441	$5,389	$—	$770	$62,600

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

Since the Company was organized as a partnership prior to its IPO in October 2006, historical EPS for the three and nine months ended October 1, 2006 is calculated based on a denominator equal to the number of Stripes Holdings LLC Class A common units outstanding, converted to the equivalent number of shares of Company common stock using the IPO exchange ratio.

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

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(dollars in thousands)
Net income available to common shareholders	$7,360	$4,841	$7,173	$8,714

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	9,230,404	16,705,404	9,230,404	16,705,404
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	68,291	70,943	63,608	66,564

Denominator for diluted earnings per common share	9,298,695	16,776,347	9,294,012	16,771,968

Net income per share
Per common share – basic	$0.80	$0.29	$0.78	$0.52

Per common share – diluted	$0.79	$0.29	$0.77	$0.52

Options and non-vested restricted shares not included in diluted net income available to common shareholders because the effect would be anti-dilutive	—	1,062,227	—	1,033,242

14. Subsequent Event

Acquisition of TCFS Holdings, Inc.

On September 20, 2007, the Company and TCFS Acquisition Corporation, a Texas corporation and a wholly-owned indirect subsidiary of the Company (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TCFS Holdings, Inc., a Texas corporation and the parent of the Town & Country Food Stores chain of convenience stores (“TCFS”), and each of Devin Lee Bates, James Randal Brooks, Wylie Alvin New and David Lloyd Norris, as individual shareholders and, in the case of Mr. Norris, in his additional capacity as Shareholder Representative (collectively with TCFS, the “TCFS Parties”), providing for the merger of Merger Sub with and into TCFS (the “Merger”) with TCFS surviving the Merger as an indirect wholly-owned subsidiary of the Company.

On November 13, 2007, the Company completed the merger pursuant to the Merger Agreement and acquired 100% of the issued and outstanding capital stock of TCFS Holdings, Inc. for total merger consideration (after adjustments) of approximately $359.2 million, which included the repayment or defeasance of approximately $118.5 million of net debt of TCFS and its subsidiaries and the posting of two $10 million letters of credit that will be held in escrow and will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims, but excludes a tax benefit payment of approximately $6.2 million made at closing, which the Company expects to realize through a future tax savings of a greater amount. The Company will account for the TCFS Holdings, Inc. acquisition as a business combination and will complete the initial accounting during the fourth quarter of fiscal 2007.

The cash needed to fund the Aggregate Merger Consideration and the tax benefit payment and pay related fees and expenses of approximately $18.1 million was provided for by (1) $153.8 million in proceeds, including a premium of $3.8 million, from a $150 million aggregate principal amount of 10- 5/8% Senior Notes due 2013 issued by Susser Holdings, L.L.C. and Susser Finance Corporation, both indirect subsidiaries of the Company, (2) a $105 million senior secured term loan facility of Susser Holdings L.L.C, (3) $51.2 million net proceeds from a concurrent sale/leaseback transaction, (4) $11.3 million from the senior secured revolving credit facility of Susser Holdings, L.L.C. and (5) $42.2 million in cash on hand. (See Note 6 regarding the new senior credit facility.)

The Company had $50.3 million of remaining borrowing capacity under the new senior secured revolving credit facility as of November 13, 2007, after giving effect to $28.4 million in outstanding standby letters of credit.

On October 26, 2007, Stripes LLC, an indirect subsidiary of the Company, entered into a purchase agreement (the “Sale/Leaseback Agreement”) with National Retail Properties, LP (“NNN”) for the sale of 13 properties to be acquired by the Company in the Merger. The transaction was completed on November 13, 2007, concurrent with the Merger, and the purchase price for the 13 properties was $51.5 million. The properties acquired pursuant to the Sale/Leaseback Agreement will be leased back from NNN pursuant to triple-net leases for initial 20-year terms with five 5-year renewal options and customary representations, warranties and escalation features.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 31, 2006. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter of 2006 and 2007 refer to the 13-week periods ended October 1, 2006 and September 30, 2007, respectively. All references to the first nine months of 2006 and 2007 refer to the 39-week periods ended October 1, 2006 and September 30, 2007, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements.” These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings, expansion of our foodservice offerings, potential acquisitions, and potential new store openings and dealer locations, are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets, and other wholesale fuel distributors;

•	Changes in economic conditions generally and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Volatility in crude oil and wholesale motor fuel costs;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Wholesale cost increases of tobacco products, or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Devaluation of the Mexican peso or imposition of restrictions on access of Mexican citizens to the United States;

•	Unfavorable weather conditions;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise, two principal suppliers for gasoline and one principal provider for third-party transportation of substantially all of our motor fuel;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

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

Overview

We are the largest non-refining operator of convenience stores in Texas based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of September 30, 2007, our retail segment operated 331 convenience stores in Texas and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the three and nine months ended September 30, 2007, we purchased 227.6 million and 666.3 gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net income and Adjusted EBITDA for the third quarter 2007 were $674.0 million, $4.8 million and $16.8 million, respectively, compared to $605.1 million, $7.4 million and $18.3 million, respectively, for the third quarter 2006. Our total revenues, net income and Adjusted EBITDA for the first nine months of 2007 were $1,895.5 million, $8.7 million and $41.3 million, respectively, compared to $1,777.6 million, $7.2 million and $39.3 million, respectively, for the first nine months of 2006. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months, and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

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

Key factors influencing operations during the first nine months of 2007 included:

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

•

Costs incurred in connection with being a public company including first-year compliance under Section 404 of the Sarbanes-Oxley Act of 2007 and an increase in non-cash stock based compensation expense.

The impact of these factors are explained in more detail throughout this document.

During the third quarter of 2007, we opened two new large-format convenience stores bringing the total store count at September 30, 2007 to 331. We have opened a total of eleven new stores this year, including two in October, and currently have another nine under construction or under contract. An estimated 18 to 20 new retail stores are planned for all of 2007, excluding the acquisitions of Town & Country’s 168 retail stores, and substantially all of these stores are expected to include a Laredo Taco Company restaurant. In our wholesale operations, we added five new dealer sites and discontinued two during the third quarter, for a total of 377 dealer sites in operation at the end of the third quarter. We expect to add 25 to 30 new dealer sites for all of 2007.

On September 20, 2007, we reached a definitive agreement to acquire and on November 13, 2007, acquired San Angelo, Texas-based TCFS Holdings, Inc., the parent company of Town & Country Food Stores (Town & Country). Town & Country is a privately owned convenience store operator with a leadership position in the markets of West Texas and Eastern New Mexico. Town & Country currently operates 168 locations, comprised of 140 locations serving West Texas and 28 locations serving Eastern New Mexico. After giving effect to the Transactions, Town & Country owns approximately 74% of its stores, along with a land bank of 13 locations for future development.

Town & Country stores offer a broad selection of merchandise, motor fuel and ancillary products and services designed to appeal to the convenience needs of their customers. Like our business, Town & Country derives a significant amount of non-fuel sales revenue from foodservice, operating restaurants in 114 of its stores, primarily under the proprietary Country Cookin’ brand. Town & Country has generated positive merchandise same store sales growth in each of its last five fiscal years, averaging 4.8% per year. For the twelve month period ended August 4, 2007, Town & Country generated revenues and Adjusted EBITDA of $840.1 million and $48.5 million, respectively.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Revenues:
Merchandise sales	15.9%	16.1%	15.5%	16.2%
Motor fuel sales	83.2	83.0	83.5	82.8
Service and other revenue	0.9	0.9	1.0	1.0

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	89.4	90.1	90.3	90.3
Gross profit:
Merchandise	5.1	5.3	5.1	5.3
Motor fuel	4.6	3.7	3.7	3.5
Service and other gross profit	0.9	0.9	0.9	0.9

Total gross profit	10.6	9.9	9.7	9.7

Selling, general and administrative expenses	7.7	7.5	7.5	7.6
Depreciation, amortization and accretion	1.0	1.2	1.0	1.1
Other operating expenses	(0.1)	0.0	0.0	0.0

Income from operations	2.0	1.2	1.2	1.0
Interest and other	0.8	0.4	0.8	0.5

Net income (loss) before tax	1.2	0.8	0.4	0.5
Income tax	0.0	0.0	0.0	0.0

Net income (loss)	1.2%	0.8%	0.4%	0.5%

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(dollars and gallons in thousands)
Revenue:
Merchandise sales	$96,141	$108,227	$276,653	$307,517
Motor fuel—retail	253,300	291,413	752,619	813,849
Motor fuel—wholesale	250,184	268,252	730,918	755,511
Other	5,479	6,130	17,383	18,590

Total revenue	$605,104	$674,022	$1,777,573	$1,895,467
Gross profit:
Merchandise	$30,978	$35,921	$90,525	$99,924
Motor fuel—retail	20,225	17,247	45,232	47,705
Motor fuel—wholesale	7,780	7,420	20,010	18,040
Other	5,341	5,885	16,912	17,762

Total gross profit	$64,324	$66,473	$172,679	$183,431
Adjusted EBITDA (1):
Retail	$13,046	$12,450	$25,763	$31,793
Wholesale	5,936	6,103	15,217	14,386
Other	(653)	(1,790)	(1,654)	(4,921)

Total Adjusted EBITDA	$18,329	$16,763	$39,326	$41,258

Retail merchandise margin	32.2%	33.2%	32.7%	32.5%
Merchandise same store sales growth	8.0%	7.9%	6.0%	6.5%
Average per retail store:
Merchandise sales	$299.2	$328.6	$866.0	$943.0
Motor fuel gallons	301.4	333.6	946.8	982.0
Motor fuel gallons sold:
Retail	96,249	108,874	300,568	317,291
Wholesale	112,944	118,767	340,618	349,034
Average retail price of motor fuel	$2.63	$2.68	$2.50	$2.56
Motor fuel gross profit cents per gallon:
Retail	21.01 ¢	15.84 ¢	15.05 ¢	15.04 ¢
Wholesale	6.89 ¢	6.25 ¢	5.87 ¢	5.17 ¢

(1)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses, marketing expenses, management fees and other items) are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(in thousands)
Net income	$7,360	$4,841	$7,173	$8,714
Depreciation, amortization, and accretion	6,115	7,987	17,672	21,472
Interest expense, net	4,670	2,944	14,088	8,730
Income tax expense	—	123	—	503

EBITDA	$18,145	$15,895	$38,933	$39,419
Non-cash stock based compensation	113	715	339	2,074
Management fee	175	—	547	—
Gain on disposal of assets	2	275	(277)	83
Other miscellaneous	(106)	(122)	(216)	(318)

Adjusted EBITDA	$18,329	$16,763	$39,326	$41,258

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	October 1, 2006	September 30, 2007
	(in thousands)
Net cash provided by operating activities	$28,487	$32,609
Changes in operating assets & liabilities	(3,649)	(222)
Gain on disposal of assets	277	(83)
Non-cash stock based compensation expense	(339)	(2,074)
Minority interest	(37)	(44)
Fair market value in nonqualifying derivatives	106	—
Income taxes	—	503
Interest expense, net	14,088	8,730

EBITDA	$38,933	$39,419
Non-cash stock based compensation	339	2,074
Management fee	547	—
Gain on disposal of assets	(277)	83
Other miscellaneous	(216)	(318)

Adjusted EBITDA	$39,326	$41,258

Refer to Note 12 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment Three Months Ended		Wholesale Segment Three Months Ended		All Other Three Months Ended		Total Three Months Ended
	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007
	(in thousands)
Operating income (loss)	$8,379	$5,539	$4,772	$5,023	$(1,213)	$(2,777)	$11,938	$7,785
Depreciation, amortization, and accretion	4,647	6,642	1,181	1,076	287	269	6,115	7,987
Other miscellaneous	20	—	(21)	—	107	122	106	122
Minority interest	—	—	—	—	(14)	1	(14)	1

EBITDA	13,046	12,181	5,932	6,099	(833)	(2,385)	18,145	15,895
Non-cash stock based compensation	—	—	—	—	113	715	113	715
Management fee	—	—	—	—	175	—	175	—
Loss (gain) on disposal of assets and impairment charge	—	269	4	4	(2)	2	2	275
Other operating expenses	—	—	—	—	(106)	(122)	(106)	(122)

Adjusted EBITDA	$13,046	$12,450	$5,936	$6,103	$(653)	$(1,790)	$18,329	$16,763

	Retail Segment Nine Months Ended		Wholesale Segment Nine Months Ended		All Other Nine Months Ended		Total Nine Months Ended
	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007	Oct 1, 2006	Sept 30, 2007
	(in thousands)
Operating income (loss)	$13,078	$14,125	$11,350	$11,269	$(3,337)	$(7,733)	$21,091	$17,661
Depreciation, amortization, and accretion	12,932	17,603	3,898	3,113	843	756	17,673	21,472
Other miscellaneous	—	—	—	—	216	318	216	318
Minority interest	—	—	—	—	(47)	(32)	(47)	(32)

EBITDA	26,010	31,728	15,248	14,382	(2,325)	(6,691)	38,933	39,419
Non-cash stock based compensation	—	—	—	—	339	2,074	339	2,074
Management fee	—	—	—	—	547	—	547	—
Loss (gain) on disposal of assets and impairment charge	(247)	65	(31)	4	1	14	(277)	83
Other operating expenses	—	—	—	—	(216)	(318)	(216)	(318)

Adjusted EBITDA	$25,763	$31,793	$15,217	$14,386	$(1,654)	$(4,921)	$39,326	$41,258

Third Quarter 2007 Compared to Third Quarter 2006

The following discussion of results for third quarter 2007 compared to third quarter 2006 compares the 13-week period of operations ended September 30, 2007, of Susser Holdings Corporation, to the 13-week period of operations ended October 1, 2006, of Stripes Holdings LLC. Susser Holdings Corporation became the parent company of Stripes Holdings LLC in October 2006, concurrent with the completion of our initial public offering. There was no impact on our core retail and wholesale operations, and therefore the results of operations for these two periods are comparable.

Total Revenue. Total revenue for third quarter 2007 was $674.0 million, an increase of $68.9 million, or 11.4%, over 2006. The increase in total revenue was driven by an 12.6% increase in merchandise sales, a 15.0% increase in retail fuel revenue and a 7.2% increase in wholesale fuel revenue as further discussed below.

Total Gross Profit. Total gross profit for third quarter 2007 was $66.5 million, an increase of $2.1 million, or 3.3%, over 2006. The increase was primarily attributable to increases in merchandise sales and margins, partly offset by decreased retail fuel gross profit.

Merchandise Sales and Gross Profit. Merchandise sales were $108.2 million for 2007, a $12.1 million, or 12.6%, increase over 2006. Our performance was due to a 7.9% merchandise same store sales increase, accounting for $7.4 million of the increase, with the balance due primarily to the addition of 17 new retail stores during the 12 months ended September 2007. Key categories contributing to the same store sales increase were cigarettes, Laredo Taco Company (LTC), packaged drinks and snacks. The increase in cigarette sales dollars was primarily due to a $1 per pack increase in cigarette tax in Texas effective January 1, 2007, which we were generally able to pass through to customers, which results in similar gross profit cents per pack, but reduces the gross margin percentage. LTC sales have increased due to the net increase of 20 new kitchens and mini-kitchens since September 2006 and growth at existing units. Merchandise gross profit was $35.9 million for the third quarter of 2007, a $4.9 million, or 16.0%, increase over 2006, which was driven by the increase in merchandise sales and an increase in gross profit margin from 32.2% to 33.2%. This strength was due to favorable mix changes and selected price increases across numerous categories. Our merchandise margins do not include other income.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $291.4 million, an increase of 15.0% from 2006, driven by a 13.1% increase in retail gallons sold. Average gallons per retail site increased by 10.7%. Retail motor fuel gross profit decreased by 14.7% from 2006, as gross profit per gallon was 15.8 cents in 2007 compared to a record 21.0 cents in 2006.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter of 2007 were $268.3 million, a 7.2% increase over 2006. The increase was attributable to a 5.2% increase in gallons sold and an increase of 2.0% in average wholesale motor fuel prices. Wholesale motor fuel gross profit of $7.4 million decreased 4.6% from 2006 as gross profit cents per gallon decreased 9.3% to 6.3 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $6.1 million for third quarter 2007 increased by 11.9% over 2006. Gross profit associated with other revenue was $5.9 million, an increase of 10.2% over 2006. The retail segment had other revenue of $4.9 million in 2007 compared to $4.4 million in 2006. Retail segment other gross profit was $4.9 million and $4.4 million in 2007 and 2006, respectively, as we record these service revenues on a net basis. The increase over last year was partially driven by an increase in income from ATM (due to new contract and pricing adjustments which began late in 2006) and prepaid services. The ATM and prepaid services increases were partly offset by declines in payphone and money order income. Other revenues and related gross profit for the wholesale segment were $1.0 million in both 2007 and 2006.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the third quarter 2007, personnel expense was $19.8 million, an increase of $2.4 million, or 14.1%, over 2006. The increase in personnel expense was primarily attributable to our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require proportionally more labor, are growing at a higher rate than our other merchandise sales categories and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For third quarter 2007, general and administrative expenses increased by $2.2 million, or 42.3%, from 2006. The increase was primarily due to additional public company expenses of approximately $0.6 million, which includes consulting costs for implementation of Sarbanes-Oxley compliance and additional legal and accounting fees, and a $0.6 million increase in non-cash stock based compensation expense related to options granted in October 2006.

Other Operating Expenses. Other operating expenses were flat from 2006, as a $0.7 million reduction in credit card fees offset the additional operating costs of the new stores.

Rent Expense. Rent expense for third quarter 2007 of $6.1 million was $0.6 million or 10.2% higher than 2006 due primarily to rent expense on additional leased stores.

Royalty Expense. Royalty expense was completely eliminated beginning in second quarter 2007, following completion of the conversion from the Circle K brand to our proprietary Stripes brand. Royalty expense for third quarter 2006 was $1.0 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for third quarter 2007 of $8.0 million was up $1.9 million or 30.6% from 2006 due to the new stores opened in 2006, and the related effects of finalizing purchase accounting in late 2006 for the December 2005 recapitalization transactions.

Income from Operations. Income from operations for third quarter 2007 was $7.8 million, compared to $11.9 million for 2006. The decrease is attributed to the decreases in fuel gross margin and the increases in personnel, general and administrative and rent expenses described above, which are partly offset by increases in merchandise gross profit and elimination of royalty expense.

Interest Expense, Net. Net interest expense for third quarter 2007 was $2.9 million, a decrease of $1.7 million from 2006 due to the redemption of $50.0 million of the 10  5/8% senior notes in November 2006.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax accrued for third quarter 2007 was $0.1 million, which was attributed to the state margin tax. There was no tax expense in third quarter 2006. See Note 9 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for the third quarter 2007 of $4.8 million, compared to net income of $7.4 million for 2006. The decrease is primarily due to the same factors impacting operating income, as described above, and the reduction in interest expense.

Adjusted EBITDA. Adjusted EBITDA for third quarter 2007 was $16.8 million, a decrease of $1.6 million, or 8.5%, compared to 2006. The decrease is primarily due to the decrease in fuel gross margin and the increases in personnel, public company and rent expenses, partly offset by higher merchandise gross profit and elimination of royalty expense, as described above. Retail segment Adjusted EBITDA of $12.5 million decreased by $0.6 million, or 4.5% compared to 2006, primarily due to the lower fuel margins and increased selling, general and administrative expenses. Wholesale segment Adjusted EBITDA of $6.1 million increased by $0.2 million, or 2.8%, from 2006. Other segment Adjusted EBITDA reflects net expenses of $1.8 million for the quarter, compared to $0.7 million for the same period in 2006. The $1.1 million increase was primarily due to increased corporate general and administrative expenses, primarily those related to our first year of being a public company, and additional staffing costs.

First Nine Months of 2007 Compared to First Nine Months of 2006

The following discussion of results for first nine months 2007 compared to first nine months 2006 compares the 39-week period of operations ended September 30, 2007, of Susser Holdings Corporation, to the 39-week period of operations ended October 1, 2006, of Stripes Holdings LLC.

Total Revenue. Total revenue for first nine months 2007 was $1,895.5 million, an increase of $117.9 million, or 6.6%, over 2006. The increase in total revenue was driven by a 11.2% increase in merchandise sales, an 8.1%

increase in retail motor fuel sales and a 3.4% increase in wholesale motor fuel sales.

Total Gross Profit. Total gross profit for first nine months 2007 was $183.4 million, an increase of $10.8 million, or 6.2%, over 2006. The increase was primarily attributable to increases in merchandise sales and retail motor fuel gallons as further discussed below.

Merchandise Sales and Gross Profit. Merchandise sales were $307.5 million for 2007, a $30.9 million, or 11.2%, increase over 2006. Our performance was due to a 6.5% merchandise same store sales increase, accounting for $17.3 million of the increase, with the balance due to the addition of 16 new retail stores during 2006 and nine in the first nine months of 2007. Key categories contributing to the same store sales increase were cigarettes, Laredo Taco Company, beer, snacks and packaged beverages. Merchandise gross profit was $99.9 million for 2007, a $9.4 million, or 10.4%, increase over 2006, which was driven by the increase in merchandise sales. Merchandise margins were 32.5%, down slightly from 32.7% in 2006. The decline in gross profit margin was largely driven by a 320 basis point decline in cigarette margins, from 20.8% in 2006 to 17.6% in 2007, due to the effect of the excise tax increase. Our merchandise margins do not include other income.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $813.8 million, an increase of 8.1% over 2006, driven by a 2.4% increase in the average retail price of motor fuel and a 5.6% increase in retail gallons sold. The increase in gallons was attributable to a 3.7% increase in average gallons per site and the opening of 16 new retail stores in 2006 and nine to date in 2007. Retail motor fuel gross profit increased by 5.5% over 2006 due to the additional gallons. Gross profit cents per gallon of 15.0 cents was approximately even with 2006.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2007 were $755.5 million, a 3.4% increase over 2006. Wholesale motor fuel gross profit of $18.0 million decreased 9.8% from 2006 as gross profit cents per gallon decreased to 5.2 cents for 2007 compared to 5.9 cents for 2006. The decrease was also partly due to a change in mix reflecting the sale of 25 unattended fueling sites in third quarter 2006.

Other Revenue and Gross Profit. Other revenue of $18.6 million for first nine months 2007 increased by 6.9% over 2006. Gross profit associated with other revenue was $17.8 million, an increase of 5.0% over 2006. The retail segment reported other revenue of $14.9 million in 2007 compared to $14.2 million in 2006. Retail segment other gross profit was $14.9 million and $14.2 million, respectively, as we record these service revenues on a net basis. The increase over last year was primarily driven by an increase in ATM income due to a new contract and pricing adjustments that began in late 2006. Other revenues and related gross profit for the wholesale segment were approximately $2.9 million in both 2006 and 2007.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For first nine months 2007, personnel expense was $57.7 million, an increase of $6.0 million, or 11.6%, over 2006. The increase in personnel expense was primarily attributable to our new store openings, which all have restaurants requiring incremental labor. Additionally, our restaurant sales, which require proportionately more labor, are growing at a much higher rate than our other merchandise sales and therefore are contributing to the increase in personnel expense.

General and Administrative Expenses. For first nine months 2007, general and administrative expenses increased by $5.0 million, or 34.4%, over 2006. The increase was primarily due to additional public company expenses of approximately $1.8 million, which includes consulting costs for Sarbanes-Oxley compliance and additional accounting and legal fees, a $1.7 million increase in non-cash stock based compensation expense over 2006 related to options granted in October 2006, and incremental corporate staffing costs, including additional financial and internal audit staff.

Other Operating Expenses. Other operating expenses increased by $0.2 million, or 0.5% over 2006. Decreases in credit card fees of $2.0 million and utilities of $0.3 million offset the increased operating costs of the new stores.

Rent Expense. Rent expense for first nine months 2007 of $18.3 million was $1.6 million, or 9.6%, higher than 2006, due primarily to rent expense on additional leased stores.

Royalty Expense. Royalty expense for first nine months 2007 was less than $0.1 million as the conversion from the Circle K brand to our proprietary Stripes brand was completed during the first quarter. Royalty expense for first nine months 2006 was $2.8 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first nine months of 2007 of $21.5 million was up $3.8 million, or 21.5%, from 2006 due to the new stores opened in 2006, and the related effects of finalizing purchase accounting in late 2006 for the December 2005 recapitalization transactions.

Income from Operations. Income from operations for first nine months 2007 was $17.7 million, compared to $21.1 million for 2006. The increases in gross profit were offset by increased personnel, general and administrative, rent and depreciation expenses, as described above.

Interest Expense, Net. Net interest expense for first nine months 2007 was $8.7 million, a decrease of $5.4 million from 2006 due to the redemption of $50.0 million of the 10 5/8% senior notes in November 2006.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax for first nine months 2007 was $0.5 million, which was attributed to the state margin tax. There was no tax expense in first nine months 2006. See Note 9 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income or Loss. We recorded net income for first nine months 2007 of $8.7 million, compared to $7.2 million for 2006. The increase is primarily due to the increases contributing to income from operations and the decrease in interest expense as described above.

Adjusted EBITDA. Adjusted EBITDA for first nine months 2007 was $41.3 million, an increase of $1.9 million, or 4.9%, compared to 2006. The increase is primarily due to the increase in gross profit and elimination of royalty expense, offset by the additional personnel, public company and rent expenses described above. Retail segment Adjusted EBITDA of $31.8 million increased by $6.0 million, or 23.4% compared to 2006, primarily due to increases in same store merchandise sales and the contribution from new stores. Wholesale segment Adjusted EBITDA of $14.4 million decreased by $0.8 million, or 5.5% from 2006 primarily due to the decrease in motor fuel gross profit, a portion of which is attributable to the sale of the unattended sites in June 2006. Other segment Adjusted EBITDA reflects net expenses of $4.9 million compared to $1.7 million for the same period in 2006. The increase of $3.3 million is primarily due to increased corporate general and administrative expenses, primarily those related to our first year of being a public company, and additional staffing costs.

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

Cash flows from operations were $28.5 million and $32.6 million for the first nine months of 2006 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital, along with the same factors resulting in improved Adjusted EBITDA. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $40.2 million of cash and cash equivalents on hand at September 30, 2007 compared to $1.9 million at October 1, 2006, and $32.9 million at December 31, 2006.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $18.6 million and $26.8 million during the third quarter of 2006 and 2007, respectively, and $39.5 million and $62.6 million during the first nine months of 2006 and 2007, respectively. During third quarter 2007 we completed a $30.5 million sale leaseback transaction of eleven retail stores, and we completed an additional sale leaseback of seven retail stores in November 2007 for net proceeds of $9.9 million. We opened two new retail stores during the third quarter 2007, bringing our store count to 331 as of September 30, 2007. We opened two more retail stores during October 2007, and currently have another nine stores under construction or under contract. We expect to open a total of 18 to 20 new retail stores during 2007. During fiscal 2007, we plan to invest approximately $35 to $45 million (net of approximately $45 million of lease financing) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities, including the rebranding to Stripes and Valero. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility and additional lease financing.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended December 31, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Retail stores:
Number at beginning of period	319	329	325
New stores	16	2	9
Closed stores	(10)	—	(3)

Number at end of period	325	331	331

Wholesale dealer locations:
Number at beginning of period	346	374	367
New locations	30	5	17
Closed locations	(9)	(2)	(7)

Number at end of period	367	377	377

We completed our rebranding initiative, in which we converted our stores from the Circle K brand to the Stripes brand, during the first quarter of 2007. We spent approximately $8.9 million on this initiative, of which $4.5 million was spent in 2006 and the balance in 2007. We paid $3.6 million in royalty expense for the use of the Circle K brand for the twelve months ended December 31, 2006. Royalty expense for the first quarter of 2007 was $66 thousand as we completed the rebranding, and was eliminated beginning the second quarter of 2007.

We also completed our fuel island rebranding project during the first quarter of 2007, in which we replaced CITGO supply of motor fuel with Valero at approximately 305 retail stores, in addition to some of our wholesale supply sites. We were responsible for the capital cost of rebranding each location, which totaled approximately $13.4 million. We spent $8.1 million during 2006 and the balance during 2007.

On November 13, 2007, we completed the acquisition of TCFS Holdings, Inc. for total merger consideration of approximately $359.2 million, of which $20.0 million will be held in escrow as two $10 million letters of credit and will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims. See Note 14 of the Notes to Consolidated Financial Statements for further discussion of this acquisition, and to “New Senior Credit Facilities” below.

Cash Flows from Financing Activities. At September 30, 2007, our outstanding long-term debt was $120.0 million.

Revolving Credit Facility. At December 31, 2006 and September 30, 2007, we had no outstanding draws under our $50.0 million revolving credit facility. Letters of credit amounted to $6.2 million, resulting in approximately $43.8 million of available borrowing capacity as of September 30, 2007. We are currently in compliance with all of the covenants related to this facility.

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

New Senior Credit Facilities. On September 20, 2007, Susser Holdings, L.L.C. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, entered into a Commitment Letter (the “Commitment Letter”) with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Merrill Lynch Capital Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, Wachovia Capital Markets, LLC, Wachovia Investment Holdings, LLC, Bank of Montreal and BMO Capital Markets, pursuant to which (a) Bank of America, Merrill Lynch Capital, Wachovia Bank and Bank of Montreal committed to provide up to $195.0 million in senior secured credit facilities to the Borrower, consisting of (1) a revolving credit facility of up to $90.0 million and (2) a term loan facility of $105.0 million, and (b) Banc of America Bridge, Merrill Lynch Capital Corporation, Wachovia Investment Holdings and Bank of Montreal committed to provide a $150.0 million senior unsecured bridge loan (together with the senior secured credit facilities, the “Facilities”). The Company did not draw upon the bridge loan, having consummated a $150.0 million new Senior Notes offering on November 13, 2007. These facilities were used to partially fund the acquisition of TCFS Holdings, Inc. (See Note 14, Subsequent Events, regarding the acquisition of TCFS Holdings, Inc.) In addition, the revolving portion of the new senior credit facilities replaced the Company’s existing revolving credit facility and will be used for ongoing working capital and general corporate needs, as well as to partially fund the acquisition of TCFS Holdings, Inc.

Properties. We completed a sale/leaseback of 74 properties in December 2005, five properties in December 2006, two properties in May 2007 and eleven properties in September 2007. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 31, 2006	September 30, 2007
Operating sites – fee owned:
Retail	119	127
Wholesale	41	44

Total fee owned	160	171

Operating sites – leased:
Retail	206	204
Wholesale	14	17

Total leased	220	221

Office locations – fee owned	6	6
Properties currently being developed	5	9
Properties held for future development	4	4
Surplus properties for sale	27	37

We own the headquarters facility of our retail segment, which consists of approximately 27,000 square feet of office space located in Corpus Christi. We also own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet in Houston, and the headquarters of APT, which consists of approximately 25,000 square feet of office and warehouse space in Corpus Christi. We have entered into a lease agreement for an approximately 83,000 square foot building that we are remodeling to consolidate our four Corpus Christi facilities into one location and to alleviate current overcrowding. The annual lease expense is approximately $144,000, net of taxes, insurance and maintenance. We plan to move during the summer of 2008, and to sell or lease the existing office locations.

Long Term Liquidity. In addition to the financing completed in the December 2005 transactions, our initial public offering and the new credit facilities described above, we expect that our cash flows from operations, lease financings and revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. In addition, any of the items discussed in detail (or referred to) under “Item 1A. Risk Factors” of Part II of this document may also significantly impact our liquidity.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last eleven quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2005						2006						2007
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter (a)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter	First Quarter	Second Quarter		Third Quarter
	(dollars and gallons in thousands)
Merchandise sales	$76,206	$85,918		$86,686		$80,720	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227
Motor fuel sales:
Retail	165,983	191,012		215,257		208,189	228,295	271,024		253,300		200,385	224,685	297,751		291,413
Wholesale	149,662	179,274		221,155		214,668	203,281	277,453		250,184		192,719	204,430	282,829		268,252
Other income	5,498	5,495		5,033		5,508	5,936	5,968		5,479		5,792	6,170	6,290		6,130

Total revenue	397,349	461,699		528,131		509,085	523,311	649,158		605,104		487,586	528,650	692,795		674,022
Merchandise gross profit	24,190	28,659		27,934		25,667	28,130	31,417		30,978		28,567	29,960	34,043		35,921
Merchandise gross profit percentage	31.7%	33.4%		32.2%		31.8%	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%
Motor fuel gross profit:
Retail	$7,897	$12,330		$15,781		$13,915	$9,487	$15,520		$20,225		$8,686	$12,106	18,352		17,247
Wholesale	3,877	5,301		6,804		8,303	5,242	6,988		7,780		5,004	4,283	6,337		7,420
Other gross profit	5,365	5,362		4,917		5,273	5,815	5,756		5,341		5,842	6,046	5,831		5,885
Total gross profit	41,329	51,652		55,436		53,158	48,674	59,681		64,324		48,099	52,395	64,563		66,473

Income from operations	1,648	9,532		9,035		(13,788)	638	8,515		11,938		(2,570)	629	9,247		7,785
Income before tax	(1,801)	5,788		6,520		(31,149)	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394		4,964
Income tax expense	—	—		—		—	—	—		—		(48)	(260)	(120)		(123)

Net income	$(1,801)	$5,788		$6,520		$(31,149)	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841

Fuel gallons:
Retail	90,680	94,304		88,728		94,229	103,210	101,109		96,249		94,770	101,793	106,624		108,874
Wholesale	105,561	110,018		110,934		115,030	109,811	117,863		112,944		110,355	111,585	118,682		118,767
Motor fuel margin (cents per gallon):
Retail (b)	8.71 ¢	13.08	¢	17.81	¢	14.77 ¢	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢	15.84	¢
Wholesale	3.67 ¢	4.82	¢	6.12	¢	7.22 ¢	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢	6.25	¢

(a)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 transactions.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At September 30, 2007, we had a $50.0 million revolving credit facility bearing interest at variable rates, although there were no outstanding draws on the revolver as of that date.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest rate swaps in place at December 31, 2006, or September 30, 2007.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of our 2007 fiscal year. The evidence of such compliance is due no later than the time we file our annual report on Form 10-K for 2007. We believe adequate resources and expertise, both internal and external, have been put in place to meet this requirement. We will be required to comply with Section 404 no later than one year from the date of closing the acquisition of TCFS Holdings, November 13, 2007 (See Note 14 in Notes to Consolidated Financial Statements), with regard to TCFS Holdings and subsidiaries. We believe adequate resources and expertise are also in place to meet this requirement.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, and the additional risk factors below, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report and below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

The integration of Town & Country will demand significant resources and there can be no assurance that the performance and trends of Town & Country will continue following the Acquisition.

In evaluating the terms of the acquisition of Town & Country, we analyzed the business of Town & Country and made certain assumptions concerning their future operations. A principal assumption was that following the acquisition, the historical operating results of Town & Country will continue into the future. There can be no assurance, however, that this assumption is correct or that our business and the business of Town & Country will be successfully integrated in a timely manner or that anticipated cost synergies will be realized in the future. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Integrating corporate and administrative infrastructures;

•	Coordinating operating and marketing functions;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Coordinating geographically separate organizations;

•	Successfully rebranding the acquired stores; and

•	Retaining key employees

The future impact of the change in trademarks and trade names and of other changes on the business and operations of Town & Country cannot be fully predicted, and the lack of an established brand image for the Stripes name in the convenience store markets served by Town & Country may adversely affect our business.

Currently unknown liabilities of Town & Country may harm our financial conditions and operating results.

Because the acquisition of Town & Country is structured as a merger acquisition, we will assume all of the liabilities of Town & Country, including liabilities that may be unknown. We have obtained certain representations and warranties and indemnification provisions from Town & Country concerning contingent liabilities and other obligations that will reduce the risk we will bear for unknown liabilities. However, there may be situations where these indemnification provisions do not provide us with protection from certain obligations and liabilities. These obligations and liabilities could harm our financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Exhibit No.	Description
3.1	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation. *

10.1	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

†	Filed herewith.
*	Incorporated by reference to Exhibit 3.1 to the Registrant’s amended current report on Form 8-K/A filed September 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: November 14, 2007
	By	/s/ Mary E. Sullivan
Mary E. Sullivan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation. *

10.1	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act†

†	Filed herewith.
*	Incorporated by reference to Exhibit 3.1 to the Registrant’s amended current report on Form 8-K/A filed September 21, 2007.