Form 10-K
period 2007-12-30
Susser Holdings CORP
filed 2008-03-14
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2007

Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4433 Baldwin Boulevard

Corpus Christi, Texas 78408

(Address of principal executive offices, including zip code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of July 1, 2007 was $120,858,356.

As of March 10, 2008, there were issued and outstanding 17,025,338 shares of the registrant’s common stock.

Documents Incorporated by Reference

None

SUSSER HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

General

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of December 30, 2007, following our November 13, 2007 acquisition of Town & Country Food Stores, Inc., our retail segment operated 504 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the fiscal year ended December 30, 2007, we purchased 921.7 million gallons of branded and unbranded motor fuel from refiners for distribution to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. We believe our unique retail/wholesale business model, scale, and foodservice and merchandising offerings, combined with our highly productive new store model and selected acquisition opportunities, position us for ongoing growth in sales and profitability.

Our principal executive offices are located at 4433 Baldwin Boulevard, Corpus Christi, Texas 78408. Our telephone number is (361) 884-2463. Our internet address is www.susser.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

References in this annual report to “Susser,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to “TCFS” refer to TCFS Holdings, Inc., which is the parent company of Town & Country Food Stores, Inc., or “Town & Country.” References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2007” are to the 52 weeks ending December 30, 2007; references to “2006” are to the 52 weeks ending December 31, 2006 and references to “2005” are to the 52 weeks ending January 1, 2006.

History

The Susser family entered the motor fuel retailing and distribution business in the 1930s. Sam L. Susser, our President and Chief Executive Officer, joined us in 1988, when we operated five stores and had revenues of $8.4 million. We have demonstrated a strong track record of internal growth and ability to successfully integrate acquisitions in both the retail convenience store and wholesale fuel distribution segments.

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P, or “Wellspring,” merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity, and Wellspring becoming a significant stockholder along with Sam L. Susser and members of our senior management. On October 24, 2006, we completed an initial public offering, or “IPO” of our common stock, broadening our ownership base with new public stockholders. Concurrent with our initial public offering, we became the holding company of Stripes Holdings LLC and its subsidiaries.

On November 13, 2007, we acquired TCFS, which included 168 convenience stores in West Texas and Eastern New Mexico, in a transaction valued at approximately $356 million. We refer to the acquisition of TCFS and the related financing transactions as the “TCFS Acquisition.”

Retail Operations

As of December 30, 2007, our retail segment operated 504 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the eleven and a half years ended November 2006 we were a licensee of TMC Franchise Corporation, a subsidiary of Alimentation Couche-Tard, during which our retail stores operated under the Circle K banner. We began rebranding our stores to our proprietary Stripes banner during the second quarter of 2006 and completed our rebranding during the first quarter of 2007. The Town & Country retail stores acquired operate under the Town & Country and Village Market brands. As of December 30, 2007, we had 337 stores operating under the Stripes brand, 160 stores under the Town & Country brand and 7 stores under the Village Market brand. Our business experiences substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The retail segment produced revenues and gross profit of $1,676.8 million and $232.7 million, respectively, for fiscal 2007 and had total assets of $730.4 million as of December 30, 2007. The following table sets forth retail revenues and gross profit for 2007, giving effect to 48 days of TCFS operating results:

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise	$390,021	23.3%	$119,506	51.4%
Foodservice	54,197	3.2	25,060	10.8
Service and other	20,843	1.2	20,846	8.9
Motor fuel	1,211,751	72.3	67,334	28.9

Total	$1,676,812	100.0%	$232,746	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Fiscal Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
	(dollars in thousands)
Merchandise sales	$280,799	$306,990	$329,530	$365,343	$444,218
Average merchandise sales per store	916	998	1,055	1,142	1,270
Merchandise same store sales growth(1)	4.1%	4.8%	3.6%	6.1%	7.7%
Merchandise margin, net of shortages	32.0%	32.2%	32.3%	32.6%	32.5%

(1)	Excludes impact of 48 days of Town & Country operations.

We stock 2,300 to 3,000 merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed several proprietary offerings unique to our stores: Laredo Taco Company and Country Cookin’ restaurants, Café de la Casa custom blended coffee, Slush Monkey frozen carbonated beverages, Quake energy drink and our Royal brand cigarettes. Each of these proprietary offerings, along with our prominent fountain drink offering, generates higher gross margins than our non-proprietary merchandise average, and we emphasize these offerings in our marketing campaigns. Our stores also offer candy, packaged foods, magazines and newspapers, health and beauty aids and a variety of other non-food items. We own and operate ATM, pay telephone and proprietary money order systems in most of our stores and also provide other services such as lottery, prepaid telephone cards and wireless services, and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 38 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products. Seven of the stores acquired from Town & Country operate under the Village Market banner, and supply an extended range of grocery products to small rural communities.

Laredo Taco Company is our original in-house, proprietary restaurant operation featuring breakfast tacos, lunch tacos, fried and rotisserie chicken and other hot food offerings targeted to the local populations in the markets we serve. Laredo Taco Company is in 169 of our stores and features in-store kitchens allowing us to make fresh food on the premises daily. Country Cookin’ is a legacy proprietary restaurant operation of Town & Country that features breakfast sandwiches and burritos for breakfast and fried chicken, finger foods and freshly grilled hamburgers for lunch and dinner in 102 locations. These offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We are continuing to drive same store restaurant sales growth and transaction size by broadening our menus and extending hours of operation.

Our retail segment merchandising category sales for the periods presented are as follows:

	Fiscal Year Ended
	January 1, 2006		December 31, 2006		December 30, 2007
	(dollars in millions)
	Sales	% of Total	Sales	% of Total	Sales	% of Total
Beer	$67.3	20.4%	$73.4	20.1%	$84.0	18.9%
Foodservice	57.7	17.5	70.9	19.4	89.6	20.2
Cigarettes	59.9	18.2	62.0	17.0	82.8	18.6
Packaged drinks	53.2	16.1	61.0	16.7	69.5	15.7
Snacks	17.4	5.3	20.0	5.5	23.0	5.2
Nonfoods	16.1	4.9	17.7	4.8	17.4	3.9
Other	57.9	17.6	60.3	16.5	77.9	17.5

Total	$329.5	100.0%	$365.3	100.0%	$444.2	100.0%

We purchase more than 40% of our merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to substantially all of our retail stores. We entered into a new three-year supply agreement with McLane in December 2007. We purchase products at McLane’s cost, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane, and pay McLane an agreed upon delivery fee by region, subject to fuel cost-related surcharges or credits. We also purchase a variety of merchandise, including soda, beer, bread, dairy products, ice cream and snack foods, directly from a number of vendors and their wholesalers. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry any significant customer receivables in the retail segment.

Motor Fuel Operations. We offer Valero, Shamrock, Chevron, Shell, Texaco, Phillips 66 and Exxon branded motor fuel and unbranded motor fuel at 496 of our convenience stores, approximately 63% of which were branded under the Valero name as of December 30, 2007. We entered into a new fuel supply agreement with Valero Marketing and Supply Company in July 2006 and completed the rebranding of most of our retail fuel locations, which had previously been branded CITGO, during first quarter 2007. We purchase all of our motor fuel from our wholesale segment at a price reflecting product cost plus our transportation cost. Most fuel is purchased by the load as needed to replenish supply at the stores, although some fuel is purchased in pipeline batches.

Our retail fuel margins per gallon tend to be lower than industry averages due to the saturation of hypermarkets in the markets we serve. From 1996 to 2000, our motor fuel gross profit declined by approximately four cents per gallon compared to the preceding five-year period, reflecting this competitive environment. Since 1999, we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure while improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage, have positioned us to effectively compete with these hypermarkets. As a result, our subsequent annual motor fuel cents per gallon has stabilized and slightly improved as we are able to benefit from our more favorable procurement costs and economies of scale. The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Fiscal Year Ended
	December 28, 2003		January 2, 2005		January 1, 2006		December 31, 2006		December 30, 2007
Motor fuel sales(1)	$460,022		$585,966		$780,441		$953,004		$1,211,751
Motor fuel gallons sold	326,958		343,869		367,941		395,338		456,527
Average gallons sold per store	1,077		1,125		1,186		1,243		1,316
Average retail price per gallon(1)	$1.41		$1.70		$2.12		$2.41		$2.65
Retail gross profit cents per gallon(2)	11.9	¢	12.7	¢	13.6	¢	13.6	¢	14.7	¢
Stores selling motor fuel (average)	303		304		317		318		346

(1)	Includes excise tax.
(2)	Before the cost of credit cards, fuel maintenance and environmental expenses.

Store Locations. As of December 30, 2007, we operated 504 stores, 457 of which were in Texas, 28 of which were in New Mexico, and 19 of which were in Oklahoma. All but 56 of our stores are open 24 hours a day, 365 days a year. All but eight stores sell motor fuel. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 99% of our convenience stores are freestanding facilities, which average 3,300 square feet. The 72 stores we have built since January 2000 average approximately 4,800 square feet and are built on large lots with much larger motor fueling and parking facilities. The seven Village Market grocery stores average approximately 12,500 square feet.

The following table provides the regional distribution of our retail stores as of December 30, 2007:

Region	Number of Stores
Rio Grande Valley(1)	156
Corpus Christi	95
San Angelo	59
Midland	42
Lubbock	38
Laredo	33
Eastern New Mexico	28
Texoma(2)	26
Victoria	21
Houston	6

Total	504

(1)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.
(2)	Includes Wichita Falls, Texas, and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Fiscal Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
Number of stores at beginning of period	306	305	306	319	325
New stores	5	10	15	9	17
Acquired stores	—	2	1	7	169
Closed, relocated, or divested stores	(6)	(11)	(3)	(10)	(7)

Number of stores at end of period	305	306	319	325	504

Stripes Rebranding. Our royalty expense for the rights to use the Circle K banner at our stores was $3.6 million for the fiscal year ended December 31, 2006. We elected not to renew the Circle K licensing agreement, and to rebrand all of our convenience stores to our proprietary Stripes brand. We completed the rebranding during the first quarter of 2007 for a one-time capital investment of approximately $8.6 million. To support our proprietary Stripes brand, we increased our annual marketing expense by approximately $0.8 million beginning in fiscal 2006. We did not experience any adverse impacts on our store operations or customer traffic and spending from our rebranding initiative. We believe rebranding to Stripes affords us more flexibility for future growth while enhancing our profitability. In addition, we are no longer limited by the geographic restrictions set forth in the Circle K license agreement which limited the markets we could operate under the Circle K brand. We plan to rebrand the Town & Country convenience stores to our Stripes brand, commencing in the second half of 2008. We expect to spend $9 to $14 million in the rebranding of the Town and Country stores to our Stripes brand, with $4 to $7 million expected to be spent in 2008. The rebranding effort is expected to continue into 2009. The final cost of rebranding will depend partly on our fuel branding decisions which are still pending.

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

Our management information systems obtain detailed store level sales and volume data on a daily basis and generate gross margin, payroll and store contribution data on a weekly basis. We utilize price scanning and electronic point-of-sale, or EPOS, technology in all of our retail convenience stores that is consolidated on a single platform, VeriFone Ruby/Sapphire System, supported by on-site computers that are networked to our central server and back office. We manage our motor fuel inventory through TelaPoint, which enables us to monitor and coordinate fuel inventory management with our motor fuel vendors. This product has allowed us to better control inventory levels.

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, scheduling, payroll and trend reports, are supported by PDI software, a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing, merchandising strategies and price book, automates the traditional store paperwork process and improves the speed and accuracy of category management, restaurant expenses and inventory control. Data collected by the PDI system is consolidated for financial reporting, data analysis and category management purposes by a Hyperion database. The Company leverages its information technology and finance systems to manage proprietary money order, payphone and ATM networks.

Our physical information technology equipment consists of a wide area network that spans Texas, New Mexico and Oklahoma, providing connectivity to our corporate and regional offices and most of our convenience stores. The majority of our convenience stores communicate through broadband technology, with the balance using dial-up technology.

Our network and systems are kept up to date by annual capital investments, replacing end of life hardware and updating software versions. We also invest capital in firewall, remote access security, and virus and spam protection to ensure a high level of network security against intrusion from external threats. We have business policies and processes around access controls, password requirements, change management and systems and data redundancy to enhance systems integrity.

Town & Country also uses the PDI software and VeriFone EPOS systems, which is partly integrated into our systems at the current time. We expect to complete the systems and communications integration by mid-2008. Town & Country also utilizes the KSS pricing system as a tool for managing retail fuel pricing.

Wholesale Operations

Wholesale Motor Fuel Distribution. We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of the combined motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. Our wholesale motor fuel segment purchases branded and unbranded motor fuel from refiners and distributes it to: (i) our retail convenience stores; (ii) 387 contracted independent operators of convenience stores, which we refer to as dealers; and (iii) commercial users, unbranded convenience stores and five unattended fueling facilities. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe we are among the largest distributors of Valero and Chevron branded motor fuel in the United States, and we also distribute CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. For the year ended December 30, 2007, we supplied 456.5 million gallons of motor fuel to our retail stores (including fuel purchased directly by Town & Country from the refiners) and 465.2 million gallons of motor fuel to other customers. We receive a fixed fee per gallon on approximately 79% of our third-party wholesale gallons sold, which reduces the overall variability of our financial results. We are in the process of evaluating and transferring Town & Country’s fuel supply agreements to our wholesale segment. The wholesale segment produced third-party revenues and gross profit of $1,039.6 million and $28.5 million, respectively, for fiscal 2007. The wholesale segment had total assets of $107.8 million as of December 30, 2007.

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Fiscal Year Ended December 30, 2007
	Gallons in thousands	% of total
Our retail stores	456,527	49.5%
Dealers	335,376	36.4%
Other commercial users	129,810	14.1%

Total	921,713	100.0%

No individual third-party customer is material. The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment) for the last five years:

	Fiscal Year Ended
	December 28, 2003		January 2, 2005		January 1, 2006		December 31, 2006		December 30, 2007
Motor fuel sales (in thousands)(1)	$389,074		$540,482		$764,759		$923,637		$1,035,469
Motor fuel gallons sold (in thousands)	393,765		427,255		441,543		450,972		465,186
Average wholesale price per gallon(1)	$0.99		$1.27		$1.73		$2.05		$2.23
Wholesale gross profit cents per gallon(2)	4.3	¢	4.1	¢	5.5	¢	5.6	¢	5.3	¢

(1)	Excludes excise tax.
(2)	After the Company’s portion of credit card fees, but before maintenance and environmental expenses.

Distribution Network. As of December 30, 2007, our wholesale motor fuel distribution locations consisted of 387 dealer locations under long-term contract. We also supply unbranded fuel to numerous other customers.

The following table provides a history of our dealer location openings, conversions, acquisitions and closings for the last five years:

	Fiscal Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
Number of dealer locations at beginning of period	334	332	333	346	367
New locations	17	32	30	30	30
Closed or divested locations	(19)	(31)	(17)	(9)	(10)

Number of dealer locations at end of period	332	333	346	367	387

Arrangements with Dealers. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. Our wholesale segment maintains minimal inventories, consisting of consigned fuel inventory at 76 dealer locations as of December 30, 2007. We may provide credit terms to our wholesale customers, which are generally seven days.

The following table describes the percentage of gallons sold by us attributable to supply agreements and consignment arrangements for fiscal 2007:

	Gallons in Thousands	% of Total Dealer Volume
Supply agreements	235,310	70.2%
Consignment arrangements	100,066	29.8%

Total	335,376	100.0%

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

Supplier Arrangements. We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell, Texaco and Valero brands to our retail convenience stores and to 387 independently operated sites within our wholesale network. Branded motor fuels are purchased from major oil companies under supply agreements. On July 28, 2006, we entered into a new supply agreement with Valero Marketing and Supply Company to supply motor fuel to all of our Stripes retail stores that were previously supplied by CITGO, new retail stores in certain geographic areas and selected wholesale locations. In connection with this new supply agreement, we rebranded all of our existing retail fuel islands that were supplied by CITGO to the Valero, Shamrock or Stripes brand. For fiscal 2007, Valero supplied approximately 52% and Chevron supplied approximately 25% of our motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been distributors for Chevron since 1996 and we have a contract with Chevron until March 2008, which we expect to be renewed on similar terms. We purchase the motor fuel at the supplier’s applicable price per terminal which typically changes on a daily basis. Each supply agreement generally has an initial term of three years. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, compliance with supplier’s requirements, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including if we were to fail to make payments when due, or if our company is involved in fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligate the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. Moreover, in some cases, supply agreements provide that motor fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded motor fuel. We also purchase unbranded motor fuel for distribution either on a spot or a rack basis.

We generally arrange for a third-party transportation provider to take delivery of the motor fuel at the terminal and deliver it to the appropriate sites in our distribution network. Under these arrangements, we take legal title to the motor fuel we purchase when we receive the motor fuel at the rack. A large portion of our motor fuel is transported by one third-party transport company, pursuant to a contract that automatically renews for six month periods unless terminated by either party. In addition, we also acquired a fleet of 18 fuel transportation vehicles in connection with our acquisition of TCFS, which continue to deliver fuel to the majority of our Town & Country branded conveniences stores. Effective with the beginning of fiscal 2008, we transferred these assets to a new wholly-owned subsidiary in our wholesale division called GoPetro Transport LLC.

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

Technology. Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain motor fuel prices, place motor fuel orders and review motor fuel invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our dealers make payments to us by electronic funds transfer. We also use software licensed from Structured Management Systems, or SMS, for accounting, billing and motor fuel procurement processing. We extract data from SMS and upload the data into the Hyperion database for corporate financial consolidation.

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

Our wholesale segment competes with major oil companies that distribute their own products, as well as other independent motor fuel distributors. We may encounter more significant competition if major oil companies increase their own motor fuel distribution operations or if our wholesale customers choose to purchase their motor fuel supplies directly from the major oil companies. Major competitive factors for our wholesale segment include, among others, customer service, price, range of services offered and quality of service.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including “Stripes,” “Laredo Taco Company” (proprietary foodservice), “Bun on the Run” (stuffed pastry introduced in 2003), “Texas Pride” (unbranded motor fuel), “Café de la Casa” (custom coffee blend) and “Slush Monkey” (proprietary frozen carbonated beverage). We are not aware of any facts which would negatively affect our continuing use of any of the above trade names, service marks or trademarks.

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

Environmental Laws and Regulations. We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of regulated materials, the exposure of persons to regulated materials, remediation of contaminated soil and groundwater and the health and safety of our employees.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We have received notice from Texas Commission on Environmental Quality (TCEQ), that the TCEQ considers us, in addition to many other entities, to be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas. Based on currently available information, we do not believe our liability, if any, will be material. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of underground storage tanks and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $0.8 million on these compliance activities for the fiscal year ended December 30, 2007. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs. We recorded expenses of $0.4 million during fiscal 2007 for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2007 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund.

Environmental Reserves. As of December 30, 2007, Susser had environmental reserves of $2.6 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks, at approximately 47 currently and formerly owned and operated sites. Approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 21 of these sites, for which we estimate we will receive approximately $1.6 million in reimbursement from the Texas Petroleum Storage Tank Remediation fund. Reimbursement will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011. The remaining reserve of $1.1 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 26 additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. There are 27 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.7 million that represent our estimate for future asset retirement obligations for underground storage tanks.

There are currently 17 sites with known contamination owned or operated by Town & Country. We believe all remediation obligations with respect to these sites will be eligible for reimbursement under Texas or New Mexico remediation funds.

Sale of Alcoholic Beverages and Tobacco Products. In certain areas where our stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages, or prohibit the sale of alcoholic beverages, and restrict the sale of alcoholic beverages and cigarettes to persons older than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to stores for the improper sale of alcoholic beverages and cigarettes. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and cigarettes is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may mitigate the effect of any liability.

Safety. We are subject to comprehensive federal, state and local safety laws and regulations. These regulations address issues ranging from facility design, equipment specific requirements, training, hazardous materials, record retention, self-inspection, equipment maintenance and other worker safety issues, including workplace violence. These regulatory requirements are fulfilled through health, environmental and safety programs.

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

Employees

As of December 30, 2007, we employed 6,156 persons, of which approximately 68% were full-time employees. Approximately 91% of our employees work in our retail stores, approximately 1% in our wholesale segment and 8% in our corporate or field offices. Our retail stores typically employ an average of 7 to 15 individuals, who are supervised by a single store manager, and one to three assistant store managers. Our retail division’s field management staff consists of 64 area managers, each of whom is responsible for five to eleven stores, and eight division managers, each of whom is responsible for approximately 52 to 100 stores. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston and employs dealer territory managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Directors and Executive Officers

The following table sets forth the names and ages (as of March 1, 2008) of each of our directors or executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	44	President, Chief Executive Officer and Director
E.V. Bonner, Jr.	52	Executive Vice President, Secretary and General Counsel
Rocky D. Dewbre	42	Executive Vice President and President/Chief Operating Officer-Wholesale
W. Alvin New	44	Executive Vice President and President and Chief Executive Officer—Retail Operations
Mary E. Sullivan	51	Executive Vice President, Chief Financial Officer and Treasurer
William F. Dawson, Jr.	43	Director
Bruce W. Krysiak	57	Director
David P. Engel	57	Director
Armand S. Shapiro	66	Director
Sam J. Susser	68	Director
Jerry E. Thompson	58	Director

Sam L. Susser has served as our President and Chief Executive Officer since 1992. From 1988 to 1992, Mr. Susser served as our General Manager and Vice President of Operations. From 1985 through 1987, Mr. Susser served in the corporate finance division and the mergers and acquisitions group with Salomon Brothers Inc, an investment bank. Mr. Susser currently serves as a director of a number of charitable, educational and civic organizations. Sam L. Susser is the son of Sam J. Susser, who is also a member of Susser Holdings Corporation’s board of directors.

E.V. Bonner, Jr. has served as our Executive Vice President and General Counsel since March 2000. Prior to joining us, Mr. Bonner was a stockholder in the law firm of Porter, Rogers, Dahlman & Gordon, P.C. from 1986 to 2000. He is board certified in commercial real estate law by the Texas board of legal specialization. Mr. Bonner has been involved in numerous charitable, educational and civic organizations.

Rocky B. Dewbre has served as our Executive Vice President and President/Chief Operating Officer-Wholesale since January 2005. Mr. Dewbre served as our Executive Vice President and Chief Operating Officer-Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining us in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991.

W. Alvin New has served as our Executive Vice President and President/Chief Executive Officer-Retail Operations since November 2007. Mr. New was previously with TCFS Holdings, Inc., the parent company of Town & Country Food Stores, Inc., since 1984 where he held various positions, the most recent being as President and Chief Executive Officer and a member of the Board of Directors from November 2002. Mr. New has announced his intention to resign, but will continue in his current role until approximately May 31, 2008.

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

William F. Dawson, Jr. has been a partner at Wellspring, a private equity firm, since 2001 and has served as a member of our board of directors since December 2005. Mr. Dawson previously chaired the middle-market buyout group at J.H. Whitney & Co., a private equity firm, and, from 1986 until 2000, was with Donaldson, Lufkin & Jenrette Securities Corporation, an investment bank, where he most recently served as Managing Director. Mr. Dawson serves on several private company boards controlled by Wellspring.

Bruce W. Krysiak has served as our director and Non-Executive Chairman since 2000. Mr. Krysiak has been Chairman of EDABB, Inc., a personal investment company, since 1999. Prior to 1999, Mr. Krysiak served as the President and Chief Operating Officer of Toys “R”Us from 1998 to 1999, of Dollar General Corporation from 1996 to 1997 and of Circle K Corporation from 1995 to 1996. Currently, Mr. Krysiak serves as the non-executive chairman of the board of directors of LA Dove, Inc., a hair care products manufacturer, and Quantum Health, an offeror of coordinated health care plans for self-insured employers. In addition, Mr. Krysiak serves as a member of the board of directors of several privately held entities. Mr. Krysiak also served on our board of directors in 1995 and 1996.

David P. Engel has served as a member of our board of directors since September 2007. Mr. Engel has been the principal of Corpus Christi-based Engel and Associates, LLC, since 1991 which provides business management consulting services to public and private companies in the areas of financial performance improvement, acquisitions and divestitures. Prior to joining Engel and Associates, LLC, Mr. Engel was president of Airgas Southwest, Inc. and was CEO, president and owner of Welders Equipment Company. Mr. Engel serves on the board of directors of several privately held companies. Mr. Engel also served on our board of directors from 1999 to 2005.

Armand S. Shapiro has served as our director since 1997 and also chairs the audit committee. Mr. Shapiro serves as a business consultant/mentor to chief executive officers of private companies to develop strategies to improve growth and profitability of the companies. He served from October 2001 through January 2006 on the board of directors of Bindview Development Corporation, then a publicly traded corporation that provided software for proactively managing information technology security compliance operations. Mr. Shapiro was the Chairman and Chief Executive Officer of Garden Ridge Corporation from 1990 until June 1999. During the 1980’s, Mr. Shapiro also served as President, a member of the executive management team, and a director of Computer Craft, Inc., then a publicly traded retailer of computer products. He was previously a partner and Chief Operating Officer of Modern Furniture Rentals, Inc., a family-owned and operated business. Mr. Shapiro is a graduate of Renesselaer Polytechnic Institute and has served as an officer in the United States Army.

Sam J. Susser has served as a member of our board of directors since 1988 and was our chairman from 1988-1992. Mr. Susser was also the Chairman and Chief Executive Officer of Plexus Financial Services, a holding company based in Dallas, Texas, from 1987 through 1991. Mr. Susser’s experience includes various positions with The Southland Corporation (7-Eleven, Inc.), Plexus Financial Services and CITGO Petroleum

Corporation, where he served as President. Mr. Susser is a director and past chairman of the Audit Committee of Alberto-Culver Company, a manufacturer and marketer of personal care and household brands. Mr. Susser previously has served on the board of directors of Garden Ridge Pottery and Computer Craft, Inc. Sam J. Susser is the father of Sam L. Susser, our President and Chief Executive Officer and a director.

Jerry E. Thompson has served as a member of our board of directors since May 2006. Mr. Thompson is President and Chief Executive Officer of the general partner of TEPPCO Partners, L.P., a publicly traded master limited partnership operating in segments including refined petroleum products, liquified petroleum gases and petrochemical transportation and storage. Mr. Thompson joined TEPPCO in April 2006 after a 35-year career with CITGO Petroleum Corporation. At the time of his retirement from CITGO in March 2006, Mr. Thompson had served as Chief Operating Officer of CITGO since 2003 and had served as Senior Vice President since 1998. Mr. Thompson also serves on the board of Texas Eastern Products Pipeline Company, LLC.

Roger D. Smith, who was our Executive Vice President and Chief Operating Officer—Retail, resigned effective November 13, 2007. Ronald D. Coben, who was our Executive Vice President and Chief Marketing Officer, resigned effective February 1, 2008. W. Alvin New, our current Executive Vice President and President and Chief Executive Officer of Retail Operations, has announced his intention to resign, but will continue in his current role until approximately May 31, 2008.

Item 1A.	Risk Factors

The convenience store industry is highly competitive and impacted by new entrants and our failure to effectively compete could result in lower sales and lower margins.

The geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.

Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our profitability.

For the fiscal year ended December 30, 2007, our motor fuel revenue accounted for 82.7% of total revenues and our motor fuel gross profit accounted for 35.1% of gross profit. For the fiscal year ended December 30, 2007, motor fuel accounted for 28.9% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

The integration of Town & Country will demand significant resources and there can be no assurance that the historical performance and trends of Town & Country will continue.

In evaluating the terms of the Town & County Food Stores Acquisition, we analyzed the business of Town & Country and made certain assumptions concerning their future operations. A principal assumption was that following the Town & County Food Stores Acquisition, the historical operating results of Town & Country would continue into the future. There can be no assurance, however, that this assumption is correct or that we will successfully complete the integration of our business and the business of Town & Country in a timely manner or that anticipated cost synergies will be realized in the future. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

Because the Town & County Food Stores Acquisition was structured as a merger acquisition, we assumed all of the liabilities of Town & Country, including liabilities that may be unknown. We obtained certain representations and warranties and indemnification provisions from Town & Country concerning contingent liabilities and other obligations in order to reduce the risk of unknown liabilities. However, there may be situations where these indemnification provisions do not provide us with protection from certain obligations and liabilities. These obligations and liabilities could harm our financial condition and operating results.

Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact our revenues and profitability.

For the fiscal year ended December 30, 2007, sales of cigarettes accounted for 3.0% of our total revenue; 5.3 % of our total gross profit; 4.9% of our retail division’s revenues; and 6.0% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. The Texas legislature increased cigarette taxes by $1 per pack, effective January 1, 2007. We believe that the increase has resulted in a lower volume of carton sales of cigarettes. We cannot predict whether this trend will continue into the future. Further, significant increases in cigarette-related taxes and fees have been proposed and are likely to continue to be proposed or enacted at the federal level. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

Currently, major cigarette manufacturers offer rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business and results of operations.

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

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, health or other issues that could cause guests to avoid our restaurants.

We may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, restaurant facilities, employee relations or other matters related to our operations may materially adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.

It is critical to our reputation that we maintain a consistent level of high quality at our restaurants. Health concerns, poor food quality or operating issues stemming from one restaurant or a limited number of restaurants could materially adversely affect the operating results of some or all of our restaurants and harm our Laredo Taco Company and/or Country Cookin’ brands.

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

Decreases in consumer spending resulting from changes in local economic conditions or travel and tourism in the areas we serve could adversely impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth in automobile and commercial truck traffic and trends in local economies, travel, tourism and weather. Changes in economic conditions generally or in South Texas, West Texas or Eastern New Mexico specifically could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on our business and results of operations.

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

Approximately 36% of our stores are located in counties on the Texas gulf coast. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. This could have a material adverse effect on our business and results of operations.

Any devaluation of the Mexican peso, or imposition of restrictions on the access of citizens of Mexico to the United States, could adversely affect our business and financial condition by lowering our sales volumes for our stores located near the U.S.-Mexico border.

A devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the U.S. dollar, which would result in reduced purchasing power on the part of our customers who are citizens of Mexico. Approximately 38% of our convenience stores are located in the Rio Grande Valley, Laredo and Del Rio, which are in close proximity to Mexico. In the event of a devaluation in the Mexican peso, revenues attributable to those stores could be reduced. In addition, some of our stores located in our West Texas and Eastern New Mexico markets could be adversely affected by a devaluation in the Mexican peso due to their relatively close proximity to Mexico and high Hispanic population. Further, due to global uncertainties, it is possible that tighter restrictions may be imposed by the U.S. government on the ability of citizens of Mexico to cross the border into the United States. In that case, revenues attributable to our convenience stores regularly frequented by citizens of Mexico could be reduced, which may have a material adverse effect on our business and results of operations.

Our growth depends in part on our ability to open and profitably operate new retail convenience stores and to successfully integrate acquired sites and businesses in the future.

We may not be able to open all of the convenience stores discussed in our expansion strategy and any new stores we open may be unprofitable. Additionally, acquiring sites and businesses in the future involves risks that could cause our actual growth or operating results to differ adversely compared to expectations. If these events were to occur, each would have a material adverse impact on our financial results. There are several factors that could affect our ability to open and profitably operate new stores or to successfully integrate acquired sites and businesses. These factors include:

•	Competition in targeted market areas;

•	Difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire;

•	The inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	Difficulties associated with the growth of our existing financial controls, information systems, management resources and human resources needed to support our future growth;

•	Difficulties with hiring, training and retaining skilled personnel, including store managers;

•	Difficulties in adapting distribution and other operational and management systems to an expanded network of stores;

•	The potential inability to obtain adequate financing to fund our expansion;

•	Limitations on capital expenditures contained in our new revolving credit and term loan facilities;

•	Difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores;

•	Difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores;

•	The potential diversion of our senior management’s attention from focusing on our core business due to an increased focus on acquisitions; and

•	Challenges associated with the consummation and integration of any future acquisition.

Compliance with and liability under state and federal environmental regulations, including those that require investigation and remediation activities, may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, remediation of contaminated soils and groundwater and the health and safety of our employees. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations.

Certain environmental laws, including Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims, could be substantial, and could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness, including the notes. In addition, the presence or failure to remediate identified or unidentified contamination at our properties could potentially materially adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.

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

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund. More specifically, in Texas, we meet our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and meet such requirements for claims asserted after that date through insurance purchased from a private insurance company funded by tank owners in Texas. In Oklahoma, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. In New Mexico, Town & Country meets its financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance.

We are currently responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities, state trust funds and insurances policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers and state trust funds) do not pay for investigation and remediation as we anticipate, and/or insurance is not available, and/or the state trust funds cease to exist or become insolvent, we will be obligated to make these additional payments, which could materially adversely affect our business, liquidity and results of operations.

We believe we are in material compliance with applicable environmental requirements; however, we cannot assure you that violations of these requirements will not occur. Although we have a comprehensive environmental, health and safety program, we may not have identified all of the environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or a material environmental condition may otherwise exist as to any one or more of our locations. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire. Furthermore, new laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments including legislative, regulatory and other legal developments in various phases of discussion or implementation that may limit greenhouse gas emissions or increase fuel economy standards could require us to make additional capital expenditures, incur additional liabilities or negatively impact the market for motor fuel. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

We have received notice from the TCEQ that we may be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas.

We have received notice from the Texas Commission on Environmental Quality (TCEQ) that the TCEQ considers us, in addition to many other entities, to be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas. Based on currently available information, we do not believe our liability, if any, will be material.

The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

We store motor fuel in underground storage tanks at our retail locations and acquired three bulk fuel storage tanks in the TCFS Acquisition. Additionally, we transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Pending or future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we are frequently party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected. Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel in temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. While industry-specific or class action litigation of this type is less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our financial condition and results of operation.

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

Our business is subject to various other state and federal regulations including, but not limited to, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, adoption of mandated health benefits, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business and results of operations. State or federal lawmakers or regulators may also enact new laws or regulations applicable to us that may have a material adverse and potentially disparate impact on our business.

We depend on one principal supplier for a substantial portion of our merchandise inventory. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase more than 40% of our general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. McLane has been a supplier of ours since 1992. We have a contract with McLane until December 2010 which may be terminated by either party upon six month’s notice. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with McLane could have a material adverse effect on our business and results of operations.

We currently depend on two principal suppliers for the majority of our motor fuel. A disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.

On July 28, 2006, we entered into a new supply agreement with Valero Marketing and Supply Company to supply all of our retail stores with motor fuel that were previously supplied by CITGO and selected wholesale locations. In connection with this new supply agreement, we rebranded all of our existing retail fuel islands that were supplied by CITGO to the Valero or Shamrock brand or the Stripes brand. For the fiscal year ended December 30, 2007, Valero supplied approximately 52% of our motor fuel purchases.

For the fiscal year ended December 30, 2007, Chevron supplied approximately 25% of our motor fuel purchases. We have been a distributor for Chevron since 1996. Our current contract with Chevron expires in March 2008, which we expect will be renewed on similar terms.

We depend on one principal transportation provider for the third-party transportation of the majority of motor fuel. Thus, a change of providers or a significant change in our relationship could have a material adverse effect on our business.

The majority of the motor fuel distributed by our wholesale division is transported from refineries to our convenience stores and contracted dealer locations by motor fuel transport trucks. We have a contract with Coastal Transport Co., Inc. for this service which may be terminated by either party upon six months’ notice. A change of transportation providers, a disruption in service or a significant change in our relationship with Coastal Transport Co., Inc. could have a material adverse effect on our business and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we could be adversely affected were we to lose key members of our senior management team.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. Alvin New, our President and CEO of Retail Operations has informed us that he does not plan to remain with the Company for the long-term, but that he will stay with the Company until approximately May 31, 2008. Ron Coben resigned from his office as Executive Vice President and Chief Marketing Officer on February 1, 2008. There is no guarantee that we will be able to identify and hire suitable successors for Mssrs. New and Coben or that we will be able to attract and retain additional qualified senior personnel as needed in the future. In addition, other than Sam L. Susser, we do not maintain key man life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store managers, regional managers and other store personnel. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business and results of operations.

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

Our substantial indebtedness may impair our financial condition.

On December 30, 2007, we had $413.3 million in outstanding indebtedness. Our substantial indebtedness could have important consequences to you, including:

•	Making it more difficult for us to satisfy our obligations with respect to our 10 5/8% senior notes or our credit agreements governing our revolving credit and term loan facilities;

•

Limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements or other general corporate purposes, execution of our growth strategy and other purposes;

•

Requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•

Making us more vulnerable to adverse changes in general economic, industry and government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;

•	Placing us at a competitive disadvantage compared with our competitors that have less debt; and

•

Exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

Despite current indebtedness levels, we may still incur more debt. This could further exacerbate the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing our 10 5/8% senior notes and the credit agreements governing our revolving credit and term loan facilities will permit us and our existing or future subsidiaries, if any, to incur substantial additional debt. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above in the previous risk factor could intensify. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

We depend on cash flow generated by our subsidiaries.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations.

The restrictive covenants in our revolving credit and term loan facilities and the indenture governing our 10 5/8% senior notes may affect our ability to operate our business successfully.

The indenture governing our 10 5/8% senior notes and the terms of our revolving credit and term loan facilities will, and our future debt instruments may, contain various provisions that limit our ability to, among other things:

•	incur liens;

•	incur additional indebtedness, guarantees or other contingent obligations;

•	engage in mergers and consolidations;

•	make sales, transfers and other dispositions of property and assets;

•	make loans, acquisitions, joint ventures and other investments;

•	declare dividends;

•	redeem and repurchase shares of equity holders;

•	create new subsidiaries;

•	become a general partner in any partnership;

•	prepay, redeem or repurchase debt;

•	make capital expenditures;

•	grant negative pledges;

•	change the nature of business;

•	amend organizational documents and other material agreements;

•	change accounting policies or reporting practices; and

•	create a passive holding company.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.

In addition, our revolving credit and term loan facilities require us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our revolving credit and term loan facilities or the indenture governing our 10 5/8% senior notes would result in an event of default. If an event of default under our revolving credit and term loan facilities or the indenture occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. If we were unable to pay such amounts, the lenders under our revolving credit and term loan facilities could proceed against the collateral pledged to them. We have pledged substantially all of our assets to the lenders under our revolving credit and term loan facilities. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 30, 2007, we owned 250 of our operating retail stores and leased the real property of 254 of our stores. We also own 21 sites for future stores and 47 properties we consider surplus properties. In addition, our wholesale segment owns 44 dealer locations and leases the property at 10 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property as of December 30, 2007, inclusive of renewal options:

	Owned	Leased Locations by Expirations				Total
		0-5 Years	6-10 Years	11-15 Years	16+ Years
Retail	250	31	36	22	165	504
Wholesale	44	2	1	2	5	54

Total(1)	294	33	37	24	170	558

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale.

We believe that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating.

We own the headquarters facility of our retail segment, which consists of approximately 27,000 square feet of office space located in Corpus Christi. We also own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet of office and warehouse space in Houston and the headquarters of APT, which consists of approximately 25,000 square feet of office and warehouse space in Corpus Christi. We have entered into a lease agreement for an approximately 83,000 square foot building that we are remodeling to consolidate our four Corpus Christi facilities into one location and to alleviate current overcrowding. The annual lease expense is approximately $144,000, net of taxes, insurance and maintenance. We plan to move during mid-2008, and to sell or lease the existing office locations.

As of December 30, 2007, the book value of our net property, plant and equipment was $410.7 million. We used the purchase method of accounting to record assets and liabilities acquired from Susser Holdings, L.L.C. by Stripes Holdings LLC in December 2005, which required a partial step up in basis based on fair values. The purchase price allocation for the TCFS Acquisition reflected on the balance sheet as of December 30, 2007 is a preliminary estimate based on third-party valuations and management’s assessment.

We expect to finalize these estimates prior to the issuance of our 2008 financial statements, due March 13, 2009. We will be evaluating potential additional adjustments related to other intangible assets as well as consistency in application of accounting policies by TCFS, and such adjustments could be significant.

Item 3.	Legal Proceedings.

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolutions of these matters will not have a material adverse effect on our business, financial condition or prospects.

We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities as a result of releases of motor fuels from storage systems. For more information about these cleanup costs and liabilities, see “—Government Regulation and Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities, and has been listed on the Nasdaq Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO. Prior to that time, there was no established trading market for our securities. There were 17,006,662 shares of common stock issued and 16,995,338 shares outstanding as of December 30, 2007. The high and low closing price of our common stock for each quarterly period since our IPO were as follows:

	Fiscal 2006		Fiscal 2007
Quarter	High	Low	High	Low
First			$19.41	$15.72
Second			17.76	14.27
Third			21.64	14.44
Fourth*	$20.32	$18.00	25.72	20.30

*	Fourth quarter 2006 reflects period beginning October 19, 2006.

As of March 1, 2008, there were 25 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

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

For a table showing securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries, and its predecessors. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2003, 2004, 2005, 2006 and 2007, respectively, are derived from, and are qualified in their entirety by, our audited consolidated financial statements. The statement of operations for fiscal 2005 reflects the combined results of 352 days of Susser Holdings, L.L.C. (“Predecessor”) and 12 days of Stripes Holdings LLC. On October 24, 2006, Susser Holdings Corporation became the parent company of Stripes Holdings LLC and completed an initial public offering of its common stock. Historical results are not necessarily indicative of the results to be expected in the future. Our results presented for fiscal 2007 include 48 days of operations of Town & Country, subsequent to the November 13, 2007 acquisition. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Predecessor			Company	Predecessor & Company Combined	Company
	Fiscal Year Ended		352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	December 28, 2003	January 2, 2005(1)			January 1, 2006(2)	December 31, 2006	December 30, 2007
	(dollars and gallons in thousands, except per gallon data)
Statement of Operations Data:
Revenues:
Merchandise sales	$280,799	$306,990	$320,756	$8,774	$329,530	$365,343	$444,218
Motor fuel sales	849,096	1,126,448	1,494,708	50,492	1,545,200	1,876,641	2,247,220
Other	19,005	20,737	20,773	761	21,534	23,175	25,924

Total revenues	1,148,900	1,454,175	1,836,237	60,027	1,896,264	2,265,159	2,717,362
Gross profit:
Merchandise	89,879	98,865	103,873	2,577	106,450	119,092	144,566
Motor fuel	55,870	61,159	72,494	1,714	74,208	78,932	91,785
Other	17,782	20,491	20,156	761	20,917	22,754	24,792

Total gross profit	163,531	180,515	196,523	5,052	201,575	220,778	261,143
Operating expenses:
Personnel	50,980	57,320	60,215	2,022	62,237	69,288	82,459
General and administrative(3)	15,987	17,528	36,165	445	36,610	19,377	27,944
Operating	42,910	45,528	52,146	1,456	53,602	61,953	68,935
Rent(4)	8,636	8,653	8,600	1,139	9,739	22,694	25,822
Royalties(5)	3,009	3,187	3,306	90	3,396	3,574	66
Loss (gain) on disposal of assets and impairment charge	2,446	1,383	(641)	—	(641)	—	190
Depreciation, amortization, and accretion	22,498	25,574	25,700	908	26,608	22,780	29,469

Income from operations	17,065	21,342	11,032	(1,008)	10,024	21,112	26,258
Interest expense, net	(14,441)	(15,288)	(21,096)	(636)	(21,732)	(25,201)	(16,152)
Other miscellaneous(6)	108	57	(8,858)	—	(8,858)	452	435
Minority interest in income of consolidated subsidiaries	(65)	(64)	(70)	(6)	(76)	(61)	(42)

Income (loss) from continued operations	2,667	6,047	(18,992)	(1,650)	(20,642)	(3,698)	10,499
Discontinued operations(7)	90	—	—	—	—	—	—
Cumulative effect of changes in accounting principles	(2,079)	—	—	—	—	—	—

Income (loss) before income taxes	678	6,047	(18,992)	(1,650)	(20,642)	(3,698)	10,499
Income tax (expense) benefit	—	—	—	—	—	(48)	5,753

Net income (loss)	$678	$6,047	$(18,992)	$(1,650)	$(20,642)	$(3,746)	$16,252

Earnings per common unit/share—basic:(8)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.65)	$0.63	$(10.09)	$(0.18)		$(0.35)	$0.97
Discontinued operations	0.04	—	—	—		—	—
Cumulative effect of change in accounting principle	(0.89)	—	—	—		—	—

Net income (loss) available to common unit holders	$(1.50)	$0.63	$(10.09)	$(0.18)		$(0.35)	$0.97

Earnings per common unit/share—diluted:(8)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.65)	—	—	—		—	—
Discontinued operations	0.04	—	—	—		—	—
Cumulative effect of change in accounting principle	(0.89)	—	—	—		—	—

Net income (loss) available to common unit holders	$(1.50)	$0.62	$(10.09)	$(0.18)		$(0.35)	$0.97

	Predecessor			Company	Predecessor & Company Combined	Company
	Fiscal Year Ended		352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	December 28, 2003	January 2, 2005(1)			January 1, 2006(2)	December 31, 2006	December 30, 2007
	(dollars and gallons in thousands, except per gallon data)
Other Financial Data:
EBITDA(9)	$37,617	$46,909	$27,804	$(106)	$27,698	$44,283	56,120
Adjusted EBITDA(9)	41,991	49,940	54,515	(106)	54,409	45,225	58,304
Cash provided by (used in):
Operating activities	34,636	27,201	43,800	(14,721)	29,079	25,613	27,700
Investing activities(10)	(29,855)	(42,325)	123,118	(260,207)	(137,089)	(50,191)	(337,959)
Financing activities	3,195	8,664	(202,171)	301,141	98,970	53,400	285,152
Capital Expenditures, net(11)	29,855	42,325	46,882	—	46,882	50,191	42,690

Store Operating Data:
Number of retail stores (end of period)	305	306			319	325	504
Number of wholesale locations supplied (end of period)	332	333			346	367	387
Average per retail store:
Merchandise revenue	$916	$998			$1,055	$1,142	$1,270
Motor fuel gallons	1,077	1,125			1,186	1,243	1,316
Merchandise same store sales growth(12)	4.1%	4.8%			3.6%	6.1%	7.7%

Other Operating Data:
Merchandise margin, net of shortages	32.0%	32.2%			32.3%	32.6%	32.5%
Motor fuel gallons sold—retail	326,958	343,869			367,941	395,338	456,527
Motor fuel gallons sold—wholesale(13)	393,765	427,255			441,543	450,972	465,186
Average retail motor fuel price per gallon	$1.41	$1.70			$2.12	$2.41	$2.65
Retail motor fuel gross profit cents per gallon	11.9 ¢	12.7 ¢			13.6 ¢	13.6 ¢	14.7 ¢
Wholesale motor fuel gross profit cents per gallon	4.3 ¢	4.1 ¢			5.5 ¢	5.6 ¢	5.3 ¢

	Predecessor		Company
	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,616	$13,156	$4,116	$32,938	$7,831
Total assets	312,014	323,322	361,134	422,327	853,692
Total debt	195,207	194,327	176,220	120,000	413,331
Members’ interest/Shareholders’ equity	34,792	42,543	57,581	161,170	183,791

(1)	Fiscal 2004 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contained 52 weeks.
(2)	The statement of operations data for fiscal 2005 reflects the combined results of 352 days of our predecessor, Susser Holdings, L.L.C., and 12 days of Stripes Holdings LLC.
(3)	Includes non-cash stock based compensation expense. Fiscal 2005 includes $17.3 million compensation expense related to the 2005 recapitalization.
(4)	Increase in rent expense in fiscal 2006 is largely due to the $170 million sale/leaseback completed in December 2005.
(5)	We did not renew our licensing agreement to use the Circle K brand, which expired in November 2006. We have completed the rebranding of our stores to our proprietary Stripes brand, thereby eliminating the royalty expense effective as of the second quarter of 2007.
(6)	Other miscellaneous represents income from a non-consolidated joint venture, minority interest income of our consolidated subsidiary and other non-operating income. For fiscal 2005, it includes (a) $9.8 million of expenses related to the 2005 recapitalization charged to miscellaneous expense and (b) the realization of a $1.4 million gain on sale of certain warrants.
(7)	Related to the sale of our Fleet Card operations in September 2002.
(8)	Earnings per unit/share is being presented for the historical periods. However, due to the significant differences in capital structure of the Predecessor and the Company, earnings per unit for the Predecessor are not comparable to earnings per share of the Company, and a combined amount for the fiscal year ended January 1, 2006 is not presented as it is not meaningful. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 21. Earnings per Share” for a description of the calculation of earnings per share for the Predecessor and Company fiscal periods.

(9)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the 2005 recapitalization and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses and other items) are also excluded in measuring our covenants under our new revolving credit and term loan facilities and the indenture governing our notes.

We believe that EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because:

•

they are used as performance and liquidity measures under our new revolving credit and term loan facilities and the indenture governing our existing notes and the notes offered hereby, including for purposes of determining whether we have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

•	securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities;

•

they facilitate management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail convenience stores and wholesale motor fuel distribution operations;

•

they are used by our management for internal planning purposes, including aspects of our consolidated operating budget, capital expenditures, as well as for segment and individual site operating targets; and

•	they are used by our Board and management for determining certain management compensation targets and thresholds.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our revolving credit and term loan facilities and our notes;

•	they do not reflect payments made or future requirements for income taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Predecessor			Company	Predecessor & Company Combined	Company
	Fiscal Year Ended		352 Days Ended December 20, 2005	12 days Ended January 1, 2006	Fiscal Year Ended
	December 28, 2003	January 2, 2005			January 1, 2006	December 31, 2006	December 30, 2007
Net income (loss)	$678	$6,047	$(18,992)	$(1,650)	$(20,642)	$(3,746)	$16,252
Depreciation, amortization, and accretion	22,498	25,574	25,700	908	26,608	22,780	29,469
Interest expense, net	14,441	15,288	21,096	636	21,732	25,201	16,152
Income Tax	—	—	—	—	—	48	(5,753)

EBITDA	$37,617	$46,909	$27,804	$(106)	$27,698	$44,283	$56,120
Cumulative effect of changes in accounting principles	2,079	—	—	—	—	—	—
Discontinued operations	(90)	—	—	—	—	—	—
Non-cash stock based compensation expense	47	1,705	1,188	—	1,188	803	2,429
Management fee	—	—	—	—	—	591	—
Loss (gain) on disposal of assets and impairment charge	2,446	1,383	(641)	—	(641)	—	190
Other miscellaneous(a)	(108)	(57)	26,164	—	26,164	(452)	(435)

Adjusted EBITDA	$41,991	$49,940	$54,515	$(106)	$54,409	$45,225	$58,304

(a) Fiscal 2005 included transaction costs associated with the 2005 recapitalization of $27.1 million, offset by a gain of $1.4 million on the sale of certain warrants.

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:

	Predecessor			Company	Predecessor & Company Combined	Company
	Fiscal Year Ended		352 Days Ended December 20, 2005	12 days Ended January 1, 2006	Fiscal Year Ended
	December 28, 2003	January 2, 2005			January 1, 2006	December 31, 2006	December 30, 2007
Net cash provided by (used in) operating activities:	$34,636	$27,201	$43,800	$(14,721)	$29,079	$25,613	$27,700
Changes in operating assets & liabilities	(7,066)	7,929	(18,945)	13,985	(4,960)	(6,054)	6,424
Gain (loss) on disposal of assets	(2,446)	(1,391)	641	—	641	—	(190)
Non-cash stock based compensation expense	(47)	(1,705)	(18,495)	—	(18,495)	(803)	(2,429)
Minority interest	(65)	(63)	(70)	(6)	(76)	(52)	(54)
Deferred income tax	—	—	—	—	—	—	14,270
Fair market value in nonqualifying derivatives	243	(350)	(223)	—	(223)	330	—
Interest expense, net	14,441	15,288	21,096	636	21,732	25,201	16,152
Income tax						48	(5,753)
Cumulative effect of changes in accounting principles	(2,079)	—	—	—	—	—	—

EBITDA	$37,617	$46,909	$27,804	$(106)	$27,698	$44,283	$56,120
Cumulative effect of changes in accounting principles	2,079	—	—	—	—	—	—
Discontinued operations	(90)	—	—	—	—	—	—
Non-cash stock based compensation expense	47	1,705	1,188	—	1,188	803	2,429
Management fee	—	—	—	—	—	591	—
Loss (gain) on disposal of assets and impairment charge	2,446	1,383	(641)	—	(641)	—	190
Other miscellaneous(a)	(108)	(57)	26,164	—	26,164	(452)	(435)

Adjusted EBITDA	$41,991	$49,940	$54,515	$(106)	$54,409	$45,225	$58,304

(a)	Fiscal 2005 included transaction costs associated with the 2005 recapitalization of $27.1 million, offset by a gain of $1.4 million on the sale of certain warrants.
(10)	Included in fiscal 2005 is $170 million in proceeds from the sale/leaseback completed in December 2005.
(11)	Gross capital expenditures less proceeds from sale/leaseback transactions and asset disposals. Fiscal 2005 excludes the $170 million sale/leaseback transaction in December 2005. Fiscal 2007 excludes the $51.2 million on sale leaseback transaction in November 2007 involving Town & Country properties acquired. In addition, capital expenditures do not include purchase consideration paid for Town & Country.
(12)

We include a store in the same store sales base in its thirteenth full month of our operation. Town & Country results are not included in same store sales for 2007. Adjusted to eliminate the impact of the 53rd week in 2004.

(13)	Excludes inter-company sales to our retail segment.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Consolidated Financial Statements and Supplementary Data.” The fiscal years presented herein each included 52 weeks.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets, and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	The successful integration and anticipated future financial performance and trends of Town & Country;

•	Currently unknown liabilities in connection with the acquisition of Town & Country;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Seasonal trends in the industries in which we operate;

•	Unfavorable weather conditions;

•	Devaluation of the Mexican peso or imposition of restrictions on access of Mexican citizens to the United States;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes;

•	Dangers inherent in storing and transporting motor fuel;

•	Our ability to insure our motor fuel operations;

•	Dependence on one principal supplier for merchandise;

•	Dependence on two principal suppliers for motor fuel and one principal provider for third-party transportation of substantially all motor fuel;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 14, 2008. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. We constructed or acquired 16 and 18 new retail stores in 2006 and 2007, respectively. Additionally, we acquired 168 retail stores from Town & Country on November 13, 2007. As of December 30, 2007, after giving effect to Town & Country, our retail segment operated 504 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services.

For the fiscal year ended December 30, 2007, we sold 921.7 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We added 30 new dealer sites in each of 2006 and 2007, and as of December 30, 2007, we supplied 387 dealer locations. We believe our retail/wholesale business model, scale, market share, and foodservice and merchandising offerings, combined with our highly productive new store model and selected acquisition opportunities, position us for ongoing growth in sales and profitability. Our total revenues, net income (loss) and Adjusted EBITDA were $2,265.2 million, ($3.7) million and $45.2 million, respectively, for fiscal 2006 and $2,717.4 million, $16.3 million and $58.3 million, respectively, for fiscal 2007.

We substantially changed our capital structure in December 2005 through a series of recapitalization and financial transactions in which Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P., merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. surviving the merger, and Susser Holdings, L.L.C. became a wholly-owned subsidiary of Stripes Holdings LLC. Wellspring becoming a significant stockholder along with Sam L. Susser and members of our senior management, investing a total of $128.5 million. Concurrent with this transaction, we also issued $170 million aggregate principal amount of 10 5/8% senior notes due 2013, sold 74 of our retail stores for $170 million and entered into leaseback agreements for each of the stores, entered into a new $50 million revolving credit facility and repaid all existing indebtedness. This recapitalization allowed us to provide liquidity to our three existing private equity firms, who had invested in Susser Holdings, L.L.C. in 2000, and other equity holders. It also provided us with an appropriate capital structure to continue our strategy of growing through new store construction, new dealer openings, and strategic acquisitions. However, it did not change the core operations of our business, which is retail convenience store operations and wholesale fuel distribution.

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million, and approximately $112.8 million in net proceeds after payment of fees, expenses and underwriting discounts of approximately $10.5 million. The net proceeds were used to redeem $50 million of our 10 5/8% senior notes, plus accrued interest and premium thereon, to repay outstanding borrowings under our existing revolving credit facility, and for general corporate purposes, including growth capital. Susser Holdings Corporation became, immediately prior to the IPO, the holding company of Stripes Holdings LLC, which together with each of its direct and indirect subsidiaries, comprises all of our operations.

Our agreement for the rights to use the Circle K brand name on our convenience stores in certain geographic locations expired in November 2006. We elected to not renew this agreement and have rebranded all of our retail convenience stores to our proprietary Stripes brand name. On July 28, 2006, we entered into a new long-term supply agreement, expiring July 13, 2018, with Valero Marketing and Supply Company to supply motor fuel to our Stripes retail stores that were then supplied by CITGO, as well as to supply selected wholesale locations. In connection with this new supply agreement, we have rebranded all of our existing stores that were previously supplied by CITGO to the Valero or Shamrock brand or the Stripes brand.

On November 13, 2007, we acquired TCFS, which included 168 convenience stores in West Texas and Eastern New Mexico, in a transaction valued at approximately $356 million. Financing for this acquisition consisted of $150 million additional 10 5/8% senior notes, $105 million term debt, $51.2 million sale and leaseback of 13 Town & Country retail properties, $11.3 million borrowings on our new $90 million revolving credit facility and cash on our balance sheet. See Note 4 of the accompany Notes to Consolidated Financial Statements in our audited consolidated financial statements for further discussion of the TCFS Acquisition. The results of operations of Town & Country for the 48 days subsequent to acquisition are included in our results of operations for the twelve months ended December 30, 2007.

Market and Industry Trends

During the past thirty-six months domestic crude oil and wholesale motor fuel costs have risen dramatically and have continued to be extremely volatile due to global increased demand and general instability in oil producing regions, especially the Middle East, Russia, Africa and South America, as well as severe weather conditions affecting the U.S. domestic oil production and refining operations. If the increase in crude oil prices and volatility continues and we are not able to pass on the cost increases to retail motor fuel customers, our fuel margins may decline. Nevertheless, when prices increase quickly and then subsequently fall our margins tend to be higher. Higher motor fuel costs result in an increase in our credit card expenses, since these fees are calculated as a percentage of the sales amount rather than a percentage of gallons sold. In addition, higher natural gas prices result in significantly higher electricity costs.

The other significant trends in the retail convenience store industry continue to be the expansion of foodservice categories as an increased percentage of merchandise sales and the continued increased motor fuel competition from hypermarkets. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company and Country Cookin’ offerings position us strongly to competitively address these industry trends in our retail segment.

Description of Revenues and Expenses

Revenues and Cost of Sales. Our revenues and cost of sales consist primarily of the following:

•

Retail. Retail revenues are primarily derived from sales of merchandise, motor fuel and services through our company-operated convenience stores. Restaurant sales from our proprietary Laredo Taco Company, Country Cookin’ and other foodservice items are included in merchandise sales. Merchandise and motor fuel revenue is recorded at gross selling price, including any excise taxes, but excluding sales taxes. Cost of sales for merchandise and motor fuel includes excise taxes, which are paid to the vendors as part of the cost of product, and any delivery fees.

We also offer a number of ancillary products and services to our customers including lottery tickets, ATM services, proprietary money orders, prepaid phone cards and wireless services and pay phones.

The income for these ancillary products and services is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue.

•

Wholesale. Wholesale revenues are derived primarily from sales of motor fuel to branded dealers, unbranded convenience stores and other commercial users. Sales of motor fuel to our retail operations are at cost, and, with respect to management’s discussion and analysis, all wholesale operations data presented represents third-party transactions only. The wholesale cost of motor fuel includes delivery costs, purchase discounts and other related costs, but excludes excise taxes, which are billed on a pass-through basis to the retailer/consumer.

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

•

Other. Applied Petroleum Technology, Ltd. (“APT”) derives revenues from environmental remediation, environmental compliance, and motor fuel construction services it provides to our retail stores and wholesale locations, as well as to third parties. Cost of sales includes the direct labor, materials and supplies required to provide the services and indirect costs, such as supervision.

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

•	Average gallons per store. This reflects the average motor fuel gallons sold per location for a specific period, and includes all stores in operation during the period that sell fuel.

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

We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the 2005 recapitalization and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses and other items) are also excluded in measuring our covenants under our existing revolving credit facility and the indenture governing the existing notes.

EBITDA and Adjusted EBITDA are important measures used by management in evaluating our business because:

•

Adjusted EBITDA is used as a performance and liquidity measure under our existing revolving credit facility and the indenture governing our existing notes, including for purposes of determining whether we have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

•

Adjusted EBITDA facilitates management’s ability to measure the operating performance of our business on a consistent basis by excluding the impact of items not directly resulting from our retail convenience stores and wholesale motor fuel distribution operations;

•

Adjusted EBITDA is used by our management for internal planning purposes, including aspects of our consolidated operating budget, capital expenditures as well as for segment and individual site operating targets; and

•	Adjusted EBITDA is used by our Board and management for determining certain management compensation targets and thresholds.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our existing revolving credit facility or existing notes;

•	they do not reflect payments made or future requirements for income taxes;

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

Results of Operations

The following table sets forth our revenues, cost of sales, gross profit, operating expenses and operating income as a percentage of total revenues for the period indicated:

	Fiscal Year Ended
	January 1, 2006(1)	December 31, 2006	December 30, 2007(2)
Revenues:
Merchandise sales	17.4%	16.1%	16.3%
Motor fuel sales	81.5	82.9	82.7
Other income	1.1	1.0	1.0

Total revenues	100.0	100.0	100.0
Cost of sales	89.4	90.3	90.4
Gross profit:
Merchandise	5.6	5.3	5.3
Motor fuel	3.9	3.5	3.4
Other	1.1	0.9	0.9

Total gross profit	10.6	9.7	9.6

Selling, general and administrative expenses	8.7	7.8	7.6
Depreciation, amortization and accretion	1.4	1.0	1.0
Operating expenses	0.0	0.0	0.0

Income from operations	0.5	0.9	1.0
Interest and other	1.6	1.1	0.6

Net income (loss) before tax	(1.1)	(0.2)	0.4
Income tax expense (benefit)	0.0	0.0	(0.2)

Net income (loss)	(1.1)%	(0.2)%	0.6%

(1)	The results of operations for the year ended January 1, 2006, represents the combined operations of Susser Holdings, L.L.C. for the 352-day period ended December 20, 2005, and Stripes Holdings LLC, successor, for the 12-day period ended January 1, 2006.
(2)	Includes 48 days of operations for Town & Country.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Fiscal Year Ended
	January 1, 2006(1)	December 31, 2006	December 30, 2007(2)
	(Dollars and gallons in thousands)
Revenue:
Merchandise sales	$329,530	$365,343	$444,218
Motor fuel—retail	780,441	953,004	1,211,751
Motor fuel—wholesale	764,759	923,637	1,035,469
Other income	21,534	23,175	25,924

Total revenue	$1,896,264	$2,265,159	$2,717,362
Gross profit:
Merchandise	$106,450	$119,092	$144,566
Motor fuel—retail	49,922	53,918	67,334
Motor fuel—wholesale	24,286	25,014	24,451
Other	20,917	22,754	24,792

Total gross profit	$201,575	$220,778	$261,143
Adjusted EBITDA(3):
Retail	$40,290	$25,770	$44,306
Wholesale	17,231	19,587	20,342
Other	(3,112)	(132)	(6,344)

Total Adjusted EBITDA	$54,409	$45,225	$58,304
Retail merchandise margin	32.3%	32.6%	32.5%
Merchandise same store sales growth	3.6%	6.1%	7.7%
Average retail motor fuel gallons per store	1,186	1,243	1,316
Motor fuel gallons sold:
Retail	367,941	395,338	456,527
Wholesale	441,543	450,972	465,186
Average retail price of motor fuel	$2.12	$2.41	$2.65
Motor fuel gross profit cents per gallon:
Retail	13.6 ¢	13.6 ¢	14.7 ¢
Wholesale	5.5 ¢	5.6 ¢	5.3 ¢

(1)	The results of operations for the year ended January 1, 2006, represents the combined operations of Susser Holdings, L.L.C. for the 352-day period ended December 20, 2005, and Stripes Holdings LLC, successor, for the 12-day period ended January 1, 2006.
(2)	Results include 48 days of Town & Country operations except for merchandise same store sales.
(3)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the 2005 recapitalization and the gain or loss on disposal of assets and impairment charges. EBITDA and Adjusted EBITDA are not presented in accordance with GAAP. Please refer to the discussion above in the subsection entitled “—Key Measures Used to Evaluate and Assess Business.”

The following tables present a reconciliation of our segment operating income (loss) to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended January 1, 2006
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(Dollars in thousands)
Operating income (loss)	$18,320	$12,906	$(21,202)	$10,024
Depreciation, amortization and accretion	21,844	4,706	58	26,608
Other miscellaneous	—	—	(8,858)	(8,858)
Minority interest	—	—	(76)	(76)

EBITDA	40,164	17,612	(30,078)	27,698
Non-cash stock based compensation expense	—	—	1,188	1,188
Loss (gain) on disposal of assets and impairment charge	126	(381)	(386)	(641)
Operating expenses	—	—	26,164	26,164

Adjusted EBITDA	$40,290	$17,231	$(3,112)	$54,409

	Fiscal Year Ended December 31, 2006
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(Dollars in thousands)
Operating income (loss)	$8,486	$14,747	$(2,121)	$21,112
Depreciation, amortization and accretion	17,284	4,840	656	22,780
Other miscellaneous	—	—	452	452
Minority interest	—	—	(61)	(61)

EBITDA	25,770	19,587	(1,074)	44,283
Non-cash stock based compensation expense	—	—	803	803
Management Fee	—	—	591	591
Operating expenses	—	—	(452)	(452)

Adjusted EBITDA	$25,770	$19,587	$(132)	$45,225

	Fiscal Year Ended December 30, 2007
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(Dollars in thousands)
Operating income (loss)	$19,069	$16,324	$(9,135)	$26,258
Depreciation, amortization and accretion	24,964	4,104	401	29,469
Other miscellaneous	—	—	435	435
Minority interest	—	—	(42)	(42)

EBITDA	44,033	20,428	(8,341)	56,120
Non-cash stock based compensation expense	—	—	2,429	2,429
Loss (gain) on disposal of assets and impairment charge	273	(86)	3	190
Operating expenses	—	—	(435)	(435)

Adjusted EBITDA	$44,306	$20,342	$(6,344)	$58,304

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments.
(b)	Reference is made to footnote 9 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA and Adjusted EBITDA to net income and cash flow from operating activities.

Fiscal 2007 Compared to Fiscal 2006

The following comparative discussion of results for fiscal year 2007 compared to fiscal year 2006 compares the 52-week periods of operations ended December 30, 2007 and December 31, 2006 of Susser Holdings Corporation. Included in our 2007 results are 48 days of operations of Town & Country, subsequent to their acquisition on November 13, 2007. The addition of Town & Country’s convenience stores increased our retail store count by approximately 50%. We also constructed or acquired 16 new stores during 2006 which contributed a full year of results for 2007, and 18 new stores during 2007 which contributed a partial year’s results.

Total Revenue. Total revenue for 2007 was $2,717.4 million, an increase of $452.2 million, or 20.0%, over 2006. The increase in total revenue was driven by a 21.6% increase in merchandise sales, a 27.2% increase in retail motor fuel sales and a 12.1% increase in wholesale motor fuel sales, as further discussed below. Included in these increases are 48 days of Town & Country revenue of approximately $131.6 million.

Total Gross Profit. Total gross profit for 2007 was $261.1 million, an increase of $40.4 million, or 18.3%, over 2006. Contributing to the increase were the impact of Town & Country ($17.0 million), the other new stores constructed or acquired during 2006 and 2007 ($14.7 million) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $444.2 million for 2007, an increase of $78.9 million, or 21.6%, over 2006. Our performance was due to a 7.7% merchandise same store sales increase, accounting for $27.5 million of the increase, with the balance due to new stores built or acquired in 2006 and 2007. Key categories contributing to the same store sales increase were cigarettes ($ 12.1 million), food service ($6.3 million), packaged drinks ($3.5 million), beer ($2.8 million) and snacks ($2.0 million). Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. The increase in cigarettes was primarily due to a $1 per pack excise tax increase in Texas effective January 2007. Merchandise gross profit was $144.6 million for 2007, a $25.5 million, or 21.4%, increase over 2006, which was driven by the increase in merchandise sales. Merchandise margins after shrink were 32.5%, down slightly from 32.6% in 2006. Cigarette margins declined by 320 basis points from 2006, resulting from the excise tax increase. However, this margin decrease was largely offset by the continued expansion of Laredo Taco Company and other high-margin categories. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $1,211.8 million, an increase of $258.8 million, or 27.2%, over 2006, driven by a 10.1% increase in the average retail price of motor fuel and a 15.5% increase in retail gallons sold. Town & Country contributed approximately half of this gallon increase. Excluding Town & Country, we sold an average of 1.3 million gallons per retail store, a 5.0% increase over 2006. Retail motor fuel gross profit increased by 24.9% over 2006 due to the additional gallons sold and a 1.1 cent, or 8.1%, increase in the gross profit per gallon to 14.7 cents per gallon.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2007 were $1,035.5 million, a 12.1% increase over 2006. The increase was driven by a 3.2% increase in gallons sold and an 8.7% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $24.5 million decreased 2.3% from 2006, largely related to the sale of 25 unattended fueling sites in second quarter 2006. Gross profit cents per gallon decreased to 5.3 cents for 2007 compared to 5.6 cents for 2006, partly reflecting a change in mix from the sale of the unattended fueling sites.

Other Revenue and Other Gross Profit. Other revenue of $25.9 million for 2007 increased by $2.7 million, or 11.9%, over 2006. Gross profit associated with other revenue was $24.8 million, an increase of 9.0% over 2006. The retail segment reported other revenue of $20.8 million in 2007 compared to $18.9 million in 2006. Retail segment other gross profit was also $20.8 million and $18.9 million, respectively, as we record these service revenues on a net basis. The increase over last year was primarily driven by an increase in ATM income due to a new program that began in late 2006. Other revenues and related gross profit for the wholesale segment were approximately $3.9 million and $3.9 million in 2006, respectively. Other revenues and related gross profit for the wholesale segment in 2007 was $4.2 million and $4.1 million, respectively.

Personnel Expense. The largest component of our operating expenses is retail store personnel expense. For 2007, personnel expense was $82.5 million, an increase of $13.2 million, or 19.0%, over 2006. The increase in personnel expense was primarily attributable to the Town & Country acquisition and our new store openings, which have restaurants requiring incremental labor. Additionally, our restaurant sales, which require proportionately more labor, are growing at a much higher rate than our other merchandise sales and therefore are contributing to the increase in personnel expense.

General and Administrative Expense. For 2007, general and administrative expenses increased by $8.6 million, or 44.2%, over 2006. The increase was primarily due to additional public company expenses of $2.7 million, which included consulting costs for Sarbanes-Oxley compliance of $1.3 million, increased legal and accounting fees and increased directors and officers liability insurance premiums. Other increases consisted of incremental bonus expense of $1.4 million, increased personnel costs of $1.8 million, and a $1.6 million increase in non-cash stock based compensation expense over 2006, primarily related to options granted in October 2006 and fiscal 2007. Town & Country also contributed approximately $1.1 million to the increase in G&A.

Operating Expenses. Operating expenses increased by $7.0 million, or 11.3% over 2006. The increase was primarily due to the additional retail stores constructed and acquired during 2006 and 2007. Decreases in credit card fees of $1.1 million offset the increased operating costs.

Rent Expense. Rent expense for 2007 of $25.8 million was $3.1 million, or 13.8%, higher than 2006, due primarily to rent expense on additional leased stores.

Royalty Expense. Royalty expense for 2007 was less than $0.1 million as the conversion from the Circle K brand to our proprietary Stripes brand was completed during the first quarter of 2007. Royalty expense for 2006 was $3.6 million.

Loss (Gain) on Disposal of Assets and Impairment Charges. During 2007, excluding sale/leaseback transactions, we sold assets with a net book value of $0.4 million and recognized a loss on disposal of assets of $0.2 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2007 of $29.5 million was up $6.7 million, or 29.4%, from 2006 due to $1.7 million for new stores constructed or acquired in 2006 and 2007, $1.8 million for Town & Country stores and additional depreciation due to finalization of purchase accounting for the 2005 recapitalization recorded in the fourth quarter of 2006 which required a partial step up of assets.

Income from Operations. Income from operations for 2007 was $26.3 million, compared to $21.1 million for 2006. The increase is attributed to the increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for 2007 was $16.2 million, a decrease of $6.5 million from 2006, primarily due to the redemption of $50 million of senior notes in November 2006. This redemption resulted in the elimination of $5.3 million of annual interest expense for 2007 and resulted in a charge to interest expense in 2006 of $5.3 million in prepayment penalties and $1.8 million write off of unamortized loan costs. Partly offsetting this decrease was additional interest expense, including the amortization of loan fees, related to the additional debt issued in November 2007 in conjunction with the TCFS Acquisition as follows:

Incremental Interest Due To:	(in thousands)
$150 million senior notes	$2,066
$105 million term loan facility	1,068
Write off loan fees on existing revolver	395

Total	$2,739

Other Miscellaneous Income and Expense. Other miscellaneous includes income from a non-consolidated joint venture and other non-operating income.

Income Taxes. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax benefit for 2007 was $5.7 million. There was minimal tax expense in 2006. The 2007 income tax benefit consisted of $3.2 million of federal and state income tax expense, $0.7 million attributable to Texas state margin tax, and a $9.7 million benefit related to the release of income tax valuation allowance. During the year ended December 30, 2007, the Company generated pre-tax book income as well as taxable income which resulted in the utilization of all net operating loss carryforwards. In addition, as a result of the acquisition of TCFS, the Company has recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, the Company has determined that it is more likely than not that the full deferred tax assets will be realized and has released the entire previously established valuation allowance. See Note 9 of the accompanying Notes to Consolidated Financial Statements in our audited consolidated financial statements for further discussion of our income tax provision.

Adjusted EBITDA. Adjusted EBITDA for 2007 was $58.3 million, an increase of $13.1 million, or 28.9%, compared to 2006. The increase is primarily due to the increase in gross profit offset by the additional general and administrative expenses and increased personnel expenses, as discussed above. Retail segment Adjusted EBITDA of $44.3 million increased by $18.5 million, or 71.9% compared to 2006, primarily due to the TCFS Acquisition and the 34 other new stores constructed or acquired during 2006 and 2007, and an increase in same store profitability. Wholesale segment Adjusted EBITDA of $20.3 million increased by $0.8 million, or 3.9%, from 2006 primarily due to the reduction in gross profit described above being offset by a reduction in selling, general and administrative expenses. All other adjusted EBITDA decreased by $6.2 million, primarily due to increased corporate general and administrative expense.

Fiscal 2006 Compared to Fiscal 2005

The following comparative discussion of results for fiscal 2005 includes both the 352-day period of operations by Susser Holdings, L.L.C. as predecessor company, and the 12-day period of operations by Stripes Holdings LLC, following the 2005 Transactions and holding company reorganization of Susser Holdings, L.L.C. The 2005 Transactions did not impact our core retail or wholesale operations, and therefore our 2006 operating results are comparable to 2005, unless otherwise noted.

Total Revenue. Total revenue for fiscal 2006 was $2,265.2 million, an increase of $368.9 million, or 19.5%, over 2005. The increase in total revenue was driven by a 16.2% increase in the average sales price of motor fuel, a 10.9% increase in merchandise sales and a 4.5% increase in motor fuel gallons sold.

Total Gross Profit. Total gross profit for 2006 was $220.8 million, an increase of $19.2 million, or 9.5%, over 2005. The increase was primarily attributable to increases in merchandise sales, motor fuel volumes and motor fuel margins.

Merchandise Sales and Gross Profit. Merchandise sales were $365.3 million for 2006, a $35.8 million, or 10.9%, increase over 2005. Our performance was due to a 6.1% merchandise same store sales increase, including our strong Laredo Taco Company restaurant sales, and the addition of 16 new retail stores. Key categories contributing to the same store sales increase were food service ($7.9 million), packaged beverages ($5.2 million) and beer ($4.3 million). Merchandise gross profit was $119.1 million for 2006, a $12.6 million, or 11.9%, increase over 2005, which was driven primarily by the increase in merchandise sales. Merchandise margins were 32.6%, up slightly from 32.3% in 2005. Merchandise margin improvements due to a more favorable product mix emphasizing Laredo Taco Company and dispensed and packaged beverages were partially offset by declines in cigarette margins.

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

General and Administrative Expense. General and administrative expense was $19.4 million in 2006, a decrease of $17.2 million, or 47.1%, from 2005. Included in G&A expense are non-cash stock compensation charges of $0.8 million for 2006 and $1.2 million for 2005. Additionally, a $17.3 million compensation charge was recognized in 2005 for the redemption of management options in connection with the 2005 Transactions. In 2006, expenses relating to compliance with the Sarbanes Oxley Act of 2002 and other expenses as a result of becoming a public company, were approximately $0.5 million.

Operating Expenses. Operating expenses were $62.0 million in 2006, an increase of $8.4 million, or 15.6%, over 2005. The increase was largely driven by increased credit card fees ($3.2 million) from the increase in the average retail price of motor fuel and utility expense from higher energy costs ($1.5 million). The remaining increase is primarily related to our new stores.

Rent Expense. Rent expense of $22.7 million increased by $13.0 million, or 133.0%, over 2005, due to the sale/leaseback of $170.0 million of properties in December 2005. Included in rent expense is a non-cash charge for straight-line rent of $1.6 million and a credit of $1.5 million for amortization of deferred gains from the 2005 sale leaseback, with cash rent expense at $22.6 million.

Royalty Expense. Royalty expense for the use of the Circle K trade name was $3.6 million in 2006, an increase of $0.2 million, or 5.2%, over 2005. We completed the rebranding of our stores to the Stripes brand during the first quarter of 2007, thus eliminating this royalty in future periods. To support our proprietary Stripes brand, we increased our annual marketing expense by approximately $0.8 million during 2006.

Loss (Gain) on Disposal of Assets and Impairment Charges. During 2006 we sold assets with a net book value of $4.8 million and recognized no gain or loss on disposition of these assets since this was within the one year look-back period from the valuation related to the 2005 Transactions. In accordance with purchase accounting, the book value of assets disposed of within one year of the event were adjusted so no gain or loss was recognized on the sale.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense of $22.8 million decreased by $3.8 million, or 14.4%, from 2005 primarily due to the elimination of depreciation expense on the assets sold in the December 2005 sale leaseback transaction. Partially offsetting this decrease is depreciation and amortization related to the step-up in basis attributable to the purchase accounting treatment of the 2005 Transactions. Amortization expense related to loan fees including $1.8 million and $3.3 million write-offs of unamortized loan costs related to debt repayments in 2006 and 2005, respectively, have been reclassified to interest expense.

Income from Operations. Income from operations for 2006 was $18.5 million, compared to $6.4 million for 2005. The $12.1 million, or 188.2%, increase was primarily attributable to the $17.3 million compensation expense recognized for redemption of management options during 2005. Other changes impacting income from operations are described above.

Interest Expense, Net. Net interest expense for 2006 was $25.2 million, an increase of $3.5 million from 2005. Included in interest expense was $5.3 million in debt prepayment penalties in 2006, compared to $2.9 million in 2005. We paid off $50.0 million of our existing notes in November 2006 with proceeds from the IPO. Also included is the amortization of loan fees of $2.6 million and $3.6 million in 2006 and 2005, respectively.

Other Miscellaneous Income and Expense. Other miscellaneous includes income from a non-consolidated joint venture and other non-operating income. We recorded $9.8 million in non-recurring charges in 2005 in connection with the 2005 Transactions, net of $1.4 million in miscellaneous income related to the exercise of warrants that we had received in connection with the 2002 sale of our Fleet Card operations.

Income Taxes. In connection with the closing of the reorganization and IPO, we converted from a limited liability company to a “C” corporation and established beginning balances in its deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, we recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which consists of a $7.4 million tax benefit recognized upon change of entity status and $2.3 million tax benefit related to operations after the IPO, net of a valuation allowance of $9.7 million. We considered our historical taxable income and estimates of future taxable income in making a determination of a reasonable valuation allowance. We will evaluate this allowance in the future if new circumstances indicate that the realization of a greater portion or the full deferred tax assets is more likely than not.

Net Income or Loss. We recorded a net loss for 2006 of $3.7 million, compared to a net loss of $20.6 million for 2005. The loss in 2005 is primarily due to $33.4 million of one-time charges related to the 2005 Transactions, and the 2006 loss is primarily due to the $7.1 million of 2006 debt repayment charges and the other income and expense items discussed above.

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

Cash flows from operations were $29.1 million, $25.6 million and $27.7 million for 2005, 2006 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in earnings and working capital. Our daily working capital requirements fluctuate within each month, primarily related to the timing of motor fuel, sales tax, and rent payments. During 2006, our maximum borrowing under our revolving credit facility was $23.8 million, with our average daily net cash position invested by $6.7 million. Prior to the TCFS Acquisition on November 13, 2007, our maximum revolver borrowing during 2007 was $4.1 million, maximum overnight cash invested was $47.9 million, and our average daily net cash position was invested by $18.1 million. As of December 30, 2007, we had $34.6 million outstanding on the revolver.

Capital Expenditures. Capital expenditures, before sale/leasebacks and asset dispositions, were approximately $51.1 million, $70.2 million and $89.8 million in 2005, 2006 and 2007, respectively. The majority of these expenditures related to increasing the number of our retail stores by 16, 16 and 18 in 2005, 2006 and 2007, respectively. Additionally, we acquired TCFS in November 2007 for a total purchase price of $366.5 million, including transaction fees and a $6.2 million tax benefit. $20 million of the purchase price will be paid to the TCFS shareholders half each on the first and second anniversary of the transaction, less any indemnified claims. We have posted two $10 million letters of credit as security for the deferred purchase price. In June 2006, we sold our 25 unattended fueling sites for proceeds of $3.0 million. We completed several sale/leaseback transactions, totaling $170.0 million, $14.2 million and $97.3 million, for 2005, 2006 and 2007, respectively, including $51.2 million of Town & Country properties concurrent with the acquisition. We plan to continue funding a portion of our new store spending through lease transactions. We opened eighteen new retail stores and closed seven retail stores during fiscal 2007. Our total retail store count as of December 30, 2007 is 504 stores.

We completed our rebranding initiative, under which we converted our stores from the Circle K brand to the Stripes brand, during the first quarter of 2007. We spent approximately $8.6 million on this initiative during 2006 and 2007. To support our Stripes brand, we increased our annual marketing expense by $0.8 million beginning in 2006. We paid $3.6 million for the use of the Circle K brand during fiscal 2006.

We entered into a long-term fuel supply arrangement with Valero Marketing and Supply Company in July 2006 that expires July 13, 2018, and replaced our CITGO supply of motor fuel to approximately 305 retail stores, in addition to some of our wholesale supply sites. We were responsible for the capital cost of rebranding each location, in which we spent approximately $15.1 million during 2006 and 2007.

We typically spend approximately $30,000 to $40,000 per store per year in maintenance, technology and discretionary revenue enhancing capital expenditures. We estimate that we need to spend approximately half of this amount to maintain our existing stores. In fiscal 2008, we plan to invest approximately $80 to $110 million in 16 to 22 new retail stores, new dealer projects and maintenance and upgrades of our existing facilities. Also included in our capital spending plans for 2008 are $6 to $8 million in leasehold improvements, furniture and equipment for our new headquarters facility which will allow us to consolidate four offices and warehouse into a single facility. We expect to spend $9 to $14 million in the rebranding of the Town and Country stores to our Stripes brand, with $4 to $6 million expected to be spent in 2008. The rebranding effort is expected to continue into 2009. The final cost of rebranding will depend partly on our fuel branding decisions which are still pending. We plan to finance most of our new store spending plan with lease financing, and expect net capital spending of approximately $35 to $45 million to be financed with cash flow from operations, cash balances, and borrowings under our revolving credit facility.

Cash Flows from Financing Activities. At December 30, 2007, our outstanding long-term debt was $409.4 million, excluding net amortized issuance premium of $3.7 million. In December 2005, we issued $170.0 million aggregate principal amount of 10 5/8% senior notes due 2013, which are further described below. We also executed sale/leaseback transactions for 74 of our retail convenience store properties for proceeds of $170.0 million. The properties are being leased back pursuant to triple-net leases for an initial 20-year term with five 5-year options. The first year cash rent for these properties was $13.6 million and escalates annually based on either a stated escalation rate or on the increase in the Consumer Price Index. The proceeds of the debt and the concurrent sale/leaseback transaction, cash on hand and new equity contributions were used to fund the aggregate merger consideration related to the 2005 recapitalization, refinance our existing debt and pay related fees and expenses.

On October 24, 2006, we completed an initial public offering of Susser Holdings Corporation’s common stock. We used the net proceeds of the IPO to redeem $50.0 million of our existing notes, plus accrued interest and prepayment penalties thereon, repay the outstanding borrowing under our existing revolving credit facility and pay fees and expenses related to the offering. The balance was used for general corporate purposes, including growth capital.

On November 13, 2007, we financed the acquisition of TCFS with the issuance of an additional $150 million 10 5/8% senior unsecured notes, a $105 million term loan facility, an $11.3 million draw on our revolving credit facility, a $51.2 million sale/leaseback transaction, and cash on the balance sheet. The notes, term loan and revolving credit facility are further discussed in “Credit Facilities” and “Senior Notes” below.

Credit Facilities. On December 21, 2005, our subsidiaries Susser Holdings, L.L.C. and SSP Partners (now Stripes LLC), entered into a five-year revolving credit facility in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. We and each of our domestic subsidiaries (other than one less-than-wholly owned subsidiary) were guarantors under the facility. The proceeds from this revolving credit facility were available to finance working capital and other general corporate purposes. This revolving credit facility was terminated in connection with the TCFS Acquisition and our entry into the new credit agreement described below.

On November 13, 2007, as part of the TCFS Acquisition, we, as parent guarantor, and our indirect wholly-owned subsidiary Susser Holdings, L.L.C., as borrower (the “Borrower”), entered into a new credit agreement with a syndicate of financial institutions providing for a five year revolving credit facility in an aggregate principal amount of up to $90 million, referred to as the “revolving credit facility,” and a five year term loan facility in the aggregate principal amount of $105 million, referred to as the “term loan facility.” We and each of our existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

The term loan was funded in full at the closing of the credit agreement, and net term loan proceeds, as well as borrowings of approximately $11.3 million under the revolving credit facility, were used to finance part of the merger consideration and related fees and expenses paid in connection with the TCFS Acquisition as well as to refinance, in part, certain existing indebtedness. Borrowings under the revolving credit facility were repaid in full by the day following the closing of the TCFS Acquisition. Future borrowings under the revolving credit facility may be made to fund ongoing working capital and other general corporate purposes. $60 million of the revolving credit facility is also available for the issuance of standby and commercial letters of credit and a portion of the revolving credit facility is available for swing line loans.

Availability under the revolving credit facility is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolving credit facility may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products)) and (y) 85% of gross accounts receivable plus 60% of gross inventory.

As of December 30, 2007, we had $34.6 million outstanding under the revolving credit facility and $28.4 million in standby letters of credit, which include two $10.0 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, net of any settled or pending indemnity claims. We had sufficient borrowing base to support our use of the entire $90.0 million revolving credit facility.

The loans under the revolving credit facility are secured by a first priority security interest in (a) 100% of the Borrower’s outstanding ownership interests, 100% of the outstanding ownership interests of each of our existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of Borrower, the Company and Stripes Holdings LLC and each subsidiary guarantor; (c) substantially all of the present and future property and assets, real (other than real property excluded from the borrowing base) and personal, of Borrower, the Company and Stripes Holdings LLC and each subsidiary guarantor, including, but not limited to, equipment, inventory, accounts receivable, certain owned real estate included in the borrowing base (but in any event excluding owned real estate, leaseholds and fixtures of TCFS), investment property, license rights, patents, trademarks, trade names, copyrights, other intellectual property and other general intangibles, insurance proceeds and instruments; and (d) all proceeds and products of all of the foregoing. Additionally, the loans under the revolving credit facility are secured by a second priority security interest in the Term Loan Collateral (as defined below).

The term loan facility is secured by a first priority security interest in certain real property and related assets owned on the closing date of the TCFS Acquisition by TCFS and its subsidiaries (the “Term Loan Collateral”) and is subject to quarterly amortization of principal, in equal quarterly installments (except in year five) in the following annual amounts: 5% in year 1; 7.5% in year 2; 10% in year 3; 10% in year 4; 2.5% in each of the first three quarters of year five and the balance on the maturity date.

The interest rates under each of the revolving credit facility and the term loan facility are calculated, at the Borrower’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears.

The following amounts are required to be applied to prepay the revolving credit facility and the term loan facility (subject to certain reinvestment rights and exceptions):

•	all net cash proceeds from any non-ordinary course sales of our property and assets and those of our subsidiaries;

•	all net cash proceeds from certain extraordinary receipts;

•	all net cash proceeds from the issuance or incurrence after the closing date of additional debt by us or any of our subsidiaries other than debt permitted under the loan documentation;

•	50% of all net cash proceeds from any issuance of equity interest by, or equity contribution to us (subject to leverage-based stepdowns); and

•	50% of our and our subsidiaries’ excess cash flow (subject to leverage-based stepdowns).

The term loan facility and the revolving credit facility may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of December 30, 2007.

The term loan facility and the revolving credit facility contain customary representations and warranties (subject to customary exceptions, baskets and qualifications) as well as certain customary covenants (subject to customary exceptions, baskets and qualifications) that impose certain affirmative obligations upon and restrict our ability and that of our subsidiaries to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; make sales, transfers and other dispositions of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends; redeem and repurchase shares of equity holders; create new subsidiaries; become a general partner in any partnership; prepay, redeem or repurchase debt; make capital expenditures; grant negative pledges; change the nature of business; amend organizational documents and other material agreements; change accounting policies or reporting practices; and create a passive holding company.

The term loan facility and the revolving credit facility also include certain customary events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, fees or other amounts when due; any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the loan documentation; default on certain other indebtedness; certain monetary judgment defaults and material non-monetary judgment defaults; bankruptcy and insolvency defaults; actual or asserted impairment of loan documentation or security; a change of control; and customary ERISA defaults.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation (which we refer to, collectively, as the “issuers”), sold $170 million of 10 5/8% senior unsecured notes due, 2013 (referred to as the “original notes”). Proceeds from the sale of the original notes were used to fund the 2005 recapitalization, repay existing indebtedness and pay related fees and expenses. We incurred approximately $7.6 million in costs associated with the original notes, which were deferred and are being amortized over the life of the existing notes. A portion of the proceeds from the IPO were used to redeem $50 million of the original notes, plus accrued interest and premium thereon on November 24, 2006.

On November 13, 2007, as part of the TCFS Acquisition, the issuers issued and sold an additional $150 million in aggregate principal amount of 10 5/8% senior notes, due 2013 (which we refer to, alone, as the “additional notes” and together with the original notes, as the “senior notes”). The additional notes were issued under, and are governed by the terms of, the indenture, dated as of December 21, 2005, governing the original notes (referred to as the “indenture”). Under the indenture, the original notes and the additional notes are subject to the same interest payment, ranking, redemption and change of control provisions, covenants and transfer restrictions and pay interest semiannually in arrears on June 15 and December 15 of each year. The senior notes mature on December 15, 2013 and are guaranteed by us and each existing and future domestic subsidiary of the issuers with the exception of one non-wholly-owned subsidiary. We incurred approximately $7.0 million in costs associated with the additional notes, which were deferred and are being amortized to interest expense over the remaining life of the senior notes. We are also amortizing a $3.8 million issuance premium as a credit to interest expense over the remaining life of the senior notes.

The senior notes are senior unsecured obligations of the issuers that rank equally in right of payment with existing and future senior indebtedness of the issuers. The senior notes are effectively subordinated to (i) all of the issuers’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and (ii) all liabilities of Susser Company, Ltd. The senior notes, however, rank senior in right of payment to any existing and future subordinated indebtedness of the issuers. The senior notes are jointly and severally guaranteed by Susser Holdings Corporation, Stripes Holdings LLC and each of our existing and future domestic subsidiaries other than Susser Company, Ltd.

The senior notes contain covenants that, among other things and subject to various exceptions, restrict the issuers’ ability and any restricted subsidiary’s ability to: incur additional debt; make restricted payments (including paying dividends on, redeeming or repurchasing the issuer’s capital stock); dispose of our assets; grant liens on our assets; engage in transactions with affiliates; merge or consolidate or transfer substantially all of our assets; issue guarantees of other debt; enter into material new businesses; enter into agreements that limit the ability of the issuers’ subsidiaries to loan money, make distributions or transfer assets to the Issuer; and enter into sale/leaseback transactions.

On or after December 15, 2009, the issuers may redeem some or all of the senior notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: after December 15, 2009, at 105.313%; after December 15, 2010, at 102.656%; and after December 15, 2011 and thereafter, at 100.000%. In addition, the issuers may redeem up to 35% of the aggregate principal amount of the senior notes before December 15, 2008, with the net proceeds of certain equity offerings by us; provided that (1) at least 65% of the aggregate principal amount of the senior notes originally issued remain outstanding and (2) the redemption occurs within 90 days of the closing of the relevant equity offering. We utilized this redemption provision to redeem $50.0 million of the original notes with a portion of the proceeds of the IPO.

Additionally, if Susser Holdings, L.L.C. experiences certain kinds of changes of control, the issuers must offer to purchase the senior notes at 101% of their principal amount, plus accrued and unpaid interest. “Change of control” is defined to include the occurrence of any of the following: (1) the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), of all or substantially all of the properties or assets of Susser Holdings, L.L.C. and its subsidiaries; (2) the adoption of a plan relating to the liquidation or dissolution of Susser Holdings, L.L.C.; (3) the consummation of any transaction, the result of which is that any “person” or “group,” other than one or more of the principals (Wellspring and Sam L. Susser and his descendants), becomes the beneficial owner, directly or indirectly, of more than 50% of the voting stock of Susser Holdings, L.L.C.; or (4) the first day on which a majority of the Board of Managers of Susser Holdings, L.L.C. are comprised of members who were not members of the board on the date of the indenture or by members who were not subsequently appointed by members of the board that were members on the date of the indenture. In addition, in some cases the issuers may be required to make an offer to purchase the senior notes with the proceeds of certain asset sales. Our IPO of common stock did not constitute a “change of control” for purposes of the senior notes indenture.

Events of default, which are subject to customary grace periods, thresholds and exceptions, where appropriate, as defined under the terms of the indenture governing the senior notes include: failure to pay when due interest on, or liquidated damages, if any, with respect to, the senior notes; failure to pay when due the principal of, or premium, if any, on the senior notes; failure to comply with the asset sale, change of control or merger covenants contained in the indenture; failure to comply with any of the other agreements in the indenture; default on certain other debt; failure to pay certain final and non-appealable judgments; any note guarantee is held in any judicial proceeding to be unenforceable or invalid or any guarantor denies or disaffirms its obligations under its note guarantee; and certain events of bankruptcy.

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

Pursuant to a registration rights agreement that the issuers entered into at the time that the issuers issued the original notes, the issuers agreed to file a registration statement with the SEC with respect to an offer to exchange each of the original notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the original notes (except for provisions relating to transfer restrictions and payment of additional interest). In accordance with this requirement, the issuers filed a registration statement on September 18, 2006, which was declared effective on December 21, 2006 and completed the exchange offer on January 24, 2007.

Similarly, pursuant to a registration rights agreement that the issuers entered into at the time that the issuers issued the additional notes, the issuers agreed to file a registration statement with the SEC within 180 days, and to use reasonable best efforts to cause it to become effective as soon as possible after filing—but in any event no later than 90 days after the date of the initial filing with the SEC, with respect to an offer to exchange each of the additional notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the additional notes (except for provisions relating to transfer restrictions and payment of additional interest). The issuers plan to file a registration statement of Form S-4 with the SEC in respect of such additional notes.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease financing and our new revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes, the notes offered hereby and our new revolving credit and term loan facilities, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of December 30, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)
Long-term debt obligations(1)	$3,937	$7,219	$9,844	$10,500	$73,500	$270,000	$375,000
Interest(2)	37,015	36,435	35,663	34,897	33,363	27,413	204,786
Operating lease obligations(3)	32,640	32,050	31,845	31,426	30,007	401,213	559,181

Total	$73,593	$75,703	$77,352	$76,823	$136,870	$698,626	$1,138,967

(1)	Payments for 2008 through 2012 reflect required principal payments on our term loan. No principal amounts are due on our senior notes until December 2013. Assumes current balance of senior notes remain outstanding until maturity.
(2)	Includes interest on term debt (at assumed interest rate of 7.30%, based on Libor rate and our applicable margin as of December 30, 2007) and senior notes. Excludes interest on revolving credit facility, but includes letter of credit fees and a commitment fee on the full $90 million facility less the outstanding letters of credit.
(3)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which historically have been insignificant. Some lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts as the renewals are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Letter of Credit Commitments. The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our revolving credit facility as of December 30, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$18,432	$10,000	$ —	$ —	$ —	$ —	$28,432

At maturity, we expect to renew a significant number of our standby letters of credit, with the exception of the two $10 million letters of credit related to TCFS Acquisition.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amounts of our electricity requirements through a future date at a fixed price. As of December 30, 2007, we had outstanding commitments of approximately $1.0 million for a portion of our estimated electricity requirements through the first half of 2008. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk. Fuel hedging positions have not been material to our operations and 33 positions were outstanding at December 30, 2007 with a fair value of $72,000 liability.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Financial Statements— Note 23. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2005, 2006 and 2007.

Impact of Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. During 2005, 2006 and 2007, motor fuel prices remained volatile. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future. In 2005, we experienced meaningful inflation in the price of natural gas, a key component of our utility expense and in the retail price of motor fuel, a key component of credit card costs. This inflation carried forward into 2006, but stabilized during 2007.

Off-Balance Sheet Arrangements

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk. Fuel hedging positions have not been material to our operations. We had no positions outstanding at December 31, 2006 and 33 positions outstanding as of December 30, 2007. Hedging results decreased fuel gross profit by zero and $0.4 million, respectively, in fiscal 2006 and 2007. These fuel hedging positions are being held to fully hedge fuel in the pipeline which we have purchased but not taken delivery for.

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

Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, estimated to be twenty to forty years for buildings and three to fifteen years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured at the inception of the lease, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred.

Assets Held for Sale. Properties are classified as other noncurrent assets when management determines that they are excess and intends to offer them for sale, and are recorded at the lower of cost or fair value less cost to sell. Excess properties are classified as assets held for sale in current assets when they are under contract for sale, or otherwise probable that they will be sold within the ensuing fiscal year. These assets primarily consist of land and some buildings.

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

Other Intangible Assets. Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable/unfavorable lease arrangements and the fair value attributable to a trade name. We account for other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Debt issuance costs are being amortized using the effective interest method over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company trade name is being amortized on a straight-line basis over fifteen years.

Insurance Liabilities. We use a combination of self-insurance and third-party insurance with predetermined deductibles that cover certain insurable risks. Our share of employee injury plan and general liability losses are recorded for the aggregate liabilities for claims reported, and an estimate of the cost of claims incurred but not reported, based on independent actuarial estimates and historical experience. We also estimate the cost of health care claims that have been incurred but not reported, based on historical experience.

Asset Retirement Obligation. We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal.

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

Revenue Recognition. Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the point of sale on a gross basis. We charge our dealers for third-party transportation costs, which are included in revenues and cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory and recognize revenue at the time the fuel is sold to the ultimate customer. We derive service revenue from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, payphones and other ancillary product and service offerings. We record service revenue on a net basis at the time the services are rendered.

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

Stock-Based Compensation. The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, the Company accounted for options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. The Company adopted SFAS 123(R), Share-Based Payment, at the beginning of fiscal 2006 as a private company, and as such is applying SFAS No. 123(R) prospectively to newly issued stock options.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 in the first quarter of fiscal 2007 did not have a material impact on our financial statements.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We do not anticipate the adoption of SFAS No. 157 will have a material impact on our financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities.” This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. We do not anticipate the adoption of SFAS No. 159 will have a material impact on our financial statements.

SFAS 141R. In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. We are currently evaluating the potential impact of this standard on our future consolidated financial statements.

SFAS 160. In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $90.0 million revolving credit facility which bears interest at variable rates. At December 30, 2007, we had $34.6 million outstanding on the credit facility. Our $105 million term loan facility also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at December 30, 2007 would be to change interest expense by approximately $1.4 million.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. In November 2003, we entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of December 29, 2006. On a semi-annual basis, we settled with the bank on the difference between the fixed and floating rates multiplied by the notional principal amount for that period. The swap terminated at maturity.

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

We also have recently started purchasing motor fuel on the Gulf Coast and are transporting it to West Texas via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 30, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of December 30, 2007, we maintained effective internal control over financial reporting.

The US Securities and Exchange Commission provides an exemption, whereby companies undergoing acquisitions in the year of Section 404 internal control certification, can leave the acquired business out of the scope of testing and assessment, and as a result we have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of TCFS Holdings, Inc., which we acquired on November 13, 2007. At December 30, 2007 and for the period from November 13, 2007 through December 30, 2007, total assets and total revenues of TCFS Holdings, Inc. represented 50% and 5% of Susser Holdings Corporation’s consolidated total assets and total revenues as of and for the year ended December 30, 2007. TCFS Holdings, Inc. will be included in the evaluation of internal controls beginning in fiscal 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 4th quarter of fiscal 2007 that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Susser Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TFCS Holdings, Inc. which is included in the December 30, 2007 consolidated financial statements of Susser Holdings Corporation and constituted 38% and 41% of total and net assets, respectively, as of December 30, 2007 and 5% and 15% revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Susser Holdings Corporation also did not include an evaluation of the internal control over financial reporting of TCFS Holdings, Inc.

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 30, 2007 and December 31, 2006, and the consolidated statement of operations, members’ interests and cash flows for the period from December 21, 2005 to January 1, 2006, and the Stripes Holdings LLC (Predecessor) related consolidated statements of operations, members’ interests, and cash flows for the period from January 3, 2005 to December 20, 2005, and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 14, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information called for by this item is set forth under the caption “Directors and Executive Officers” in Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director, executive officer (and, for a specified period, certain former directors and executive officers) and each holder of more than ten percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors that no Form 5 was required, we believe that all filings applicable to our officers, directors and beneficial owners required by Section 16(a) of the Exchange Act were filed on a timely basis during 2007.

Code of Ethics

Our Board has approved Susser’s Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the company, including the principal executive officer and the principal financial officer. The Code of Business Conduct and Ethics is available on our website at http://investor.susser.com/governance.cfm and in print without charge to any shareholder who sends a written request to the Company’s Secretary at our principal executive offices. The Company intends to post any amendments to or waivers of this code for its directors and executive officers, including its principal executive officer and principal financial officer, at this location on its website.

Audit Committee

Our board of directors has formed an audit committee currently chaired by Mr. Shapiro, who has been determined to be an independent board member, and qualifies as the audit committee financial expert. Mr. Thompson and Mr. Engel also serve on the audit committee. The audit committee reviews and monitors our internal controls, financial reports and accounting practices, as well as the scope and extent of the audits performed by both the independent and internal auditors, reviews the nature and scope of our internal audit program and the results of internal audits, and meets with the independent auditors. The audit committee operates under a written charter adopted by the Board, a current copy of which is available on our website at http://investor.susser.com/governance.cfm. The audit committee held five meetings during the 2007 fiscal year to discuss matters relating to the engagement of the Company’s independent auditors, to review Company financial statements and periodic filings and to address standing agenda items and met an additional six times with members of company management, the Company’s internal audit department and the Company’s independent auditors to discuss compliance initiatives relating to the Sarbanes Oxley Act of 2002.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General Philosophy

Our compensation setting process consists of establishing targeted compensation levels for each member of senior management and then allocating that compensation among base salary and incentive compensation. Our incentive compensation program is designed to reward company-wide performance by tying short-term and long-term awards to (i) the achievement of targeted company financial objectives, (ii) the achievement of specific operational goals within the purview of an individual’s scope of responsibilities, as applicable and (iii) growth in shareholder value. Our executive officers are also eligible to participate in benefit plans generally available to our other employees. We believe our approach to compensation will enable us to achieve several key objectives necessary to promote growth in shareholder value, while practicing good corporate governance, including the following:

•

Aligning the interests of our executives with those of our shareholders by tying incentive compensation to actual measurements of company and segment performance and the performance of our stock price over the long term;

•	Providing compensation to our executives that is competitive for our industry, region and size to enable us to recruit and retain key individuals; and

•	Communicating and reinforcing the importance of achieving growth and productivity targets, which drive performance to our business plan.

Process and Timing of Compensation Decisions. The compensation committee reviews and approves all compensation targets and payments for senior management, including the named executive officers. The Chief Executive Officer evaluates the performance of other officers and develops individual recommendations for the committee’s assessment. Both the Chief Executive Officer and the compensation committee may make adjustments to the recommended compensation based upon an assessment of an individual’s performance and contributions to the Company. The compensation for the Chief Executive Officer is reviewed and approved by the compensation committee and by the Board, based upon their independent evaluation of the Chief Executive Officer’s performance and contributions.

The compensation committee meets annually in the first quarter of each fiscal year to establish the target bonus levels for that fiscal year, approve salaries to become effective approximately two weeks thereafter and consider bonuses for the prior fiscal year and long-term incentive awards. The compensation committee may, however, review salary and bonus levels at other times in the event of mid-year appointments, changes in responsibility or promotions. The compensation committee may also consider recommendations and grant long-term incentive awards from time to time as deemed appropriate during the year.

Since it was formed prior to the Company’s initial public offering, the compensation committee’s practice has been to hold this meeting during the first week of February. Consequently, any long-term incentive awards approved at this meeting are generally made at a grant date preceding the Company’s release of fourth quarter earnings. The Company does not, however, coordinate awards with the release of earnings for the purpose of affecting executive compensation and generally makes any mid-year grants during approved trading windows under the Company’s insider trading policy following the release of earnings information.

The following table summarizes the approximate timing of some of our more significant compensation events:

Event	Timing
• Determine annual incentive bonus for preceding fiscal year	First quarter

• Consider base salary adjustments for executive officers for current fiscal year	First quarter

• Establish financial performance objectives for annual bonuses for next fiscal year	Fourth quarter

• Consider long-term incentive compensation awards	First quarter and from time to time

Components of Executive Compensation. The following is a summary description of the key components of our executive compensation program:

•	Base salary—Component of pay based on an individual’s competencies, skills, experience, responsibility and performance, as well as internal and external equity considerations. Base salary is designed to provide a fixed level of competitive pay as well as a foundation upon which incentive opportunities and benefit levels are established.

•

Annual Bonuses—Performance-based component of pay based on achievement of annual internal financial goals, the achievement of individual-specific operational goals and/or business unit performance. Our annual incentive bonuses are primarily designed to focus our executives on attainment of key annual financial performance measures that we believe drive the long-term financial growth of the Company.

•	Long-term incentives—Performance-based component of pay based on achievement of long-term internal financial goals and stock price performance.

•	Severance benefits—Provides pay and benefits in the event an executive’s job is eliminated or employment is terminated in certain circumstances.

•	Other benefits and perquisites—Provides enhanced benefits for executives, which vary by executive level.

Relative Size of Major Compensation Elements. In setting executive compensation, the compensation committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The compensation committee seeks to achieve an appropriate continuing balance between immediate cash compensation and long-term incentives designed to retain key personnel and align their interests with those of long-term shareholders. The level of incentive compensation typically corresponds to an executive officer’s responsibilities within the Company, with the level of incentive compensation for more senior executive officers being a greater percentage of total compensation than for less senior executive officers.

Although we typically consider long-term incentive grants when we recruit new management personnel, or upon hiring or promoting senior employees, we have not historically perceived a need to make long-term incentive awards a significant component of annual compensation. However, the compensation committee does, from time to time, consider paying portions of annual compensation in the form of long-term incentive awards and our president and chief executive officer, in lieu of a cash award and in consultation with the compensation committee, elected to receive his 2006 bonus in the form of 7,500 shares of restricted common stock, and received 5,000 shares of restricted stock for 2007 performance in addition to a cash bonus.

Because we have generally paid annual compensation primarily in cash—and because our named executive officers are eligible to participate in our 401(k) and non-qualified deferred compensation plans that permit them to defer tax recognition of a portion of that cash compensation—our compensation committee has not historically based compensation decisions upon tax or accounting considerations. Similarly, the compensation committee has not historically considered gains recognized from prior stock option or restricted stock awards because no outstanding stock options or shares of restricted stock have yet vested. However, the compensation committee may take these, or other, issues into consideration when making future compensation decisions.

Determination of Executive Compensation Levels.

In making any compensation decision, the compensation committee generally considers external, objective criteria—such as market trends in executive compensation practices—as well as each individual’s attributes, performance objectives, responsibilities and contributions. Compensation for our Chief Executive Officer is reviewed and approved by the compensation committee and, ultimately, by the Board. For officers other than the Chief Executive Officer, individual performance is evaluated and compensation decisions are made with the recommendations of the Chief Executive Officer.

Individual Performance and Contributions. Individual performance objectives are specific to each officer position and may relate to the following matters, among others:

•	Leadership

•	Customer/Frontline Employee Experience

•	Financial Performance/Acumen

•	Ethics/Integrity

•	Driving Growth

•	Planning, Execution and Problem Solving

•	Strategic Vision/Direction

•	Leadership Development/Succession Planning

•	Internal Controls/Risk Management

•	External Relations

•	Board Relations and Operations

These subjective evaluative criteria are used to supplement objective financial performance metrics for purposes of assisting the compensation committee in considering increases in annual base salary above the level specified in an individual’s employment agreement and/or increases or decreases in an individual’s annual performance bonus above or below the level called for by reference to achievement of specific financial targets.

Comparison Analysis. In 2007, the compensation committee, with the assistance of Company personnel and in consultation with the Company’s financial advisors, began compiling a comparison study of compensation practices at other companies for purposes of guiding 2008 compensation decisions. Due to the Company’s unique retail convenience store, wholesale fuel distribution and restaurant business structure and its relative size, the Company has no pure peer companies against which to benchmark. Accordingly, after considering an initial field of approximately thirty reporting companies, the compensation committee selected a comparison group comprised of the following 14 companies operating in the convenience store, discount store, retail grocery and foodservice industries:

Alon USA Energy, Inc.	O’Charley’s Inc.

Pantry, Inc.	AFC Enterprises Inc.

Caseys General Stores Inc.	California Pizza Kitchen Inc.

Delek US Holdings, Inc.	Freds Inc.

Texas Roadhouse, Inc.	Arden Group Inc.

Spartan Stores Inc.	Village Super Market Inc.

Carrols Restaurant Group, Inc.	Duckwall Alco Stores Inc.

The compensation committee considered the mean, median and 25th and 75th percentile compensation levels by executive office, in total and by individual compensation component, across this comparison group, while giving proper deference to differences in size and profitability by comparing group distribution of enterprise value, trailing twelve month revenue, trailing twelve month EBITDA and number of employees. On a pro-forma basis for the acquisition of the parent company of Town & Country Food Stores in November of 2007, the Company’s size and financial results placed it above median but below mean levels of enterprise value, trailing twelve month EBITDA and employee count and significantly above both median and mean levels of trailing twelve month revenue. The Compensation Committee also evaluated the Company’s same store and total growth rates as well as other quantitative and qualitative factors in evaluating compensation. After considering this analysis of peer group compensation levels, the Compensation Committee determined that adjustments to named executive officer compensation reflected below were warranted both by external market conditions, as well as by the quantitative and qualitative performance criteria discussed in greater detail below.

Adjustments to Base Compensation and Target Bonus Levels. Each of our named executive officers is currently party to an employment agreement that sets his or her base annual salary and target bonus level, in either case, subject to annual review and discretionary increase by our compensation committee for reasons such as changes in job responsibility or market trends or to reward individual performance. The table below presents the annual base salary levels and target bonus level (expressed as a percentage of base salary) for each of our named executive officers after giving effect to any increases approved by the compensation committee from the base levels specified in the executives’ 2006 employment agreements:

Executive Officer	Year[1]	Base Salary(a)	Target Bonus Percentage
Sam L. Susser	2008	$500,000	50%
President and Chief Executive Officer	2007	500,000	40%
	2006	500,000	40%

E.V. Bonner, Jr.	2008	$289,321	40%
Executive Vice President, Secretary and General Counsel	2007	279,537	33%
	2006	279,537	33%

Rocky B. Dewbre	2008	$232,875	40%
Executive Vice President and Chief Operating Officer—Wholesale	2007	225,000	33%
	2006	188,405	33%

Mary E. Sullivan	2008	$220,775	40%
Executive Vice President, Chief Financial Officer and Treasurer	2007	170,775	33%
	2006	165,000	33%

Ronald D. Coben(b)	2008	N/A	N/A
Executive Vice President and Chief Marketing Officer	2007	$300,000	33%
	2006	300,000	33%

(a)	Annualized base salary level, which, to the extent of any increase or decrease from the preceding year, generally becomes effective approximately two weeks after compensation committee approval. 2006 base salaries correspond to base salary levels set forth in the executives’ 2006 employment agreements.
(b)	As an inducement to join the Company, Mr. Coben’s employment agreement provided for a guaranteed bonus of $25,000 in 2006 and of $100,000 in 2007. Mr. Coben resigned from his office with the Company in February 2008.

In 2007, the compensation committee approved increases to Ms. Sullivan’s and Mssrs. Dewbre’s and Smith’s base salary levels. Ms. Sullivan’s and Mr. Smith’s base salary’s were each increased by 3.5%, reflecting acceptable financial performance, achievement of certain growth objectives and successful execution of the initial public offering. Mr. Dewbre’s base salary was increased by $36,595 or approximately 19%, in view of strong financial performance in 2005 and 2006. No adjustments were made to the salaries of the other named executive officers.

In 2008, the Company adjusted the base compensation for Ms. Sullivan from $170,775 to $220,775 for outstanding performance as Chief Financial Officer as it relates to accurate, timely financial reporting, transparency and accessibility to shareholders, bondholders and lenders, recruiting highly qualified staff and retaining and developing critical team members in a competitive regional economy. Ms. Sullivan was also instrumental in the due diligence and financing processes necessary to complete our acquisition of the parent company of Town & Country Food Stores in November of 2007.

Mr. Dewbre’s base salary was adjusted in 2008 from $225,000 to $232,875, reflecting the achievement of targets relating to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) and new store openings in the wholesale division. Mr. Dewbre was the team leader in a successful renegotiation of pricing under a major supply agreement and was a key member of the due diligence and integration teams working to complete the Town & Country acquisition.

Mr. Bonner’s compensation was adjusted from $279,537 in 2006 and 2007 to $289,321 in 2008, reflecting his contribution to our successful initial public offering in 2006, and to the due diligence effort, negotiations, and financing and integration processes relating to the Town & Country acquisition. Also, the compensation committee recognized Mr. Bonner’s success in strengthening the legal and construction groups in 2007 and his continued success in overseeing the execution of our real estate development objectives.

Target bonus levels for 2008 for each of Ms. Sullivan and Mssrs. Dewbre and Bonner were also increased from 33% (the base level specified in their employment agreements) to 40% to reflect market considerations and the challenge associated with meeting internal performance targets.

Mr. Susser’s base salary remains unchanged from 2004 to 2008 as he has recommended to the compensation committee and to the Board that, in lieu of increases to base salary, the committee and Board consider equity incentives or one-time bonuses to better align his interests with those of other shareholders. Mr. Susser’s 2008 target bonus level was increased from 40% to 50% to reflect market considerations and the challenge associated with meeting internal performance targets.

Annual Bonuses. Annual bonuses are intended to motivate and reward the Company’s named executive officers by tying performance awards to both the achievement of Company and segment-specific financial goals for the performance year and individual performance and achievements. Target bonus levels, based on the target percentages specified in each of the named executive officers’ employment agreements—as they may be increased from time to time in the discretion of the compensation committee, form the benchmark for making annual bonus decisions. These target bonus levels are currently 50% of base salary for our Chief Executive Officer and 40% for each of our other named executive officers, as discussed above. The compensation committee considers company performance for the preceding fiscal year based upon one or more categories of financial or operational metrics to further refine its estimation of target bonus dollars available for the named executive officers. Final bonus awards are determined, however, within the sole discretion of the compensation committee after assessing the subjective performance criteria discussed under the preceding caption, “Individual Performance and Contributions.” The compensation committee chooses to retain such discretionary authority over bonus decisions—without relying solely on a formulaic assessment of pre-determined performance metrics—due to the impact that outside variables, such as fuel margins or weather, have historically had on our results of operations, and its observation that Company or segment-specific performance metrics may not reflect the growth or performance of individuals within the Company. Consequently, while the compensation committee considers the objective performance criteria established as part of the management bonus program discussed below to be important components in making award determinations, bonus decisions are nonetheless entirely discretionary in nature.

At the beginning of the 2007 fiscal year, the compensation committee determined that its objective assessment of Mssrs. Smith’s and Coben’s performance would be based 66.7% on achievement of targeted consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) with the remaining 33.3% being based on achieving targeted levels of retail segment EBITDAR and retail segment non-fuel gross income, respectively. Similarly, Mr. Dewbre’s objective performance criteria for fiscal 2007 were weighted 66.7% on achievement of targeted consolidated EBITDAR with the remaining 33.3% being based on achieving targeted levels of wholesale segment EBITDAR. The performance of our other named executive officers was assessed based upon performance of the Company relative to internal target levels of consolidated adjusted EBITDAR. The following table reflects the correlation between (i) achievement of internal target levels of these metrics and (ii) corresponding target bonus dollars available for each of our named executive officers (expressed as a percentage of base salary) for the 2007 fiscal year. For the 2007 fiscal year, without giving effect to the impact of the TCFS acquisition, the company achieved EBITDAR slightly in excess of internal targets. The compensation committee considered this financial performance, together with the management team’s successful execution of the TCFS acquisition and the other achievements discussed above under the caption “Adjustments to Base Compensation and Target Bonus Levels,” in awarding the bonuses reflected in the Summary Compensation Table.

2007 Management Bonus Program

Relationship of Target Bonus Dollars (As Percentage of Annual Salary)

To Achievement of Internal EBITDAR Target

	Actual Annual EBITDAR as a Percentage of Internal Target
	90.0%	95.0%	100.0%	103.4%	106.8%	110.3%	113.7%	117.1%	120.5%	124.0%
Sam L. Susser President and Chief Executive Officer	*	*	40.0%	*	*	*	*	*	*	*

All other Named Executive Officers	3.0%	10.0%	33.0%	41.5%	51.5%	64.0%	80.0%	97.5%	120.0%	150.0%

*	Mr. Susser’s Employment Agreement specifies a bonus of 40% of base salary when the Company achieves annual internal target levels of consolidated adjusted EBITDA, but the compensation committee has the sole discretion and flexibility to set appropriate bonus payments for performance below or above the internal target level.

For fiscal 2008, the compensation committee determined that modifications to the management bonus program were necessary to reflect the Company’s increased scale following the Town & Country acquisition. The following table reflects the 2008 management bonus program, after giving effect to these modifications.

2008 Management Bonus Program

Relationship of Target Bonus (As Percentage of Annual Salary)

To Achievement of Internal EBITDAR Target

	Actual Annual EBITDAR as a Percentage of Internal Target
	90.0%	95.0%	100.0%	102.5%	105.0%	107.5%	110.0%	112.5%	115.0%	117.5%	120%
Sam L. Susser President and Chief Executive Officer	*	*	50.0%	*	*	*	*	*	*	*	*

All other Named Executive Officers(1)	3.0%	10.0%	40.0%	45.0%	52.0%	62.0%	75.0%	90.0%	110.0%	130.0%	150.0%

*	Mr. Susser’s Employment Agreement specifies a bonus of 40% of base salary, which was increased for the 2008 fiscal year to 50%, when the Company achieves annual internal target levels of consolidated adjusted EBITDA, but the compensation committee has the sole discretion and flexibility to set appropriate bonus payments for performance below or above the internal target level.
(1)	Target bonus level expressed as a percentage of annual salary (i) for Mr. Bonner and Ms. Sullivan, based upon percentile level at which actual annual consolidated adjusted EBITDAR of Susser Holdings Corporation corresponded to internal target and (ii) for Mr. Dewbre, based (x) 66.7% upon percentile level at which actual annual consolidated adjusted EBITDAR of Susser Holdings Corporation corresponded to internal target and (y) 33.3% upon percentile level at which actual annual EBITDAR of Susser Petroleum Company (which operates our wholesale segment) corresponded to internal target.

For purposes of assisting its annual bonus determinations, the compensation committee selects internal performance targets that it believes are achievable while also aspirational, insofar as they are indicative of strong company-wide or, as the case may be, segment-specific performance. While the Company believes that target levels are reasonably attainable, they are necessarily based on certain assumptions as to variables beyond the Company’s control, including future weather patterns, commodity price levels and the impact of outside competition—all of which have historically had a significant impact on our business. The Compensation Committee also notes the impact to the Company’s financial performance of any acquired business that was not contemplated at the time the internal targets were finalized. Consequently, while the compensation committee looks generally to these objective performance measures, it does not take a purely formulaic approach to making bonus decisions retains authority to consider any number of subjective factors in making award determinations.

Long Term Incentive Awards

In connection with our initial public offering, we adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the “Plan”) which governs the terms of equity awards granted to our management team prior to our initial public offering as well as any future equity awards granted by us. The Plan is intended to provide incentives that will attract, retain and motivate highly competent persons as directors and employees of, and consultants to, the Company and our subsidiaries, by providing them with opportunities to acquire shares of our common stock or to receive monetary payments. Additionally, the Plan provides us a means of directly tying our executives’ financial reward opportunities to our shareholders’ return on investment.

Employees and directors of, and consultants to, us or any of our subsidiaries are eligible to participate in the Plan, which is administered by the compensation committee. The Plan makes available an aggregate of 2,637,277 shares of our common stock, subject to adjustments. The Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, shares of restricted stock, and other stock-based awards. The committee determines, with regard to each type of award, the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for each award.

Long-term incentive grants have been historically made at, or near, the beginning of the employment relationship and generally vest over a five year term. These initial awards are generally made at levels intended to provide a meaningful incentive for continued employment, and for strong financial performance, over the vesting period. We believe the incentivizing characteristics of these awards continue throughout the full vesting period. Additionally, members of our executive management team have historically made significant personal equity investments in the Company. Consequently, in recent years our compensation committee has not made long-term incentive awards a significant component of annual executive compensation other than where prior awards to existing management personnel are vesting, and incremental awards are desirable to maintain comparable levels of long term performance and retention incentives.

Adjustment of Awards. In the event of any corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, stock split, or other like change in capital structure (other than normal cash dividends) or similar corporate event or transaction, the compensation committee will determine whether and to what extent it should substitute or adjust, as applicable, the number and kind of shares of stock that may be issued under the Plan or under particular form and conditions of such awards.

In the event we are a party to a merger or consolidation or similar transaction (including a change of control), the compensation committee is authorized (but not obligated) to make adjustments in the terms and conditions of outstanding awards, including, without limitation, that at any time prior to such transaction, all then outstanding awards shall become immediately exercisable or vested and any restrictions on any awards shall immediately lapse. In addition, the compensation committee may provide that all awards held by participants who are at the time of the event in our service or the service of any of our subsidiaries or affiliates shall remain exercisable for the remainder of their terms notwithstanding any subsequent termination of a participant’s service or that all awards will be substituted with awards that will substantially preserve the otherwise applicable terms of affected awards previously granted hereunder, in each case, as determined by the compensation committee in its sole discretion.

Amendment and Termination. The compensation committee has the right to amend, suspend or terminate the Plan at any time, provided that no amendment may adversely affect in any material respect any participant’s rights under any award grant previously made or granted under the Plan without the participant’s consent. Also, no amendment of the Plan may be made without approval of our shareholders if the approval is necessary to comply with any tax or regulatory requirement applicable to the Plan.

Compliance with Code Section 409A. In the event that the compensation committee determines that the Plan and/or awards are subject to Code Section 409A, the compensation committee may, in its sole discretion and without a participant’s prior consent, amend the Plan and/or awards, adopt policies and procedures, or take any other actions (including amendments, policies, procedures and actions with retroactive effect) as are necessary or appropriate to (i) exempt the Plan and/or any award from the application of Code Section 409A, (ii) preserve the intended tax treatment of any such award, and (iii) comply with the requirements of Code Section 409A, including any regulations or other interpretive guidance that may be issued after the grant of any award. However, neither the Company nor the compensation committee is obligated to ensure that awards comply with Code Section 409A or to take any actions to ensure such compliance.

Termination and Change of Control Benefits

Employment agreements with each of the named executive officers provide for severance payments upon certain events of termination. Generally, if we terminate any of our named executive officers “without cause,” or the executive elects to terminate employment “for good reason,” he or she is entitled to two times (three times in the case of Mr. Susser) base salary paid out in five installments over two years, plus any earned and accrued but unpaid bonus and any accrued vacation pay, 24 months of continued health insurance coverage for the executive and his or her family, and the reimbursement of any expenses. For purposes of these employment agreements, “good reason” includes, (i) a reduction of the executive’s base salary or target bonus percentage; (ii) the relocation of the executive’s principal office location to a location outside of Corpus Christi or Houston, Texas; (iii) our failure to provide any employee benefits due to be provided to the executive; (iv) a material breach of the executive’s employment agreement by us; or (v) the acquisition by a financial or strategic buyer of 51% of the outstanding equity interests of the company, provided, in the latter case, the executive negotiates to provide continued transition services for a reasonable period. Under these employment agreements, our named executive officers are also entitled to various “gross-up” payments for certain excise taxes they may incur in connection with annual compensation or any severance payments.

We believe the termination and change of control provisions contained in our executive employment agreements play an important role in attracting and recruiting executive talent by partially offsetting the career and relocation risks associated with changing jobs and, frequently, moving from larger cities offering greater opportunities for executive-level employment . Additionally, we believe the employment agreements provide long term protections for the Company through non-competition provisions prohibiting the named executive officers from working (or maintaining anything other than a de minimis ownership interest in a company operating in) the convenience store or wholesale fuel distribution industry—in any county in which the Company operates at the date of termination of employment—as well as non-solicitation agreements prohibiting the named executive officers from hiring Company employees, for a period of two years from the date of termination.

Perquisites and Other Benefits

We provide certain perquisites to our executive officers. Executives are eligible to receive annual health examinations and personal administrative and financial services support from corporate staff. In addition, we provide our President and Chief Executive Officer with a company vehicle and reimburse him for the business use of his private aircraft.

We do not provide executive officers with supplemental executive medical benefits or coverage. In addition, we generally do not reimburse executives for aircraft time relating to personal use, such as travel to and from vacation destinations. However, spouses (or other family members) occasionally accompany executives when executives are traveling on private aircraft for business purposes, such as attending an industry business conference at which spouses are invited and expected to attend.

We provide other benefits, including medical, life, dental, and disability insurance in line with competitive market conditions. Our named executive officers are eligible for the same benefit plans provided to our other non-store employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage.

We have established a 401(k) benefit plan for the benefit of our employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the 401(k) plan, employees can contribute up to 100% of their wages, subject to IRS limitations, which, for 2007, were generally a maximum contribution amount of $15,500 on maximum compensation of $225,000. We match 20% of the first 6% of salary that the employee contributes as a “guaranteed” match. Additionally, we may make a discretionary match that we determine in the first quarter of each year, based on the prior year’s financial performance against internal targets. For fiscal 2005, 2006 and 2007, we made a discretionary match of 30%, 0%, and 10%, respectively, of the first 6% of salary that each employee contributed in addition to the 20% match.

We have also implemented a nonqualified deferred compensation (NQDC) plan for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations, in that the contribution limits and compensation limits of the 401(k) plan do not apply to the NQDC plan. Participants in the NQDC plan may defer up to 75% of their salary. We match a portion of the participant’s contribution each year on the first 6% of salary deferred, using the same percentage of guaranteed and discretionary matches that are used for its 401(k) plan. The investment options available in the NQDC plan are identical to those offered in the 401(k) plan. Plan benefits are paid from our assets upon termination or retirement, and the Plan does not otherwise permit early withdrawals, distributions or loans, except for certain hardship withdrawals in the event of unforeseen emergencies.

Stock Ownership Guidelines

Our Board, the compensation committee and our executives recognize that ownership of our common stock is an effective means by which to align the interests of our directors and executives with those of our shareholders. We have long emphasized the importance of stock ownership among our executives and directors. We believe the existing ownership positions of our named executive officers combined with Plan-based equity awards issued in 2005, 2006 and 2007 create a strong incentive to achieve long-term growth in the price of our common stock. We encourage our management team to continue to invest in our stock and intend to continue to use Plan-based equity awards to promote the further alignment of management and shareholder interests.

Prohibition on Insider Trading

We have established policies prohibiting our officers, directors, and employees from purchasing or selling Susser securities while in possession of material, nonpublic information, or outside of certain “window periods” following the release of annual and quarterly financial results, or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations.

Summary Compensation Table

The following table provides a summary of total compensation paid for 2006 and 2007 to our named executive officers, and the base salary, bonus and other compensation for 2005. The table shows amounts earned by such persons for services rendered to Susser in all capacities in which they served. The elements of compensation listed in the table are more fully described in the “Compensation Discussion and Analysis” section of this report and in the footnotes that follow this table.

Name	Year	Salary ($)(1)	Bonus ($)(2)		Stock Awards ($)(4)	Option Awards ($)(5)	All Other Compensation ($)(6)	Total ($)(7)
Sam L. Susser	2007	500,000	200,000	(3)	207,845	872,609	49,429	1,829,883
President and Chief Executive Officer	2006	496,154	—	(3)	181,525	145,435	195,952	1,019,066
	2005	503,846	242,500		—	—	22,390	—

Mary E. Sullivan	2007	169,886	78,659		43,864	210,862	3,355	506,626
Executive Vice President and Chief Financial Officer	2006	156,843	16,500		43,864	35,143	11,862	264,212
	2005	118,561	45,784		—	—	4,945	—

E.V. Bonner, Jr.	2007	279,537	111,256		43,864	210,862	4,638	650,157
Executive Vice President and General Counsel	2006	276,197	25,000		43,864	35,143	21,881	402,085
	2005	272,974	105,414		—	—	12,150	—

Ronald D. Coben(8)	2007	300,000	115,067		—	150,670	32,720	598,457
Executive Vice President and Chief Marketing Officer	2006	16,154	25,000		—	25,112	—	66,266

Rocky B. Dewbre	2007	219,370	102,079		43,864	210,862	8,396	584,571
Executive Vice President and Chief Operating Officer—Wholesale	2006	186,025	247,069		43,864	35,143	19,083	531,184
	2005	182,161	259,121		—	—	5,465	—

(1)	Includes base salary paid to each named executive officer during the fiscal year. 2005 base salary for each of the named executive officers includes a timing difference of 2 days of pay that would have normally been paid during 2006. Effective with the December 2005 recapitalization, members of our management team that chose to invest in Stripes Holdings LLC became “members” instead of employees, and we cut off 2005 salary for these members on December 20, 2005, rather than December 18, 2005, as for all other “non-member” employees. The first payment that members received in 2006 was reduced by the 2 days already paid in 2005. Effective with the IPO and corporation formation transactions completed on October 24, 2006, the named executive officers reverted back to “employee” status.
(2)	Amounts included in bonus column are the amounts earned for each fiscal year, but such amounts were paid in March of the following year.
(3)	Sam L. Susser was granted 7,500 shares of restricted stock on March 27, 2007, in lieu of a cash bonus for 2006. Mr. Susser was granted a cash bonus for 2007 in the amount of $200,000 and granted 5,000 shares of restricted stock on February 29, 2008 in recognition of the Company’s performance for 2007. The shares vest over five years, with one-third of such shares vesting on the third, fourth, and fifth anniversary of grant dates. The fair values of the grants are $134,400 and $121,100, based on the closing prices on the date of respective grants of $17.92 and $24.22 per share. Compensation cost is being recognized over the five-year vesting periods in accordance with SFAS No. 123(R).
(4)	Represents the dollar amount recognized for financial statement reporting purposes for the respective fiscal years in accordance with SFAS No. 123(R), which requires companies to expense the fair value of equity awards over the period in which an employee is required to provide service in exchange for the awards. The reported amounts represent the amount of compensation expense recognized by Susser in 2006 and 2007 pertaining to restricted units of Stripes Holdings LLC originally granted in December 2005, and converted to equivalent unvested restricted shares of Susser concurrent with the IPO. See the “Outstanding Equity Awards at December 30, 2007” table for more information on restricted shares granted.

The amounts stated in the table reflect Susser’s accounting expense for these awards in accordance with SFAS No. 123(R). While these amounts reflect the portion of the grant date fair value of the awards recognized as accounting expense over the requisite service period, they do not correspond to the actual value that may be recognized by the named executive officers upon any disposition of vested stock. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the restricted shares, refer to Note 19—Share Based Compensation of Notes to Consolidated Financial Statements. Amounts have not been presented for 2005 fiscal year.

(5)	Represents the dollar amount recognized for financial statement reporting purposes for the respective fiscal years in accordance with SFAS 123(R), which requires companies to expense the fair value of equity awards over the period in which an employee is required to provide service in exchange for the awards. The reported amounts represent the amount of compensation expense recognized by Susser pertaining to stock options granted in 2006 and 2007. See the “Grants of Plan Based Awards” table for more information on stock options granted.

The amounts stated in the table reflect Susser’s accounting expense for these awards in accordance with SFAS No. 123(R). While these amounts reflect the portion of the grant date fair value of the awards recognized as accounting expense over the requisite service period, they do not correspond to the actual value that may be recognized by the named executive officers upon any disposition of vested stock. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the stock options, refer to Note 19—Share Based Compensation of Notes to Consolidated Financial Statements. Amounts have not been presented for 2005 fiscal year.

(6)	The details of amounts listed as “All Other Compensation” are presented in the “All Other Compensation Table” below.
(7)	Total compensation is not being presented for 2005, as the components of compensation presented for this year are not consistent with those required to be presented for 2006 and 2007.
(8)	Mr. Coben began his employment with us in November 2006. He resigned effective February 1, 2008.

All Other Compensation Table

Name	Year	Perquisites and Other Personal Benefits ($)(1)	Tax Reimbursements ($)(2)	Company Contributions to 401(k) and Deferred Compensation Plans ($)(3)	Management Fees ($)(4)	Total ($)
Sam L. Susser	2007	40,429	—	9,000	—	49,429
	2006	33,605	15,259	9,047	138,041	195,952
	2005	—	—	22,390	—	22,390

Mary E. Sullivan	2007	—	—	3,355	—	3,355
	2006	—	7,818	2,433	1,611	11,862
	2005	—	—	4,945	—	4,945

E. V. Bonner, Jr.	2007	—	—	4,638	—	4,638
	2006	—	10,326	4,654	6,901	21,881
	2005	—	—	12,150	—	12,150

Ronald D. Coben	2007	31,370	—	1,350	—	32,720
	2006	—	—	—	—	—

Rocky B. Dewbre	2007	—	—	8,396	—	8,396
	2006	—	11,393	5,389	2,301	19,083
	2005	—	—	5,465	—	5,465

(1)

Perquisites and other personal benefits for 2006 and 2007 are included for each named executive officer only to the extent the aggregate value is equal to or greater than $10,000 in any year. Amounts shown for

2005 have not been restated to reflect the new requirements effective for fiscal 2006. For Sam L. Susser, 2007 perquisites consisted of $37,254 estimated value of personal financial and administrative services provided by Susser personnel and $3,175 for personal use of company-provided vehicle. For Ronald D. Coben, perquisites consisted of reimbursement for commuting and temporary living expenses.

(2)	Tax reimbursements for 2006 are tax gross-up amounts paid to each named executive officer prior to the IPO, during which time we were organized as a partnership and each of our named executive officers was considered a member, rather than an employee, for Federal tax purposes as each had made an investment in Stripes Holdings LLC. We paid to each member an amount equal to the amount of payroll tax that we would have otherwise incurred had that member been considered an employee, and each member was then responsible for paying taxes as if self-employed. Effective with the IPO and corporate formation transactions completed October 24, 2006, each named executive officer became an employee of Susser Holdings Corporation and the tax reimbursements ceased.
(3)	Each of our named executive officers is eligible to participate in a 401(k) plan that is generally available to all employees. Additionally, certain highly compensated employees, including our named executive officers, are eligible to participate in our NQDC plan. The investment options in the NQDC plan mirror those available in our 401(k) plan, and do not contain any above-market or preferential earnings. The Company’s contributions to the 401(k) and NQDC plans accrued for fiscal 2005, 2006 and 2007 included a discretionary match of 30%, 0%, and 10%, respectively, on the first 6% of salary deferred in addition to the 20% guaranteed match.
(4)	We entered into a management services agreement, or the “Services Agreement”, with Wellspring Capital Management LLC and Sam L. Susser concurrently with the December 2005 recapitalization. Wellspring Capital Management LLC and Sam L. Susser provided general advice and counsel to us in connection with our long-term strategic plans, financial management, strategic transactions and other business matters. Sam L. Susser assigned his rights to receive a portion of the compensation under the Services Agreement to certain other members of our senior management and board of directors. The Services Agreement terminated upon the completion of the IPO.

Grants of Plan Based Awards

For Fiscal Year Ended December 30, 2007

Name	Grant Date	Approval Date	Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Sam L. Susser(1)	3/27/07	2/6/07	7,500	134,400

(1)	Mr. Susser received 7,500 shares of restricted stock in lieu of a cash bonus for 2006. The award was approved by the Compensation Committee on February 6, 2007, and granted on March 27, 2007. The restricted shares vest over five years, with one-third of such shares vesting on the third, fourth, and fifth anniversary of grant dates.
(2)	The reported grant date fair value of the restricted stock was determined based on the closing price of our stock on the grant date of $17.92.

Outstanding Equity Awards at December 30, 2007

	Option Awards				Stock Awards(3)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
Named Executive Officer	Exercisable	Unexercisable
Sam L. Susser(1)	—	353,953	16.50	12/20/2015	54,363	1,114,442
Mary E. Sullivan(1)	—	85,531	16.50	12/20/2015	11,324	232,142
E.V. Bonner, Jr.(1)	—	85,531	16.50	12/20/2015	11,324	232,142
Ronald D. Coben(2)	—	72,040	16.50	10/17/2016	—	—
Rocky B. Dewbre(1)	—	85,531	16.50	12/20/2015	11,324	232,142

(1)	In connection with the 2005 recapitalization, the named executive officers were awarded class B units in Stripes Holdings LLC. To give effect to the corporate restructuring that took place upon our IPO, and the effective redemption and cancellation of these class B units, the Board of Directors approved certain option grants to the named executive officers under the Susser Holdings Corporation 2006 Equity Incentive Plan, to be awarded concurrent with the IPO and with an exercise price equal to the IPO price. The number of options granted was determined by a formula designed to provide a similar economic benefit as the class B units being extinguished. Susser’s IPO was declared effective on October 18, 2006, and an initial offering price was set at $16.50. The options expire on December 20, 2015, and one-third vest each on December 21, 2008, 2009 and 2010, respectively. For additional information on the options granted under the 2006 Equity Incentive Plan, refer to Note 19—Share Based Compensation of our Notes to Consolidated Financial Statements.
(2)	Mr. Coben’s options were granted to him concurrent with our IPO in 2006. The options expire on October 17, 2016, and one-third vest each on October 17, 2009, 2010 and 2011, respectively. Mr. Coben’s options were forfeited upon his resignation February 1, 2008.
(3)	Represent shares of unvested stock that were initially granted as Class B units in Stripes Holdings LLC in December 2005, and were converted to equivalent shares of Susser common stock concurrent with the IPO. The shares vest one-third each on December 21, 2008, 2009 and 2010, respectively. The closing market price on December 28, 2007, the last trading day in 2007, was $20.50 per share. For additional information on the unvested stock, refer to Note 19—Share Based Compensation of our Notes to Consolidated Financial Statements.

Option Exercises and Stock Vesting

No options were exercised by any named executive officer, and no options or shares of restricted stock owned by any named executive officer vested in fiscal 2007.

Pension Benefits

Other than our 401(k) and non-qualified deferred compensation plans described elsewhere in this document, we do not maintain any other plan that provides for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

The following table provides information regarding contributions by Susser and each named executive officer under our non-qualified deferred compensation plan during 2007. The table also presents each named executive officer’s earnings and year-end balances in the plan. Our non-qualified deferred compensation plan is described above in “Compensation Discussion and Analysis” under the caption “Perquisites and Other Benefits.”

Name	Executive Contributions in 2007 ($)(1)	Registrant Contributions in 2007 ($)(2)	Aggregate Earnings in 2007 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(4)
Sam L. Susser	100,000	6,000	67,020	—	894,463
Mary E. Sullivan	9,319	1,860	2,626	—	57,635
E.V. Bonner, Jr.	15,227	2,406	4,715	—	136,883
Ronald D. Coben	—	—	—	—	—
Rocky B. Dewbre	41,980	4,948	14,445	—	192,974

(1)	The amounts shown are included in the salary and incentive compensation numbers shown in the Summary Compensation Table.
(2)	All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2007 in the Summary Compensation Table.
(3)	These amounts do not constitute above market interest or preferential earnings, and therefore are not including in the summary compensation table above.
(4)	The following table provides information regarding amounts reported in the aggregate balance at last fiscal year end that were previously reported as compensation to the named executive officers in the Summary Compensation Table related to 2003 through 2006.

Name	Previously Reported Compensation ($)
Sam L. Susser	$590,451
Mary E. Sullivan	38,155
E.V. Bonner, Jr.	92,805
Rocky B. Dewbre	105,999

Potential Payments Upon Termination or Change of Control

In addition to the termination and change of control provisions in our employment agreements with our named executive officers, each of our named executive officers currently holds stock options and/or shares of restricted stock, none of which have vested. These shares and options are ordinarily subject to a five-year vesting period, with one third of the shares and options vesting ratably over each of the final three years in the vesting period. However, all of the shares and options will vest immediately upon a change of control in the Company, irrespective of whether the employment of any named executive officer is terminated, or upon the termination of the executive due to death or disability.

The following table shows the amount of incremental value received by each of the named executive officers upon certain events of termination or a change of control in the Company on December 30, 2007.

Name	Benefit	Termination Due to Death or Disability ($)(1)	Termination by Executive for “Good Reason” except Change of Control, or by Company Other than for “Cause” ($)(2)	Change of Control Followed by Termination for “Good Reason” ($)(3)	Change of Control with Continued Employment ($)(4)
Sam L. Susser	Salary	—	1,500,000	1,500,000	—
President and Chief Executive Officer	Health/Medical	12,682	16,374	16,374	—
	Option Vesting	1,415,812	—	1,415,812	1,415,812
	Stock Vesting	1,114,442	—	1,114,442	1,114,442
	Tax Gross-Up	—	—	818,165	—

Mary E. Sullivan	Salary	—	341,550	341,550	—
Executive Vice President and Chief Financial Officer	Health/Medical	—	7,085	7,085	—
	Option Vesting	342,124	—	342,124	342,124
	Stock Vesting	232,142	—	232,142	232,142
	Tax Gross-Up	—	—	—	—

E.V. Bonner, Jr.	Salary	—	559,074	559,074	—
Executive Vice President and General Counsel	Health/Medical	10,568	16,016	16,016	—
	Option Vesting	342,124	—	342,124	342,124
	Stock Vesting	232,142	—	232,142	232,142
	Tax Gross-Up	—	—	—	—

Ronald D. Coben	Salary	—	600,000	600,000	—
Executive Vice President and Chief Marketing Officer	Health/Medical	12,682	16,374	16,374	—
	Option Vesting	288,160	—	288,160	288,160
	Stock Vesting	—	—	—	—
	Tax Gross-Up	—	—	—	—

Rocky B. Dewbre	Salary	—	450,000	450,000	—
Executive Vice President and Chief Operating Officer—Wholesale	Health/Medical	10,568	16,016	16,016	—
	Option Vesting	342,124	—	342,124	342,124
	Stock Vesting	232,142	—	232,142	232,142
	Tax Gross-Up	—	—	—	—

(1)	Health care benefits do not continue upon an executive’s disability; upon death, spouse and dependents of executives are entitled to continuation of health coverage for one year; amounts reflected represent portion of annualized 2007 premiums attributable to spouse/dependent coverage, before giving effect to executive contributions. Any unvested options or restricted stock fully vests upon death or disability. The amounts stated for option vesting represent the assumed cash value of the accelerated options derived by multiplying the difference between $20.50 (the closing price of our common stock on December 28, 2007) and the options’ exercise prices, times the number of options. The amounts stated for stock vesting represent the product of the number of shares whose restrictions lapsed and $20.50.
(2)	Amount of health care benefits represents two times annualized premiums after giving effect to executive contributions. If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the executive is entitled to receive an additional payment (tax gross-up) to adjust for the incremental tax cost of the payment or benefit. An excise tax is not payable if the present value of the payments and benefits to be received is less than three times the average compensation for the prior five years.
(3)

In the case an executive terminates employment for “good reason” related to a change of control event, in addition to the payments that would be due for salary and health care benefits, any unvested options or restricted stock would also fully vest. The amounts stated for option vesting represent the assumed cash value of the accelerated options derived by multiplying the difference between $20.50 (the closing price of our common stock on December 28, 2007) and the options’ exercise prices, times the number of options. The amounts stated for stock vesting represent the product of the number of shares whose restrictions lapsed and $20.50. The present value of the benefit attributed to early vesting of options and restricted stock is included in the payments or benefits subject to potential excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended.

(4)	Any unvested options or restricted stock fully vests upon a change of control event. The amounts stated for option vesting represent the assumed cash value of the accelerated options derived by multiplying the difference between $20.50 (the closing price of our common stock on December 28, 2007) and the options’ exercise prices, times the number of options. The amounts stated for stock vesting represent the product of the number of shares whose restrictions lapsed and $20.50.

In the event an executive resigns for reasons other than death, disability or “good reason,” our employment agreements do not provide for any special payments or benefits.

Compensation of Directors

The following table provides a summary of compensation paid to members of our Board of Directors during 2007:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
William F. Dawson, Jr.(1)	—	—	—	—	—
David P. Engel	10,859	—	3,204	—	14,063
Bruce W. Krysiak	75,000	13,557	65,186	—	153,743
Armand S. Shapiro	36,000	7,259	34,904	—	78,163
Sam J. Susser	60,000	13,557	65,186	—	138,743
Sam L. Susser(1)	—	—	—	—	—
Jerry E. Thompson	36,000	—	29,611	—	65,611

(1)	Messrs. Dawson and Sam L Susser receive no compensation for their service as directors. Compensation expense related to Mr. Sam L. Susser’s restricted stock and stock option awards is included in the executive officer compensation table.
(2)	Each of our non-employee directors who are not affiliated with Wellspring currently receives an annual retainer ranging between $36,000 to $75,000. Mr. Engel joined our Board in September 2007 and receives a $36,000 annual retainer, of which a pro-rated $10,859 was earned for 2007 and paid in 2008.
(3)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 30, 2007 in accordance with SFAS 123(R), which requires companies to expense the fair value of equity awards over the period in which the recipient is required to provide service in exchange for the awards. The reported amounts represent the amount of compensation expense recognized by us in 2007 pertaining the unvested restricted stock that is held by our directors. Additional information regarding the restricted stock is presented in the table of outstanding equity awards as of December 30, 2007 below.
(4)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 30, 2007 in accordance with SFAS 123(R), which requires companies to expense the fair value of equity awards over the period in which the recipient is required to provide service in exchange for the awards. The reported amounts represent the amount of compensation expense recognized by us in 2007 pertaining to stock options awarded.

The following table presents additional information regarding stock options granted to our non-employee directors during 2007:

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)(a)	Exercise Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(b)
David P. Engel	11/30/2007	14,158	23.58	147,243

(a)	The options awarded to Mr. Engel expire November 29, 2017 and one-third of the options vest each on November 30, 2010, 2011 and 2012, respectively.
(b)	The reported grant date fair value of the options was estimated in compliance with SFAS no. 123(R), utilizing the Black-Scholes option pricing model. The options are more fully described in Note 19—Share Based Compensation of our Notes to Consolidated Financial Statements.

The following table presents the outstanding equity awards held by our non-employee directors as of December 30, 2007:

	Option Awards(1)				Stock Awards(2)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)
Name	Exercisable	Unexercisable
William F. Dawson, Jr.	—	—	—	—	—	—
David P. Engel		14,158	23.58	11/29/2017	—	—
Bruce W. Krysiak	—	26,441	16.50	12/20/2015	3,500	71,750
Armand S. Shapiro	—	14,158	16.50	12/20/2015	1,874	38,417
Sam J. Susser	—	26,441	16.50	12/20/2015	3,500	71,750
Jerry E. Thompson	—	14,158	16.50	10/17/2016	—	—

(1)	Option awards vest one-third each on the third, fourth and fifth anniversary of grant, and expire on the tenth anniversary of grant. Messrs. Krysiak and Sam J. Susser received options to acquire 12,283 shares of our common stock upon conversion of certain equity interests they held in Stripes Holdings LLC, our predecessor, concurrent with our IPO in October 2006.
(2)	Restricted stock awards vest one-third each on the third, fourth and fifth anniversary of grant. Messrs. Krysiak and Sam J. Susser received 1,626 restricted shares of our common stock upon conversion of certain equity interests they held in Stripes Holdings LLC, our predecessor, concurrent with our IPO in October 2006. The closing market price on December 28, 2007, the last trading day in 2007, was $20.50 per share. For additional information on the unvested stock, refer to Note 19—Share Based Compensation of Notes to our Consolidated Financial Statements.

On February 7, 2007, the Compensation Committee recommended, and the Board of Directors approved, new non-employee Director compensation levels effective for fiscal 2008 and restricted stock grants as follows:

Name	Prior Annual Fee ($)	2008 Annual Fee ($)(1)	Restricted Stock Awards (#)(2)
William F. Dawson, Jr.	—	—	—
David P. Engel	36,000	40,000	5,000
Bruce W. Krysiak	75,000	75,000	5,000
Armand S. Shapiro	36,000	50,000	5,000
Sam J. Susser	60,000	60,000	5,000
Jerry E. Thompson	36,000	40,000	5,000

(1)	Effective 2008, all of our directors receive an annual base fee of $40,000. Mr. Krysiak receives an additional $35,000 for his service as Non-Executive Chairman and Chairman of the Compensation Committee. Mr. Sam J. Susser receives an additional $20,000 to recognize his active involvement in the oversight and management of the Company. Effective 2008, Mr. Shapiro will receive an additional $10,000 for his service as Chairman of the Audit Committee.
(2)	The restricted stock was granted on February 29, 2008, and vests one-third each on the third, fourth and fifth anniversary of grant. The closing price of our stock on the date of grant was $24.22

Compensation Committee Report

The Compensation Committee of the Susser Holdings Corporation Board of Directors (the “Compensation Committee”) is comprised of three independent directors and operates under a written charter. In carrying out its responsibilities, the Compensation Committee reviewed the section of this report entitled “Compensation Discussion and Analysis” (“CD&A”), with Susser management and provided comments on its content.

Based on the review and discussions described above, the Compensation Committee recommended to the Board that the CD&A be included in this annual report on Form 10-K.

Submitted by our Compensation Committee

Bruce Krysiak (Chair)

Armand Shapiro

Jerry Thompson

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee was formerly an officer or employee of the Company or is a “related person” as defined by the regulations to the Securities Exchange Act of 1934. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers serve as a director of the Company or member of our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,550,217	$18.11	972,126
Equity compensation plans not approved by security holders	—	—	—
Total	1,550,217	$18.11	972,126

Beneficial Ownership of Our Common Stock

The following table sets forth, as of March 1, 2008 information regarding the beneficial ownership of the common stock of Susser Holdings Corporation and shows the number of shares and percentage owned by:

•	each person who is known by us to be the owner of 5.0% or more of our common stock;

•	each of our executive officers and directors;

•	all such executive officers and directors, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulation of the Securities and Exchange Commission. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or have the right to acquire such powers with sixty (60) days. Accordingly, the foregoing table does not include options to purchase our shares of common stock by any of such persons which are not exercisable within the next sixty (60) days.

	Shares Beneficially Owned +
Name and Address	Number	%
Wellspring Capital Partners III, L.P. and affiliates(1)(2)	6,604,882	39.1
Sam L. Susser(3)	2,223,767	13.2
FMR Corp.(4)	1,980,110	11.7
Lord Abbett & Co. LLC(5)	1,533,153	9.1
E.V. Bonner, Jr.	120,250	*
Rocky B. Dewbre	41,916	*
W. Alvin New	85,000	*
Mary E. Sullivan	33,941	*
William F. Dawson, Jr.(6)	6,604,882
Bruce W. Krysiak	27,958	*
Armand S. Shapiro	4,000	*
Sam J. Susser	23,958	*
Jerry E. Thompson	10,000	*
David P. Engel(7)	63,067	*

All executive officers and directors as a group (10 persons)(8)	2,633,857	15.6%

*	Represents less than 1%

+	Does not include shares of unvested restricted stock that may not be voted or transferred prior to vesting.
(1)	The address of each such person and/or entity is c/o Wellspring Capital Management LLC, Lever House, 390 Park Avenue, New York, NY 10022
(2)	The following natural persons have investment or voting power over the shares held by Wellspring Capital Partners III, L.P. and its affiliates: Greg S. Feldman, William F. Dawson, Jr., Carl M. Stanton and David C. Mariano
(3)	The total number of shares of common stock include shares held in trust in which Mr. Susser acts as Trustee. The address for Mr. Susser is P.O. Box 9036, Corpus Christi, TX 78469
(4)	The information contained in the table and this footnote with respect to FMR LLC is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008. The business address of the reporting party is 82 Devonshire Street, Boston, Massachusetts 02109
(5)	The information contained in the table and this footnote with respect to Lord Abbett & Co. LLC is based solely on a filing on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008. The business address of the reporting party is 90 Hudson Street, Jersey City, New Jersey 07302
(6)	Mr. Dawson is a partner of Wellspring Capital Management LLC, an affiliate of Wellspring Capital Partners III, L.P. and Stripes Holdings, L.P. and may be deemed to beneficially own the shares of common stock held of record by such entities. Mr. Dawson disclaims beneficial ownership of such shares of common stock except to the extent of any pecuniary interest therein
(7)	Includes 57,467 shares of common stock held by Engel Investments, Ltd. Mr. Engel serves as the president of the general partner of Engel Investments, Ltd
(8)	Includes shares of common stock held in trust in which Mr. Susser acts as trustee. Does not include 6,604,882 shares of common stock held of record by Wellspring Capital Partners III, L.P. and Stripes Holdings, L.P. of which Mr. Dawson may be deemed to be the beneficial owner by virtue of his relationship with affiliates of those entities. Mr. Dawson disclaims beneficial ownership of such shares of common stock except to the extent of any pecuniary interest therein.

Item 13.	Certain Relationships and Related Party Transactions

Leasing Transactions. We lease 12 of our convenience stores and two of our dealer locations from related parties, including: Sam L. Susser, our President and Chief Executive Officer and a director; Sam J. Susser, a director; Jerry Susser; and various entities affiliated with Sam L. Susser, Sam J. Susser, E.V. Bonner, Jr. and members of their immediate families. In connection with the leasing of these properties, we made rental payments during the previous fiscal year to the persons set forth below and in the amounts set forth opposite such person’s name.

Lessor	Fiscal 2007 Payments
Sam L. Susser	$143,577
Susser Holdings II, L.P.(1)	1,568,062
McPherson Street Partners, L.P.(2)	39,000
Susser Company, Ltd.(3)	189,000
Sam J. Susser	26,400
S.J. Susser Family Partnership, L.P.(4)	169,999
ETLA, Ltd.(5)	41,000

1)	Susser Holdings II, L.P. is wholly owned by Sam L. Susser
2)	Sam L. Susser owns a 45.0% interest in McPherson Street Partners, L.P
3)	Sam J. Susser and Jerry Susser each own a 7.41% general partner interest in Susser Company, Ltd. Stripes LLC, our indirect subsidiary, owns the remaining 85.18% limited partnership interest. No distribution shall be made to Sam J. Susser or Jerry Susser and voting rights have been assigned to Stripes LLC.

4)	Sam J. Susser and Pat Susser each own a 48% limited partnership interest in the S.J. Susser Family Partnership, L.P; Sam L. Susser, Sherry Thum and Steven Susser each own a 1.0% limited partnership interest and SJS Management LLC, which is 100% owned by Sam J. Susser and Pat Susser, owns a 1% general partnership interest
5)	ETLA, Ltd. is wholly-owned by E.V. Bonner, Jr. and members of his immediate family.

Generally, we have the option to renew these leases. We believe the lease and renewal rates for such leased properties are no less favorable to us than we could have obtained in an arm’s length transaction.

Use of Private Aircraft. Sam L. Susser owns an aircraft that we use for business purposes in the course of our operations. We currently pay Mr. Susser a fee of $1,750 per flight hour, plus the cost of pilots and their related expenses, for our use of the aircraft. For 2008, this reimbursement is expected to be $2,250 per hour. We made payments to Sam L. Susser totaling $0.4 million in 2007. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than we could obtain in an arm’s length transaction.

Employment of Jerry Susser. Jerry Susser acts as Vice President of Real Estate for us and, for services performed during 2007, received annual compensation of $124,200 and a bonus of $39,671. Mr. Susser is the brother of Sam J. Susser, one of our directors, and an uncle of Sam L. Susser, our President and Chief Executive Officer.

Susser Company Ltd. Our subsidiary, Susser Company Ltd., a Texas limited partnership, is 85.18% owned by its limited partner Stripes LLC, 7.41% owned by its general partner Sam J. Susser and 7.41% owned by its general partner Jerry Susser. Sam J. Susser and Jerry Susser have agreed that they have no right to distributions from Susser Company Ltd. and no management or voting control and have given their proxy for all partnership matters to Stripes LLC.

Town & Country Merger Consideration. Immediately prior to the TCFS Acquisition, Alvin New, our Executive Vice President and the President and CEO of our retail operations, served as President and CEO of TCFS and owned 950,002 shares of TCFS common stock, or approximately 21% of TCFS shares outstanding.

Policy Regarding Transactions with Affiliates. In accordance with the rules of the NASDAQ Global Market, our audit committee monitors and reviews related party transactions on an ongoing basis and, pursuant to the audit committee’s charter, the Company is required to seek the approval of the audit committee prior to entering into any such transaction.

Registration Rights

In connection with our IPO, the holders of approximately 9,349,162 shares of common stock, including Wellspring, Sam Susser and members of senior management, were provided certain rights with respect to the registration of such shares under the Securities Act. Under the terms of the agreement between us and the holders of such registrable securities, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of other security holders exercising registration rights, these holders are entitled to notice of such registration and are entitled to include shares of such common stock therein.

Additionally, these holders are also entitled to certain demand registration rights pursuant to which they may require us to file a registration statement under the Securities Act at our expense with respect to our shares of common stock. Each of Wellspring and Sam L. Susser has two demand registration rights. We are not required to effect a demand registration (1) if we have effected a demand registration in the preceding six months, (2) during the period starting 45 days prior to our good faith estimate of the filing date of, and ending 90 days after the effective date of, a company-initiated registration on which our stockholders can piggyback, or (3) in some cases if it would require premature disclosure. Under these registration rights, the underwriters of an offering may limit the number of shares included in the registration, but in the case of piggyback registration the amount of securities requested to be included cannot be reduced below 25% of the total amount of securities included in such registration. All of these stockholders have agreed that in connection with any public offering of common stock, if requested by us and a managing underwriter, they will not, without the consent of us and the managing underwriter, sell their shares of common stock for up to 180 days (365 days in the case of shares controlled by Sam L. Susser) after the date of the related prospectus.

Board Independence

NASDAQ Global Market rules require that our board be comprised of a majority of independent directors. The Board has determined that, of its current members, each of Messrs. Engel, Krysiak, Shapiro and Thompson qualify as an “independent director” within the meaning of that term under the rules and regulations of the NASDAQ Global Market. In accordance with NASDAQ Global Market rules, our Board holds executive sessions of the non-management directors regularly.

Item 14.	Principal Accounting Fees and Services

General

The following table presents fees for audit services rendered by Ernst & Young LLP (“Ernst & Young”) for the audit of our annual consolidated financial statements for fiscal 2007 and fiscal 2006, and fees billed for services rendered by Ernst & Young during the same periods.

	Fiscal 2007	Fiscal 2006
Audit Fees	$1,102,778	$805,906
Audit-Related Fees	166,036	—
Tax	100,000	200,000
All Other Fees	—	—

Total	$1,368,814	$1,005,906

Fees for audit services billed or expected to be billed related to both years consisted of:

•	Audit of our annual financial statements ($871,774 in 2007 and $394,151 in 2006)

•	Reviews of our interim financial statements

•	Comfort letters, consents and other services related to SEC matters

Fees for audit-related services provided during fiscal 2007 consisted of fees for due diligence services provided during fiscal 2007 related primarily to the TCFS acquisition.

In considering the nature of services provided by Ernst & Young, the audit committee determined that such services are compatible with the provisions of independent audit services. The audit committee discussed these services with Ernst & Young and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Policy for Approval of Audit and Non-audit Services

Our audit committee charter requires that all services provided by our independent public accountants, both audit and non-audit, must be pre-approved by the audit committee. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service.

In determining whether to approve a particular audit or permitted non-audit service, the audit committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent public accountants. The audit committee will also consider whether the independent public accountants are best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

We became subject to the rules of the Securities and Exchange Commission relating to qualification of accountants, including provisions regarding pre-approval of audit and non-audit services, on October 18, 2006, the effective date of our registration statement for our initial public offering. All audit and non-audit services provided by our independent public accountants after that point in time were pre-approved by our audit committee.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 30, 2007.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC(7)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(7)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New.(10)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(9)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(2)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(2)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(7)

4.4	Form of Guarantee (included in Exhibit 4.1)(2)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

Exhibit No.	Description
4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(11)

4.8	Form of 144A Note(11)

4.9	Form of Regulation S Note(11)

4.10	Note Guarantee(11)

4.11	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(11)

4.12	Form of Stock Certificate(1)

10.1	Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C. and SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

10.4	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(7)

10.5	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(7)

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(7)

10.7	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith(7)

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(7)

10.9	Distributor Franchise Agreement, dated January 2, 1993, by and between CITGO Petroleum Corporation and Susser Petroleum Co. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.10	Addendum to Distributor Franchise Agreement, dated January 15, 1996, by and between CITGO Petroleum Corporation and SSP Partners(1)

10.11	Amendment to Distributor Franchise Agreement, dated February 17, 1997, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.12	Third Addendum to Distributor Franchise Agreement, dated September 6, 1999, by and between CITGO Petroleum Corporation and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.13	Amendment to Third Addendum to Distributor Franchise Agreement, dated March 28, 2001, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.14	Letter Agreement to Third Addendum to Distributor Franchise Agreement, dated September 14, 2005 by and between CITGO Petroleum Corporation and SSP Partners(1)

10.15	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.16	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.17	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC, Susser Petroleum Company, LLC and National Retail Properties, L.P.*

10.18	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.19	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, LP(1)

10.20	Form of Master Sale/Leaseback Agreement(1)

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

10.23	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.24	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP(1)

10.30	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

10.31	Amendment No. 3, dated June 30, 2007 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(8)

10.32	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(11)

10.33	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) Effective October 1, 2003.*

10.34	Employment Letter by and between W. Alvin New and Susser Holdings Corporation, dated as of November 13, 2007.*

10.35	Waiver and Release Agreement, dated as of February 6, 2008, between Ronald D. Coben and Susser Holdings Corporation.*

21.1	List of Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 28, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation

By:	/s/ SAM L. SUSSER
Sam L. Susser
President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAM L. SUSSER Sam L. Susser	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ MARY E. SULLIVAN Mary E. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ WILLIAM F. DAWSON, JR. William F. Dawson, Jr.	Director	March 14, 2008

/s/ DAVID P. ENGEL David P. Engel	Director	March 14, 2008

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	March 14, 2008

/s/ ARMAND S. SHAPIRO Armand S. Shapiro	Director	March 14, 2008

/s/ SAM J. SUSSER Sam J. Susser	Director	March 14, 2008

/s/ JERRY E. THOMPSON Jerry E. Thompson	Director	March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 30, 2007 and December 31, 2006, and the consolidated statement of operations, members’ interests and cash flows for the period from December 21, 2005 to January 1, 2006, and the Stripes Holdings LLC (Predecessor) related consolidated statements of operations, members’ interests, and cash flows for the period from January 3, 2005 to December 20, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 30, 2007 and December 31, 2006, and the period from December 21, 2005 to January 1, 2006 and the consolidated statements of operations and cash flows of Stripes Holdings LLC (Predecessor) for the period from January 3, 2005 to December 20, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 Susser Holdings Corporation adopted Statement of Financial Standards No. 123(R), Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, in 2007 Susser Holdings Corporation adopted Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 14, 2008

SUSSER HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 30, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,938	$7,831
Accounts receivable, net of allowance for doubtful accounts $1,179 at December 31, 2006 and $1,360 at December 30, 2007	44,084	69,368
Inventories, net	37,296	69,577
Assets held for sale	518	903
Other current assets	1,884	8,209

Total current assets	116,720	155,888
Property and equipment, net	232,454	410,745
Other assets:
Goodwill	44,762	248,809
Intangible assets, net	17,492	25,497
Other noncurrent assets	10,899	12,753

Total other assets	73,153	287,059

Total assets	$422,327	$853,692

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$84,838	$127,756
Accrued expenses and other current liabilities	20,711	39,406
Current maturities of long-term debt	—	3,937
Deferred purchase price—TCFS acquisition, current	—	10,000

Total current liabilities	105,549	181,099
Long-term debt	120,000	374,754
Revolving line of credit	—	34,640
Deferred gain, long-term portion	27,060	31,511
Deferred tax liability, long-term portion	—	27,145
Other noncurrent liabilities	7,918	20,068

Total long-term liabilities	154,978	488,118
Minority interests in consolidated subsidiaries	630	684
Commitments and contingencies
Common stock, $.01 par value; 125,000,000 shares authorized; 16,824,162 issued and outstanding as of December 31, 2006; 17,006,662 issued and 16,995,338 outstanding as of December 30, 2007	168	170
Additional paid-in capital	166,398	172,765
Retained earnings (deficit)	(5,396)	10,856

Total shareholders’ equity	161,170	183,791

Total liabilities and shareholders’ equity	$422,327	$853,692

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Company
	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006	Year Ended December 30, 2007
		(in thousands)
Revenues:
Merchandise sales	$320,756	$8,774	$365,343	$444,218
Motor fuel sales	1,494,708	50,492	1,876,641	2,247,220
Other income	20,773	761	23,175	25,924

Total revenues	1,836,237	60,027	2,265,159	2,717,362
Cost of sales:
Merchandise	216,883	6,197	246,251	299,652
Motor fuel	1,422,214	48,778	1,797,709	2,155,435
Other	617	—	421	1,132

Total cost of sales	1,639,714	54,975	2,044,381	2,456,219

Gross profit	196,523	5,052	220,778	261,143
Operating expenses:
Personnel	60,215	2,022	69,288	82,459
General and administrative	36,165	445	19,377	27,944
Operating	52,146	1,456	61,953	68,935
Rent	8,600	1,139	22,694	25,822
Royalties	3,306	90	3,574	66
(Gain) loss on disposal of assets and impairment charge	(641)	—	—	190
Depreciation, amortization, and accretion	25,700	908	22,780	29,469

Total operating expenses	185,491	6,060	199,666	234,885

Income (loss) from operations	11,032	(1,008)	21,112	26,258
Other income (expense):
Interest expense, net	(21,096)	(636)	(25,201)	(16,152)
Other miscellaneous	(8,858)	—	452	435

Total other expense, net	(29,954)	(636)	(24,749)	(15,717)
Minority interest in income of consolidated subsidiaries	(70)	(6)	(61)	(42)

Income (loss) before income taxes	(18,992)	(1,650)	(3,698)	10,499
Income tax (expense) benefit	—	—	(48)	5,753

Net income (loss)	$(18,992)	$(1,650)	$(3,746)	$16,252

Net income (loss) available to common unitholders/shareholders	$(23,549)	$(1,650)	$(3,746)	$16,252

Earnings per common unit/share:
Basic	$(10.09)	$(0.18)	$(0.35)	$0.97
Diluted	$(10.09)	$(0.18)	$(0.35)	$0.97
Weighted average shares outstanding:
Basic	2,332,726	9,230,404	10,729,511	16,734,571
Diluted	2,332,726	9,230,404	10,729,511	16,817,417

Pro Forma Data (unaudited):
Historical income (loss) available to common unit holders/shareholders before taxes	$(23,549)	$(1,650)	$(3,698)	$10,499
Pro forma income tax benefit (expense)	6,647	577	1,311	(3,909)

Pro forma net income (loss) available to common unit holders/shareholders	$(16,902)	$(1,073)	$(2,387)	$6,590

Pro forma earnings per common unit/share:
Basic	$(7.25)	$(0.12)	$(0.22)	$0.39
Diluted	$(7.25)	$(0.12)	$(0.22)	$0.39

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF MEMBERS’ INTERESTS AND SHAREHOLDERS’ EQUITY

	Common Interests		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Units	Amount	Shares	Par Value
	(in thousands)
Predecessor
Balance at January 2, 2005	1,200	$843	$—	$—	$2,589	$(43,593)	$(40,161)
Net loss	—	—	—	—	—	(18,992)	(18,992)
Non-cash stock compensation	—	—	—	—	1,188	—	1,188
Preferred return	—	—	—	—	—	(4,557)	(4,557)
Net change in value of redeemable common members’ interests	—	—	—	—	—	(63,943)	(63,943)

Balance at December 20, 2005	1,200	843	—	—	3,777	(131,085)	(126,465)
Company
Elimination of predecessor equity	(1,200)	(843)	—	—	(3,777)	131,085	126,465
Common interests issued as part of the 2005 recapitalization	12,850	—	—	—	128,497	—	128,497
Transaction fees	—	—	—	—	(3,576)	—	(3,576)
Deemed dividend to previous owners in excess of predecessor basis	—	—	—	—	(65,690)	—	(65,690)
Net loss	—	—	—	—	—	(1,650)	(1,650)

Balance at January 1, 2006	12,850	—	—	—	59,231	(1,650)	57,581
Net loss	—	—	—	—	—	(3,746)	(3,746)
Non-cash stock compensation	—	—	—	—	803	—	803
Finalization of purchase price allocation (deemed dividend to previous owners in excess of predecessor basis) related to 2005 recapitalization	—	—	—	—	(2,168)	—	(2,168)
Tax distribution declared to members	—	—	—	—	(4,110)	—	(4,110)
Exchange of common interests in Stripes Holdings LLC for common shares	(12,850)	—	9,349	93	(93)	—	—
Issuance of common stock in initial public offering	—	—	7,475	75	112,735	—	112,810

Balance at December 31, 2006	—	—	16,824	168	166,398	(5,396)	161,170
Net Income	—	—	—	—		16,252	16,252
Non-cash stock compensation	—	—	—	—	2,429	—	2,429
Issuance of common stock, net of forfeiture of unvested shares	—	—	171	2	3,938	—	3,940

Balance at December 30, 2007	—	—	16,995	$170	$172,765	$10,856	$183,791

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Company
	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006	Year Ended December 30, 2007
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(18,992)	$(1,650)	$(3,746)	$16,252
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	25,700	908	22,780	29,469
Loss (gain) on disposal of property and impairment charge	(641)	—	—	190
Non-cash stock based compensation	1,188	—	803	2,429
Stock-based compensation for options redeemed in acquisition of predecessor	17,307	—	—	—
Minority interest	70	6	52	54
Deferred income tax	—	—	—	(14,270)
Change in fair market value in nonqualifying derivatives	223	—	(330)	—
Changes in operating assets and liabilities:
Receivables	(11,390)	2,685	89	2,444
Inventories	(4,606)	—	(18)	(12,087)
Assets held for sale and other current assets	(4,030)	—	5,540	2,869
Intangible assets, net	3,030	(103)	2,577	1,361
Other noncurrent assets	1,045	(33)	(6,831)	4,227
Accounts payable	33,981	(4,218)	7,611	(4,744)
Accrued liabilities	2,650	(12,514)	(735)	3,325
Other noncurrent liabilities	(1,735)	198	(2,179)	(3,819)

Net cash provided by (used in) operating activities	43,800	(14,721)	25,613	27,700

Cash flows from investing activities
Purchases of property and equipment	(51,094)	—	(70,187)	(89,848)
Proceeds from disposal of property and equipment	4,212	—	5,747	1,086
Proceeds from sale/leaseback transactions	170,000	—	14,249	97,318
Acquisition of TCFS Holdings, Inc., net of cash acquired	—	—	—	(346,515)
Acquisition of predecessor	—	(260,207)	—	—

Net cash used in investing activities	123,118	(260,207)	(50,191)	(337,959)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	170,000	—	258,690
Change in notes receivable	(221)	—	(190)	984
Payments on long-term debt	(194,327)	—	(50,000)	—
Revolving line of credit, net	—	6,220	(6,220)	34,640
Loan origination costs	(7,623)	—	—	(11,992)
Proceeds from issuance of equity	—	124,921	—	3,940
Proceeds from initial public offering, net of offering costs	—	—	112,810	—
Distributions to members	—	—	(3,000)	(1,110)

Net cash provided by (used in) financing activities	(202,171)	301,141	53,400	285,152

Net (decrease) increase in cash	(35,253)	26,213	28,822	(25,107)
Cash and cash equivalents at beginning of year	13,156	(22,097)	4,116	32,938

Cash and cash equivalents at end of year	$(22,097)	$4,116	$32,938	$7,831

Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$17,686	$608	$23,757	$14,990
Income taxes paid	—	—	51	1,450

Supplemental non-cash investing activities:
Accrual of deferred purchase price	—	—	—	$20,000

Supplemental non-cash financing activities:
Accrual of distribution to members	—	—	$1,110	—

See accompanying notes

SUSSER HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (“Susser” or “Company”), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (“IPO”) (see Note 3). Susser became, immediately prior to the IPO, the holding company of Stripes Holdings LLC, which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to convenience stores since 1988.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•

Stripes LLC (“Stripes”), a Texas Limited Liability Company and successor to SSP Partners, operates convenience stores located primarily in Texas, eastern New Mexico and southern Oklahoma. On November 13, 2007, Stripes completed the acquisition of TCFS Holdings, Inc. (“TCFS”), the parent company of the Town & Country Food Stores (“Town & Country”) chain of convenience stores.

•

Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company and successor to Susser Petroleum Company, LP, distributes motor fuels in Texas, eastern New Mexico and Oklahoma. SPC is a wholly owned subsidiary of Stripes.

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $270 million senior notes outstanding at December 30, 2007, but do not conduct any operations (see Note 11). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2007 refer to the 52-week period ended December 30, 2007. All references to 2006 refer to the 52-week period ended December 31, 2006. All references to 2005 refer to the 52-week period ended January 1, 2006. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effective December 30, 2007, we have revised our estimates used in the computation of certain asset retirement obligations (See Note 12) and the depreciable lives used for buildings and underground storage tanks.

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

The values of assets and liabilities at December 30, 2007 reflect the preliminary allocation of purchase price related to the November 2007 acquisition of TCFS Holdings, Inc. (See Note 4).

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

Effective December 31, 2007, our estimate of depreciable lives for buildings and underground storage tank is being modified to more closely reflect our actual experience. Unless factors to the contrary are present, we will now depreciate buildings over forty years instead of twenty years, and underground storage tanks over thirty years instead of fifteen years.

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

Assets Held for Sale

Properties are classified as other noncurrent assets when management determines that they are in excess and intends to offer them for sale, and are recorded at the lower of cost or fair value less cost to sell. Excess properties are classified as assets held for sale in current assets when they are under contract for sale, or otherwise probable that they will be sold within the ensuing fiscal year. These assets primarily consist of land and some buildings.

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

Other Intangible Assets

Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable and unfavorable lease arrangements and the fair value attributable to a trade name. We account for other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Debt issuance costs are being amortized using the effective interest method, over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable and unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company trade name is being amortized on a straight-line basis over fifteen years.

Store Closings and Asset Impairment

The Company closed three, ten, and seven retail stores during 2005, 2006 and 2007, respectively. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed when incurred and were approximately $1.8 million, $2.5 million and $3.2 million for 2005, 2006 and 2007, respectively.

Insurance Liabilities

The Company uses a combination of self-insurance and third-party insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of its employee injury plan and general liability losses are recorded for the aggregate liabilities for claims reported, and an estimate of the cost of claims incurred but not reported, based on independent actuarial estimates and historical experience. The Company also estimates the cost of health care claims that have been incurred but not reported, based on historical experience.

Environmental Liabilities

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

Asset Retirement Obligations

The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. Effective December 30, 2007, we have updated our estimates in computing the estimated liability for the removal of underground storage tanks, based on a change in the estimated timing of cash flows. This change in estimate is reflected as a decrease in the liability and a decrease in the associated asset. (See Note 12).

Revenue Recognition

Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the time of sale or when fuel is delivered to the customer. The Company charges its dealers for third-party transportation costs, which are included in revenues and cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory and recognize revenue at the time the fuel is sold to the ultimate customer. We derive service revenue from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, payphones and other ancillary product and service offerings. We record service revenue on a net commission basis at the time the services are rendered.

Vendor Allowances and Rebates

We receive payments for vendor allowances, volume rebates, and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement. During 2007, we revised our amortization method to straight line over the term of the agreement based on the historical experience of rarely debranding a site before the expiration of the contract. This change in policy is accounted for as a change in estimate and resulted in an additional $1.0 million of rebate amortization being recognized in the current year. For the years ended 2005, 2006 and 2007 we recognized earned rebates of $16.9 million, $17.6 million and $20.5 million, respectively.

Lease Accounting

The Company leases a portion of its convenience store properties under non-cancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

Income Taxes

Prior to October 24, 2006, the Company and its predecessors were organized as a partnership, and therefore income or loss was reported in the tax returns of its members, and no recognition was given to income taxes in the consolidated financial statements of the Company. Beginning October 24, 2006, all of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. (See Note 17)

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail fuel sales were approximately $143.4 million, $153.8 million and $178.2 million for 2005, 2006 and 2007, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on retail sales were approximately $22.7 million, $25.6 million and $31.5 million for 2005, 2006 and 2007, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations.

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

The Company periodically enters into interest rate swaps to manage its interest rate risk. Historically, such positions have been designated as fair value hedges, and as such, the fair value is recorded on the balance sheet as either an other asset or accrued expense, depending on the value being positive or negative. Net proceeds received and the change in value of the swap are recorded as reductions to or increases in interest expense (see Note 11). There were no positions open at December 31, 2006 or December 30, 2007.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. At December 30, 2007, the Company held 33 fuel futures contracts with a fair value of ($72,000).

The Company had firm purchase commitments of approximately $1.0 million as of December 30, 2007, for electricity which will be consumed in the Company’s facilities in the ordinary course of business during the first half of 2008. The Company does not trade in electricity derivatives.

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

Reclassification

Certain prior year balances have been reclassified for comparative purposes. Fuel taxes payable of $13.6 million were included in accrued liabilities at January 1, 2006, and have been reclassified to accounts payable. Amortization of loan costs and the write-off of unamortized costs on debt paid before maturity have been reclassified from amortization expense to interest expense for all years presented.

Concentration Risk

The Company purchases approximately 40% of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”). The Company has been using McLane since 1992. The contract was recently renewed for a three year period, expiring in December 2010.

Valero and Chevron supplied approximately 52% and 25%, respectively, of the Company’s motor fuel purchases in fiscal 2007. The Company has contracts with Valero and Chevron that expire in July 2018 and March 2008, respectively. We anticipate the Chevron contract will be renewed upon expiration.

New Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 in the first quarter of fiscal 2007 did not have a material impact on our financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. This Statement is effective January 1, 2008. We do not anticipate the adoption of SFAS 157 to have a material impact on our financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. We do not anticipate the adoption of SFAS 159 to have a material impact on our financial statements.

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. We are currently evaluating the potential impact of this standard on our future consolidated financial statements.

SFAS 160

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

3. Initial Public Offering

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. The Company received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. The proceeds were used to redeem $50 million of the 10 5/8% senior notes, plus accrued interest and premium thereon, to repay outstanding borrowings under the revolving credit facility and the balance is being used for general corporate purposes, including growth capital.

Susser became, immediately prior to the IPO, the holding company of Stripes Holdings LLC, which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. In connection with the corporate formation transactions, each holder of Class A units of Stripes Holdings LLC received 0.718339 share of Susser common stock for each Class A unit held, and each holder of Class B units of Stripes Holdings LLC received 0.130104 restricted share of common stock for each Class B unit held. All outstanding options to purchase Class A units were converted into options to purchase an aggregate of 205,285 shares of common stock on an equivalent basis at an exercise price of $13.92. See “Corporate Formation Transactions” in the Company’s registration statement on Form S-l (Registration No. 333-134033), as amended, for more details on the corporation formation transactions.

Immediately prior to the corporate formation transactions, the Board of Managers of Stripes Holdings LLC declared a $3.0 million dividend to its members to enable them to meet their estimated income tax obligations for the period prior to the merger, and authorized any additional amounts to be distributed to the members upon final determination of the tax liability. It was subsequently determined that an additional $1.1 million was required to be distributed in accordance with the Stripes Holdings LLC Agreement. This amount was reflected as a liability and a reduction of additional paid-in capital in the balance sheet as of December 31, 2006, and was distributed in April 2007.

After completion of the IPO, the former equity owners of Stripes Holdings LLC, which included the direct and indirect holders of the Class A units and Class B units of Stripes Holdings LLC, received shares of common stock of Susser representing approximately 56% of the voting power of the outstanding capital stock. In addition to the converted options described above, concurrent with the IPO, the Company granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $16.50 per share.

4. Acquisition of TCFS Holdings, Inc.

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

On November 13, 2007, the Company completed the merger pursuant to the Merger Agreement and acquired 100% of the issued and outstanding capital stock of TCFS Holdings, Inc. for total merger consideration (after adjustments) of approximately $355.6 million, which included the repayment or defeasance of approximately $114.9 million of net debt of TCFS and its subsidiaries and the posting of two $10 million letters of credit that will be held in escrow and will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims, but excludes a tax benefit payment of approximately $6.2 million made at closing, which the Company expects to realize through a future tax savings of a greater amount and also excludes the Company’s transaction fees of $4.7 million. The Company is accounting for the TCFS Holdings, Inc. acquisition as a business combination.

The cash needed to fund the Aggregate Merger Consideration and the tax benefit payment and pay related fees and expenses of approximately $16.7 million (which consists of $12.0 million of loan origination costs and $4.7 million of M&A transaction costs) was provided for by (1) $153.8 million in proceeds, including a premium of $3.8 million, from a $150 million aggregate principal amount of 10-5/8% Senior Notes due 2013 issued by Susser Holdings, L.L.C., (2) a $105 million senior secured term loan facility of Susser Holdings, L.L.C., (3) $51.2 million net proceeds from a concurrent sale/leaseback transaction, (4) $11.3 million from the senior secured revolving credit facility of Susser Holdings, L.L.C. and (5) $42.2 million in cash on hand. (See Note 11 regarding the new senior credit facility.) We refer to the acquisition of TCFS and related financing transactions as the “TCFS Acquisition.”

On October 26, 2007, Stripes entered into a purchase agreement with National Retail Properties, LP (“NNN”) for the sale of 13 properties to be acquired by the Company in the Merger. The transaction was completed on November 13, 2007, concurrent with the Merger, and the purchase price for the 13 properties was $51.5 million. The properties acquired pursuant to the agreement are being leased back from NNN pursuant to triple-net leases for initial 20-year terms with four to five 5-year renewal options and customary representations, warranties and escalation features.

The balance sheet presented as of December 30, 2007 reflects the preliminary allocation of purchase price, as follows, based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments.

(In thousands)
Assets Acquired:
Receivables	$27,748
Inventories	20,194
Other current assets	3,356
Property and equipment, net	213,221
Other assets	239

Total assets	264,758

Liabilities Assumed:
Accounts payable	47,663
Accrued expenses and other current liabilities	19,317
Deferred tax liabilities, long-term portion	34,465
Noncurrent liabilities	845

Total liabilities	102,290

Net tangible assets acquired, net of cash	162,468
Goodwill	204,047

Total consideration paid, including direct acquisition costs, net of cash acquired	366,515
Deferred consideration	(20,000)

Total cash consideration paid	$346,515

Goodwill recognized for this transaction was approximately $204.0 million. Of this amount, approximately $23.1 million is deductible for tax purposes. In addition, $0.8 million of restructuring charges have been accrued. The entire amount of goodwill was assigned to the Retail segment. All acquired goodwill has an indefinite life.

We expect to finalize these estimates prior to November 12, 2008, one year from the date the acquisition took place, and any updates will be reflected in our 2008 financial statements. We will be evaluating potential additional adjustments related to other intangible assets as well as consistency in application of accounting policies by TCFS.

Unaudited Pro Forma Information

The unaudited pro forma combined consolidated financial statements presented below for the years ended December 31, 2006 and December 30, 2007 are based on the assumptions and adjustments described in the accompanying notes. Such unaudited pro forma combined consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of what our financial position or results of operations would have been had the IPO or the TCFS Acquisition been consummated on the dates indicated, nor are they necessarily indicative of what our financial position or results of operations will be in future periods. The unaudited pro forma combined consolidated financial statements, and the accompanying notes thereto, should be read in conjunction with the historical audited financial statements, and accompanying notes thereto, all of which are included elsewhere herein. The allocation of the purchase price to acquired assets and liabilities in the unaudited pro forma combined consolidated financial statements are based on management’s preliminary internal valuation estimates. Such allocations will be finalized based on valuation and other studies to be performed by management with the services of outside valuation specialists following the date hereof. Accordingly, the purchase price allocation adjustments and related impacts on the unaudited pro forma combined consolidated financial statements are preliminary and are subject to revision, which may be material.

Unaudited

Pro Forma Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Pro Forma Year Ended
	December 31, 2006	December 30, 2007
Revenues:
Merchandise sales	$576,549	$654,427
Motor fuel sales	2,429,045	2,818,379
Other income	29,833	33,374

Total revenues	3,035,427	3,506,180
Cost of sales:
Merchandise(f)	385,144	439,314
Motor fuel(f)	2,312,401	2,683,942
Other	421	1,131

Total cost of sales	2,697,966	3,124,387

Gross profit	337,461	381,793
Operating expenses:
Personnel	104,060	115,038
General and administrative	27,488	36,564
Operating	94,040	101,797
Rent(g)	28,236	30,806
Royalties(e)	3,574	66
Loss on disposal of assets and impairment charge	3	150
Depreciation, amortization, and accretion(h)	33,017	41,211

Total operating expenses	290,418	325,632

Income from operations	47,043	56,161
Interest expense(a, b, i)	(41,748)	(41,398)
Other miscellaneous income (expense)	295	392

Income before income taxes	5,590	15,155
Income taxes(c, j)	(2,018)	(6,691)

Net income	$3,572	$8,464

Pro forma EPS:
Basic(d)	$0.21	$0.51
Diluted(d)	$0.21	$0.50
Pro forma number of shares:
Basic(d)	16,705,404	16,734,571
Diluted(d)	16,771,155	16,817,417

The pro forma adjustments reflected in 2006 above related to the IPO are as follows:

(a)	Elimination of $0.2 million amortization of prepaid loan costs related to the redemption of $50.0 million of senior notes with proceeds from the IPO. Also eliminates $1.8 million write-off of unamortized loan costs.

(b)	Elimination of $5.3 million interest expense related to the redemption of $50.0 million of senior notes with proceeds from the IPO. Also eliminates the $5.3 million prepayment penalty.

(c)	Recording of an income tax provision at an effective rate of 35%.

(d)	Reflecting earnings per share as if the corporate formation and IPO occurred at the beginning of the fiscal year, and reflecting the pro forma adjustments noted above. Dilutive shares were calculated using the treasury stock method and assuming an average stock price from October 19, 2006 to December 29, 2006 of $18.78.

(e)	No adjustment has been made to royalty expense, which terminated during the first quarter of 2007 as the conversion from Circle K to Stripes was completed.

The pro forma adjustments reflected in 2006 and 2007 above related to the acquisition of Town and Country are as follows:

(f)	Elimination of the impact of the write down of inventory to the LIFO basis of $0.3 million in 2006 and $2.6 million in 2007.

(g)	Reflecting the additional rent expense related to the sale leaseback transaction closed as part of the acquisition as if it had occurred at the beginning of the fiscal year of $4.3 million for 2006 and $3.7 million for 2007.

(h)	Reflecting the increase in depreciation expense from the valuation of fixed assets to fair market value and the elimination of depreciation expense for assets sold in the sale leaseback as if the acquisition had occurred at the beginning of the fiscal year of $0.4 million decrease for 2006 and $0.7 million increase for 2007.

(i)	Reflecting the increase in interest expense related to the issuance of $105.0 million in bank debt and $150.0 million of senior notes and the amortization of the related prepaid loan costs. Also eliminates the interest expense related to the payoff of the existing Town and Country debt of $134.1 million.

(j)	Recording of an income tax provision at an effective rate of 36% plus margin tax of 0.5% of gross profit for 2007.

5. Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2006	December 30, 2007
	(in thousands)
Accounts receivable, trade	$30,634	$52,383
Receivable from state reimbursement funds	3,038	2,505
Vendor receivables for rebates, branding, and others	5,721	6,438
ATM fund receivables	2,189	3,138
Notes receivable, short term	139	475
Other receivables	3,542	5,789
Allowance for uncollectible accounts, trade	(906)	(1,024)
Allowance for uncollectible accounts, environmental	(273)	(336)

Accounts receivables, net	$44,084	$69,368

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Predecessor
December 20, 2005	$757	$33	$184	$606
Company
January 1, 2006	—	—	—	—
December 31, 2006	—	906	—	906
December 30, 2007	906	455	337	1,024

Allowance for environmental cost reimbursements:
Predecessor
December 20, 2005	$500	$115	$144	$471
Company
January 1, 2006	—	—	—	—
December 31, 2006	—	273	—	273
December 30, 2007	273	96	33	336

6. Inventories

Inventories consisted of the following:

	December 31, 2006	December 30, 2007
	(in thousands)
Merchandise	$22,490	$37,961
Fuel	11,670	28,773
Lottery	1,504	1,257
Maintenance spare parts	2,193	2,113
Less allowance for inventory shortage and obsolescence	(561)	(527)

Total	$37,296	$69,577

An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged as Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
Predecessor
December 20, 2005	$401	$319	$150	$570
Company
January 1, 2006	—	—	—	—
December 31, 2006	—	1,123	562	561
December 30, 2007	561	570	604	527

7. Assets Held for Sale

Assets held for sale at December 31, 2006 and December 30, 2007, and classified as short term were $0.5 million and $0.9 million, respectively. Assets held for sale at December 31, 2006 and December 30, 2007 classified as other noncurrent assets were $6.7 million and $7.7 million, respectively. These assets primarily consist of land and some buildings. Impairment charges recorded in 2006 and 2007 were immaterial. Fair value is determined based on prices of similar assets.

8. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31, 2006	December 30, 2007
	(in thousands)
Land	$92,644	$127,532
Building and leasehold improvements	71,933	182,494
Equipment	72,100	130,476
Construction in progress	15,533	14,260

	252,210	454,762
Less accumulated depreciation	19,756	44,017

Total	$232,454	$410,745

Depreciation expense on property and equipment was approximately $25.0 million, $19.8 million and $26.5 million, for 2005, 2006 and 2007, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company records closed stores or any other excess properties for sale as assets held for sale in current assets at the lower of its carrying cost or fair value, less cost to sell.

During 2005, the Company recorded a net gain of $0.7 million on disposal of assets, which had a net book value of $0.9 million. During 2006, the Company recorded no gain or loss on disposal of assets. During 2007, the Company recorded a net loss of $0.2 million on disposal of assets, which had a net book value of $0.4 million. Gains and losses are recorded in gain/loss on disposal of assets and impairment charge in the statements of operations.

9. Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended December 31, 2006 and December 30, 2007:

	Year Ended December 31, 2006	Year Ended December 30, 2007
	(in thousands)
Balance of beginning of period	$—	$44,762
Purchase accounting adjustments	44,762	—
Acquisitions	—	204,047

Balance at end of period	$44,762	$248,809

Purchase accounting adjustments relate to the finalization of valuations for prior period transactions. The goodwill amount reflected for the TCFS Acquisition during 2007 is an estimate based on management’s preliminary allocation of purchase price, and will be finalized during fiscal 2008. Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. No impairment charges related to goodwill were recognized in 2005, 2006 or 2007. Certain items included in goodwill are deductible for income tax purposes, primarily costs incurred to defease the debt of TCFS.

Other Intangibles

The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142. These assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets at December 31, 2006 and December 30, 2007:

	December 31, 2006			December 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,970	$779	$4,191	$4,880	$1,506	$3,374
Favorable lease arrangements, net	6,053	1,530	4,523	4,616	1,636	2,980
Loan origination costs	5,594	816	4,778	17,058	1,615	15,443
Trade name	4,245	283	3,962	4,246	566	3,680
Other	200	162	38	200	180	20

Total	$21,062	$3,570	$17,492	$31,000	$5,503	$25,497

Total amortization expense from finite-lived intangibles for 2005, 2006 and 2007 was $1.3 million, $2.6 million and $2.7 million, respectively. The write-off of unamortized loan costs related to debt prepaid of $3.3 million, $1.8 million and $0.4 million in 2005, 2006 and 2007, respectively, was included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of December 30, 2007 (in thousands):

	Amortization	Interest
2008	$1,889	$2,803
2009	1,219	2,803
2010	987	2,803
2011	801	2,803
2012	769	2,635

10. Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 31, 2006	December 30, 2007
	(in thousands)
Property and sales tax	$2,376	$7,142
Current and deferred income tax	—	5,453
Payroll and employee benefits	4,912	10,752
Reserve for environmental remediation, short-term	1,790	1,876
Insurance reserves	4,454	4,717
Deferred revenue, short-term	468	301
Deferred gain, short-term	1,486	1,725
Interest payable	568	1,842
Deposits and other	4,657	5,598

Total	$20,711	$39,406

At December 31, 2006 and December 30, 2007, the Company had approximately $2.8 million and $3.9 million respectively, of deferred revenue related to branding agreements with fuel suppliers, of which $2.5 million and $3.6 million, respectively, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

As of December 31, 2006 and December 30, 2007, the Company had recorded $28.5 million and $33.0 million, respectively of deferred gain on assets sold and leased back. The gain is being amortized over the 20-year initial lease terms. The amount of deferred gain to be recognized as a reduction to rent expense over the next twelve months is included in accrued expenses and other current liabilities, with the remaining amount included in deferred gain, long-term portion on the balance sheet.

11. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2006	December 30, 2007
	(in thousands)
10 5/8% senior unsecured notes due 2013	$120,000	$270,000
Term loan facility, bearing interest at LIBOR plus applicable margin (7.53% at December 30, 2007), principal due in quarterly installments through November 13, 2012	—	105,000
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin (9.00% at December 31, 2006 and 7.75% at December 30, 2007	—	34,640
Unamortized bond premium	—	3,691

Total long-term debt	120,000	413,331
Less: Current maturities	—	3,937

Long-term debt, net of current maturities	$120,000	$409,394

At December 30, 2007, scheduled future debt maturities are as follows:

2008	$3,937
2009	7,219
2010	9,844
2011	10,500
2012	73,500
Thereafter	270,000

Total	$375,000

The fair value of debt as of December 30, 2007, is estimated to be approximately $419.1 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the variable-rate term loan and revolving credit facility. Gross interest expense totaled $22.0 million, $26.0 million and $17.2 million for 2005, 2006 and 2007, respectively. Prepayment penalties included in interest expense were $2.9 million and $5.3 million for 2005 and 2006, respectively. See Note 16 for the components of net interest expense.

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% senior unsecured notes (the Senior Notes). The Senior Notes pay interest semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2006. The Senior Notes mature on December 15, 2013. The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non-wholly-owned subsidiary. The Senior Notes rank equally in right of payment to all existing and future unsecured senior debt and senior in right of payment to existing and future senior subordinated and subordinated debt. The Senior Notes are effectively subordinated to existing and future secured debt, including the new revolving credit facility, to the extent of the value of the assets securing such debt. Issuance costs of new debt of $6.8 million were recorded in intangible assets and are being amortized over the life of the Senior Notes.

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions. The Senior Notes also contain certain financial covenants which must be complied with.

On November 24, 2006, the Company redeemed $50.0 million of the Senior Notes with proceeds from the IPO, as allowed by the indenture. The $5.3 million prepayment penalty and $1.8 million of unamortized loan costs were charged to interest expense. On November 13, 2007, in connection with the TCFS Acquisition, the Company issued an additional $150.0 million Senior Notes under and governed by the same indenture as the original Senior Notes. The additional Senior Notes were sold at 102.5% of par, resulting in a premium received of $3.8 million which is being amortized as a credit to interest expense over the remaining life of the Senior Notes. Issuance costs related to the additional Senior Notes of $7.0 million were charged to intangible assets and are being amortized to interest expense over the remaining life of the Senior Notes.

On or after December 15, 2009, the Company may redeem some or all of the $270.0 million remaining Senior Notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: in 2009, at 105.313%; in 2010, at 102.656%; and in 2011 and thereafter, at 100.000%.

Credit Facilities

On December 21, 2005, Susser Holdings, L.L.C. and SSP Partners (now Stripes) entered into a five-year revolving credit facility in an aggregate principal amount of up to $50.0 million with a syndicate of financial institutions. The Company and each of its existing and future domestic subsidiaries, with the exception of one less-than-wholly owned subsidiary, were guarantors of the Revolver. The loans were secured by a perfected first priority security interest in inventory, accounts receivable, and certain ownership interests. Issuance costs of $0.8 million were charged to intangible assets and were being amortized to interest expense over the life of the Revolver.

On November 13, 2007, in connection with the TCFS Acquisition, Susser Holdings L.L.C. terminated the existing credit facility and entered into a new credit agreement with a syndicate of financial institutions providing for a five-year revolving credit facility in an aggregate principal amount of up to $90.0 million (the “Revolver”), and a five-year term loan facility in the aggregate principal amount of $105.0 million (the “term loan”). The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

Availability under the revolving credit facility is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolving credit facility may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products)) and (y) 85% of gross accounts receivable plus 60% of gross inventory. $60 million of the revolving credit facility is available for the issuance of standby and commercial letters of credit and a portion of the revolving credit facility is available for swing line loans. As of December 30, 2007, we had $34.6 million outstanding under the revolving credit facility, and $28.4 million in standby letters of credit. We had sufficient borrowing base to support our use of the revolving credit facility.

The term loan facility is secured by a first priority security interest in certain real property and related assets owned on the closing date of the TCFS Acquisition by TCFS and its subsidiaries (the “Term Loan Collateral”) and is subject to quarterly amortization of principal, in equal quarterly installments (except in year 5) in the following annual amounts: 5% in year 1; 7.5% in year 2; 10% in year 3; 10% in year 4; 2.5% in each of the first three quarters of year 5 and the balance on the maturity date.

The interest rates under each of the revolving credit facility and the term loan facility are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. We pay a commitment fee on the unused portion of the Revolver, currently 0.5% per annum, and is subject to adjustment based on a leverage grid.

The following amounts are required to be applied to prepay the revolving credit facility and the term loan facility (subject to certain reinvestment rights and exceptions):

•	all net cash proceeds from any non-ordinary course sales of our property and assets and those of our subsidiaries;

•	all net cash proceeds from certain extraordinary receipts;

•	all net cash proceeds from the issuance or incurrence after the closing date of additional debt by us or any of our subsidiaries other than debt permitted under the loan documentation;

•	50% of all net cash proceeds from any issuance of equity interest by, or equity contribution to us (subject to leverage-based stepdowns); and

•	50% of our and our subsidiaries’ excess cash flow (subject to leverage-based stepdowns).

The term loan facility and the revolving credit facility may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of December 30, 2007.

The term loan facility and the revolving credit facility contain customary representations and warranties as well as certain covenants that impose certain affirmative obligations upon and restrict our ability and that of our subsidiaries to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; make sales, transfers and other dispositions of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends; redeem and repurchase shares of equity holders; create new subsidiaries; become a general partner in any partnership; prepay, redeem or repurchase debt; make capital expenditures; grant negative pledges; change the nature of business; amend organizational documents and other material agreements; change accounting policies or reporting practices; and create a passive holding company.

The term loan facility and the revolving credit facility also include certain events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, fees or other amounts when due; any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the loan documentation; default on certain other indebtedness; certain monetary judgment defaults and material non-monetary judgment defaults; bankruptcy and insolvency defaults; actual or asserted impairment of loan documentation or security; a change of control; and customary ERISA defaults.

Issuance costs of $5.0 million for the new credit facility were charged to intangible assets and are being amortized to interest expense.

Derivative Financial Instruments

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. There were no open interest rate swaps at December 31, 2006 or December 30, 2007. Net interest payments of $0.2 million and $0.3 million, were made in 2005 and 2006, respectively on a $25 million interest rate swap that matured on December 29, 2006. Net proceeds received and the change in value of the swap were recorded as a reduction to or increase in interest expense.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. At December 30, 2007, the Company held 33 fuel futures contracts with a fair value of ($72,000).

12. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 31, 2006	December 30, 2007
	(in thousands)
Deferred revenues and other, long-term	$2,611	$2,629
Accrued straight-line rent	1,777	3,058
Reserve for underground storage tank removal	3,520	3,663
Reserve for environmental remediation, long-term	10	718
Deferred purchase price—TCFS acquisition	—	10,000

Total	$7,918	$20,068

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. The liability has been discounted using a credit-adjusted risk-free rate of approximately 9.0%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. As of December 30, 2007, we re-evaluated the useful life assumptions that had been previously used in our estimates of future cash flows, and revised our estimates from 30 years for all tanks, to either 30 or 45 years, depending on tank composition. The effect of this change is reflected as a revision in the timing of estimated cash flow. The change in estimate was recorded as a reduction to the liabilities by site. The related assets were also reduced, but to the extent the net book value of an asset was less than the required adjustment, the incremental adjustment was recorded as a credit to depreciation expense. We recorded a total credit to depreciation expense of $0.5 million related to this adjustment. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended December 31, 2006 and December 30, 2007:

	Years Ended
	December 31, 2006	December 30, 2007
	(in thousands)
Balance at beginning of period	$4,073	$3,520
Liabilities incurred	73	28
Liabilities assumed—acquisitions	—	845
Liabilities settled	(987)	(498)
Revisions in estimated cash flows	—	(518)
Accretion expense	361	286

Balance at end of period	$3,520	$3,663

13. Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of its employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2005, 2006 and 2007, net of forfeitures, were approximately $0.4 million, $0.4 million and $0.4 million, respectively.

We also have established a Nonqualified Deferred Compensation Plan (NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2005, 2006 and 2007 was less than $0.1 million in each year. The unfunded accrued liability included in accrued liabilities as of December 31, 2006 and December 30, 2007, was $1.3 million and $1.7 million, respectively.

14. Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $1.9 million in 2008, $1.8 million in 2009, $1.8 million in 2010, $1.4 million in 2011 and $0.2 million in 2012. The lease expiration dates range from 2008 to 2014, with additional option periods extending from 2020 to 2065. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 15.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, plus reimbursement for the actual out-of-pocket costs of pilots and their related expenses, for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.4 million, $0.4 million and $0.4 million during 2005, 2006 and 2007, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% minority interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million and $0.2 million in 2006 and 2007, respectively. The future minimum lease payments are $0.2 million in 2008 and $0.1 million in 2009. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership and their voting rights have been assigned to a subsidiary.

15. Commitments and Contingencies

Leases

Certain property used in our business is leased under operating leases. Generally, real estate leases are for primary terms of ten to twenty years and include renewal provisions at the option of the lessee. Certain leases provide for contingent rentals based upon a percentage of gross receipts, as well as payment of real estate taxes, insurance, and maintenance. Certain leases contain escalation clauses.

During 2006 and 2007, Stripes sold 5 and 20 retail stores, respectively, to unrelated parties and entered into leaseback agreements for each of the stores. Additionally, we entered into sale/leaseback transactions for 13 stores acquired in the TCFS Acquisition in November 2007. The leases contain primary terms of 20 years with annual escalation. The leases are being accounted for as operating leases. We have no continuing involvement with respect to these leases.

The components of net rent expense are as follows:

	Year Ended
	January 1, 2006	December 31, 2006	December 30, 2007
	(in thousands)
Cash rent:
Store base rent	$9,052	$22,074	$25,189
Equipment rent	514	426	522
Contingent rent	170	139	133

Total cash rent	9,736	22,639	25,844
Non-cash rent:
Straight-line rent	3	1,541	1,509
Amortization of deferred gain from sale leaseback	—	(1,486)	(1,531)

Net rent expense	$9,739	$22,694	$25,822

Sublease rental income for 2005, 2006 and 2007 was $0.6 million, $0.7 million and $0.7 million, respectively, and is included in other income.

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2008	$32,640
2009	32,050
2010	31,845
2011	31,426
2012	30,007
Thereafter	401,213

Total	$559,181

Letters of Credit

We were contingently liable for $28.4 million related to irrevocable letters of credit required by various insurers and suppliers at December 30, 2007. Included in this amount are two $10 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims

Environmental Remediation

We are subject to various federal, state and local environmental laws and make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from Third Party liability claims. For 2007, our coverage in Texas was $1.0 million per occurrence, with a $5.0 million aggregate and $70,000 deductible. Our coverage in Oklahoma is $1.0 million per occurrence, with a $2.0 million aggregate and $250,000 deductible. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $1.8 million and $2.6 million, of which $1.8 million and $1.8 million are classified as accrued expenses and other current liabilities as of December 31, 2006 and December 30, 2007, respectively, with the balance included in other noncurrent liabilities. As of December 30, 2007, approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 21 sites that qualify for reimbursement under state funds. The remaining $1.1 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 26 additional sites. There are also 27 sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. Susser acquired 17 additional LPST (leaking petroleum storage tank) cases as part of the TCFS Acquisition. Four of these sites are located in New Mexico while the remaining 13 are located in Texas. Ongoing corrective actions at all of these locations are contracted to independent environmental consultants on a consignment basis (contractor is reimbursed directly by the state). Susser Holdings does not maintain a reserve for these locations.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $2.6 million and $2.9 million for the estimated probable state reimbursements, of which $2.6 million and $2.2 million are included in current receivables as of December 31, 2006 and December 30, 2007, respectively. The remaining less than $0.1 million and $0.7 million are included in other assets as of December 31, 2006 and December 30, 2007, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of December 30, 2007, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 30, 2007. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $3.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

Refiner Rebates

We receive refiner rebates and other incentive payments from a number of our major fuel suppliers. A portion of the refiner rebates is passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 30, 2007, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $10.5 million. Of this amount, approximately $6.0 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon debranding. We have $3.9 million of deferred revenue recorded on the balance sheet related to these agreements as of December 30, 2007, of which $0.3 million is included in accrued expenses and other current liabilities and $3.6 million is included in other noncurrent liabilities.

16. Interest Expense, Net and Miscellaneous Income

The components of interest expense and interest income are as follows:

	Predecessor	Company
	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006	Year Ended December 30, 2007
	(in thousands)
Interest expense	$17,178	$608	$23,832	$16,922
Noncash interest expense	487	—	—	—
Fair market value change in derivatives	223	—	(330)	—
Cash paid (received) on interest rate swap	176	—	270	—
Capitalized interest	(275)	—	(346)	(550)
Amortization of loan costs & issuance premium	3,569	28	2,591	848
Cash interest income	(262)	—	(816)	(1,068)

Interest expense, net	$21,096	$636	$25,201	$16,152

The Company received warrants of the acquiring company’s stock in connection with the sale of its fleet card operations in 2002. These warrants were exercised during 2005 for net proceeds of $1.4 million, which was recorded as miscellaneous income.

17. Income Tax

In connection with the closing of the reorganization and initial public offering on October 24, 2006, the Company converted from a limited liability company to a “C” corporation and established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, the Company recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which is net of a valuation allowance of $9.7 million. The Company considered its historical taxable income and its estimates of future taxable income in making a determination of a reasonable valuation allowance. During the year ended December 30, 2007, the Company generated pre-tax book income as well as taxable income which resulted in the utilization of all net operating loss carryforwards. In addition, as a result of the acquisition of TCFS, the Company has recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, the Company has determined that it is more likely than not that the full deferred tax assets will be realized and has released the entire previously established valuation allowance.

Components of the Company’s income tax benefit and provision for the period following the Company’s conversion to a “C” corporation on October 24, 2006, through December 31, 2006 and the fiscal year ended December 30, 2007, including the deferred tax charge discussed above, are as follows:

	October 24, 2006 Through December 31, 2006	Year Ended December 30, 2007
	(in thousands)
Current:
Federal	$0	$7,826
State	51	693

Total current income tax expense	51	8,519
Deferred:
Federal	0	(14,108)
State	(3)	(164)

Total deferred tax benefit	(3)	(14,272)

Net income tax expense (benefit)	$48	$(5,753)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for October 24, 2006 through December 31, 2006 and fiscal 2007, which excludes the deferred tax charge discussed above, are as follows:

	October 24, 2006 Through December 31, 2006	Year Ended December 30, 2007
	(in thousands)
Tax at statutory federal rate	$(1,294)	$3,674
State and local tax, net of federal benefit	48	344
Tax benefit recognized upon change in entity status	(7,369)	—
Difference in tax expense related to income not taxed to company	(1,009)	—
Increase (decrease) in valuation allowance	9,666	(9,662)
Other	6	(109)

Tax expense per financial statement	$48	$(5,753)

Components of deferred tax assets and (liabilities) are as follows:

	December 31, 2006	December 30, 2007
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,486	$1,156
Nonqualified deferred compensation	447	625
Accrued straight-line rent	538	1,188
Allowance for doubtful accounts	413	487
Inventory reserves	196	190
Environmental reserves	234	472
Deferred gain on sale leaseback transactions	9,991	11,918
Deferred revenue	1,041	728
Stock-based compensation expense	281	1,170
Other	138	631

Total deferred tax assets	14,765	18,565
Valuation allowance	(9,666)	—

Net deferred tax assets	5,099	18,565

Deferred tax liabilities:
Fixed assets	6,776	40,184
Intangible assets	1,275	1,110
Prepaid expenses	357	688
Other	22	25
LIFO adjustment	—	1,668

Total deferred tax liabilities	8,430	43,675

Net operating loss carryforward	3,334	—

Net deferred income tax assets (liabilities)	$3	$(25,110)

Current deferred tax (liabilities) assets	$(380)	$2,035

Noncurrent deferred tax assets (liabilities)	$383	$(27,145)

Uncertain Tax Positions

As discussed in Note 2, in July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is not more likely than not of being sustained, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized no adjustment to income tax accounts that existed as of December 31, 2006. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation, and the statute of limitations remains open on all years since then. The Company files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma and New Mexico. The Company is subject to examinations in all jurisdictions for all returns filed since October 24, 2006.

No adjustments have been recorded to the balance of unrecognized tax benefits and therefore no balance exists at December 30, 2007 as all tax positions are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

18. Shareholders’ Equity

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P. (“Wellspring”), merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity. We refer to this transaction, along with certain other concurrent financial transactions, as the 2005 recapitalization. Pursuant to the terms of the merger agreement, the unit holders of Susser Holdings, L.L.C. received $276.8 million in aggregate merger consideration. The existing preferred interests were redeemed at liquidation value, with the balance of the merger consideration used to pay certain transaction expenses, to liquidate management options and to redeem common unit holders. Wellspring and its affiliates invested approximately $91.9 million in cash equity and Sam L. Susser, along with certain members of management and board of directors, rolled over approximately $36.6 million in equity interests in Susser Holdings, L.L.C., each pursuant to an exchange agreement with Stripes Holdings LLC.

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. We received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. In connection with the Susser corporate formation transactions, each holder of Class A units of Stripes Holdings LLC received 0.718339 share of Susser Holdings Corporation common stock for each Class A unit held, and each holder of Class B units of Stripes Holdings LLC received 0.130104 restricted share of common stock for each Class B unit held. All outstanding options to purchase Class A units were converted into options to purchase an aggregate of 205,285 shares of common stock on an equivalent basis at an exercise price of $13.92.

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 16,824,162 were issued and outstanding as of December 31, 2006, and 17,006,662 were issued and 16,995,338 outstanding as of December 30, 2007, respectively. Included in these amounts are 118,758 and 114,934 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. After completion of the IPO, the former equity owners of Stripes Holdings LLC, which included the direct and indirect holders of the Class A units and Class B units, held shares of common stock of Susser Holdings Corporation representing approximately 56% of the voting power of the outstanding capital stock. In addition to the converted options described above, concurrent with the IPO, we granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan to purchase 1,023,006 shares of common stock at an exercise price of $16.50 per share. During 2007, we granted an additional stock options on 482,743 shares. After deducting forfeitures, options to purchase 1,550,217 shares of common stock are outstanding as of December 30, 2007, none of which are vested. (see Note 19)

19. Share-Based Compensation

Stock Options

Susser Holdings, L.L.C. had granted options to purchase common member interests to key employees and board members under two plans, the 1998 Plan and the 2000 Plan. The option grants contained vesting schedules of three to six years with vesting to accelerate upon certain change of control or other specified conditions. Susser Holdings, L.L.C. used variable accounting to recognize compensation expense for management incentive options under the 1998 Plan and 2000 Plan. Noncash compensation expense of $1.2 million was recorded for 2005. The 1998 Plan and 2000 Plan options were exercised and redeemed in December 2005 in connection with the 2005 recapitalization. A charge of $17.3 million was recorded in general and administrative expenses, which represents the net redemption cost not previously recognized as compensation expense.

On December 26, 2005, the Company adopted the Stripes Holdings LLC Unit Option Plan (the Stripes Option Plan), upon which 328,506 options were issued to employees and directors. The exercise price was set at the fair value at date of issue. The options had a ten-year life, and vested over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of the grant date. In connection with the IPO, the options under the Stripes Option Plan were converted into options to purchase an aggregate of 205,285 shares of Susser common stock under the 2006 Equity Incentive Plan described below, on an equivalent basis at an exercise price of $13.92, with such converted options having the same vesting and forfeiture terms as those of the options originally granted under the Stripes Option Plan.

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

The following table illustrates the effect on net income for fiscal 2006 and 2007 had compensation cost for options granted under the Stripes Option Plan been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123:

	Year Ended December 31, 2006	Year Ended December 30, 2007
Net income, as reported	$(3,746)	$16,252
Deduct: Compensation expense on stock options determined under fair value based method for all awards under the Stripes Option Plan, net of tax	94	65

Total	$(3,840)	$16,187

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. Concurrent with the IPO, options to purchase 1,023,006 shares of common stock were granted at an exercise price of $16.50 per share. The options vest on various dates over a period beginning December 2008 and ending November 2012, and expire between December 20, 2015 and November 29, 2017. An additional 482,743 options were granted during 2007.

The following table summarizes certain information regarding stock option activity for the fiscal 2005, 2006 and 2007:

	Number Options Outstanding	Weighted Average Exercise Price
Balances at January 2, 2005 (1998 and 2000 Plans)	263,806		(a)
Granted	—	—
Exercised	(263,806)		(a)
Forfeited or expired	—	—

Balances at December 20, 2005 (1998 and 2000 Plans)	—	—
Balances at December 20, 2005 (Stripes Option Plan)	—	—
Granted	328,506	$10.00
Exercised	—	—
Forfeited or expired	—	—

Balances at January 1, 2006 (Stripes Option Plan)	328,506	10.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(42,716)	10.00

Balances at October 18, 2006 (Stripes Option Plan)	285,790	10.00
Conversion to options in Company upon IPO	(80,505)	—
Balances at October 18, 2006 (2006 Plan)	205,285	13.92
Granted	1,023,006	16.50
Exercised	—	—
Forfeited or expired	—	—

Balances at December 31, 2006	1,228,291	16.07
Granted	482,743	22.57
Exercised	—	—
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	$18.11

Exercisable at December 30, 2007	—	—

(a)	Susser Holdings, L.L.C. had granted options to purchase common member interests to key employees and board members under two plans, the 1998 Plan and the 2000 Plan. The option grants contained vesting schedules of three to six years with vesting to accelerate upon certain change of control or other specified conditions. All options under the 1998 Plan and 2000 Plan were exercised and redeemed on December 21, 2005, as part of the 2005 Acquisition. The strike price of these options issued under the 1998 Plan varied from $ 0.39 to $49.67 per share and the strike price of the options issued under the 2000 Plan varied from $8.16 to $13.78 per share.

The weighted-average fair value of options granted during fiscal 2005 was $1.93 per incentive option, or an aggregate of $0.6 million. Subsequent to the IPO and exchange of the options granted under the Stripes Option Plan to options for shares of Susser Holdings Corporation common stock, the converted equivalent fair value per option is $2.69, or an aggregate of $0.6 million. The weighted average fair value of options granted during fiscal 2006 and 2007 was estimated at $7.36 and $10.03 per incentive option, respectively, or an aggregate value of $7.5 million and $4.8 million. The fair value of each option grant was estimated using the minimum value method for 2005, and the Black-Scholes-Merton option pricing model for 2006 and 2007, with the following weighted assumptions and results:

	Fiscal Year Ended
	January 1, 2006	December 31, 2006	December 30, 2007
Weighted Average
Exercise price	$10.00	$16.50	$22.57
Stock value on date of grant	$10.00	$16.50	$22.57
Risk-free interest rate	4.3%	4.7%	3.8%
Expected dividend yield	0%	0%	0%
Weighted average expected life (years)	5.0	6.3	7.0
Expected volatility	N/A	36.1%	35.2%

Volatility was estimated by using the historical volatility of an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. For 2005, we were not required to use a volatility assumption in the minimum value methods as a private company. The expected life for 2006 and 2007 was estimated using the shortcut method, as allowed by SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we recorded $0.4 million and $2.0 million in stock compensation expense during fiscal 2006 and 2007, respectively for the options outstanding under the 2006 Plan. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 59 months is a total of $6.2 million.

Unvested Stock

The Company granted a total of 912,823 Class B Units in Stripes to members of management and directors on December 21, 2005. The units vest over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of the grant date. The Class B Units were nonvoting interests and ranked behind the Class A units in terms of priority on distribution, and therefore had no liquidation value on the date of grant. Management estimated the fair value of the Class B Units granted to be $1.93 per unit, or an aggregate of $1.8 million. Since the economic characteristics of the Class B Units were similar to the options granted on December 26, 2005, under the Stripes Option Plan, the Company estimated the fair value of each Class B Unit on the grant date using the minimum value method with the following assumptions:

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

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 2, 2005	—	—
Granted	912,823	$1.93
Vested	—	—
Forfeited	—	—

Nonvested at January 1, 2006	912,823	1.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at October 18, 2006	912,823	1.93
Conversion to Company nonvested shares	(794,065)	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	118,758	14.83
Granted	7,500	17.92
Vested	—	—
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	$15.03

The Company began recognizing noncash compensation expense over the vesting period of these shares beginning in the first quarter of 2006, as the amount that would have been allocated to 2005 was immaterial. Stock-based compensation expense of $0.4 million and $0.4 million was recognized during 2006 and 2007. The remaining compensation expense to be recognized over the next 51 months is a total of $0.8 million.

20. Segment Reporting

The Company operates its business in two primary segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC (a subsidiary of Stripes), purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements, to Company-owned unattended fueling sites and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Included in the respective retail and wholesale segments are 48 days of operations of Town & Country. Amounts in the all other column include APT, corporate overhead and other costs not allocated to the two primary segments.

Company

Segment Financial Data for the Year Ended January 1, 2006

(Dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$329,530	$—	$—	$—	$329,530
Fuel	780,441	1,371,005	(606,246)	—	1,545,200
Other	17,257	3,805	(455)	927	21,534

Total revenue	1,127,228	1,374,810	(606,701)	927	1,896,264
Gross profit
Merchandise, net	106,450	—	—	—	106,450
Fuel	49,922	24,286	—	—	74,208
Other	17,257	3,805	(455)	310	20,917

Total gross profit	173,629	28,091	(455)	310	201,575
Selling, general and administrative expenses	133,339	10,860	(455)	21,840	165,584
Depreciation, amortization and accretion	21,844	4,706	—	58	26,608
Other operating expenses(1)	126	(381)	—	(386)	(641)

Operating income	$18,320	$12,906	$—	$(21,202)	$10,024

Gallons	367,941	808,379	(366,836)	—	809,484
Total assets	$274,471	$81,975	$(348)	$5,036	$361,134
Capital expenditures	45,894	5,024	—	176	51,094

(1)	Include loss (gain) on disposal of assets and impairment charges.

Company

Segment Financial Data for the Year Ended December 31, 2006

Unaudited

(Dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$365,343	$—	$—	$—	$365,343
Fuel	953,004	1,685,265	(761,628)	—	1,876,641
Other	18,894	3,942	(443)	782	23,175

Total revenue	1,337,241	1,689,207	(762,071)	782	2,265,159
Gross profit
Merchandise, net	119,092	—	—	—	119,092
Fuel	53,918	25,014	—	—	78,932
Other	18,894	3,942	(443)	361	22,754

Total gross profit	191,904	28,956	(443)	361	220,778
Selling, general and administrative expenses	166,134	9,369	(443)	1,826	176,886
Depreciation, amortization and accretion	17,284	4,840	—	656	22,780
Other operating expenses(1)	—	—	—	—	—

Operating income	$8,486	$14,747	$—	$(2,121)	$21,112

Gallons	395,338	843,601	(392,629)	—	846,310
Total assets	$302,911	$102,443	$—	$16,973	$422,327
Goodwill	31,442	13,320	—	—	44,762
Capital expenditures	64,927	5,139	—	121	70,187

(1)	Include loss (gain) on disposal of assets and impairment charges.

Company

Segment Financial Data for the Year Ended December 30, 2007

(Dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$444,218	—	—	—	$444,218
Fuel	1,211,751	1,946,857	(911,388)	—	2,247,220
Other	20,847	4,220	(70)	927	25,924

Total revenue	1,676,816	1,951,077	(911,458)	927	2,717,362
Gross profit
Merchandise, net	144,566	—	—	—	144,566
Fuel	67,334	24,451	—	—	91,785
Other	20,846	4,066	(70)	(50)	24,792

Total gross profit	232,746	28,517	(70)	(50)	261,143
Selling, general and administrative expenses	188,440	8,175	(70)	8,681	205,226
Depreciation, amortization and accretion	24,964	4,104	—	401	29,469
Other operating expenses(1)	273	(86)	—	3	190

Operating income	$19,069	$16,324	$—	$(9,135)	$26,258

Gallons	456,527	891,965	(426,779)	—	921,713
Total assets	$730,839	$107,846	$(347)	$15,354	$853,692
Goodwill	235,489	13,320	—	—	248,809
Capital expenditures	83,044	5,815	—	989	89,848

(1)	Include loss (gain) on disposal of assets and impairment charges.

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

Since the Company was organized as a partnership prior to its IPO, and completed a significant recapitalization in December 2005, historical EPS is being presented as follows:

•

For the 352-day period ended December 20, 2005, (Predecessor periods) EPS was calculated as earnings available for common units per common unit of Susser Holdings, L.L.C., after deducting dividends accrued on the Series B and Series C redeemable preferred stock. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under prior option plans.

•

For the 12 days ended January 1, 2006, the number of Stripes Class A common units outstanding was first converted to the equivalent number of shares of Company common stock, using the exchange ratio from the IPO to provide a comparable basis of measurement. (see Note 3) EPS was then calculated using the equivalent number shares outstanding as the denominator. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under the Stripes Option Plan and the Class B unvested units. (see Note 19)

•

For the year ended December 31, 2006, number of Stripes Class A common units outstanding for the period through October 18, 2006, the effective date of its IPO, was converted to the equivalent number of shares of Company common stock using the IPO exchange ratio described above. The total common shares outstanding subsequent to the IPO were used for the remaining period in 2006, and a weighted average was calculated for the year as the denominator for EPS. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options granted under the Stripes Option Plan and the Class B unvested units, both of which were converted to their post-IPO equivalent, and the new options granted under the 2006 Equity Incentive Plan. (see Note 19)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except share and per share data):

	Predecessor	Company
	Three Hundred Fifty-Two Day Period Ended December 20, 2005	Twelve Day Period Ended January 1, 2006	Year Ended December 31, 2006	Year Ended December 30, 2007
Net Income	$(18,992)	$(1,650)	$(3,746)	$16,252
Dividends Accrued on Series B and Series C Preferred Stock	4,557	—	—	—

Net income (loss) available to common unit holders	$(23,549)	$(1,650)	$(3,746)	$16,252

Denominator for basic earnings per share:
Weighted average number of Predecessor common units outstanding during the period	2,332,726	—	—	—
Weighted average number of Company common shares outstanding during the period	—	9,230,404	10,729,511	16,734,571
Incremental common units attributable to exercise of outstanding dilutive options and restricted shares	—	—	—	82,846

Denominator for diluted earnings per common unit/share	2,332,726	9,230,404	10,729,511	16,817,417

Net income (loss) available to common unit holders/shareholders:
Per common unit-basic	$(10.09)	$(0.18)	$(0.35)	$0.97

Per common unit-diluted	$(10.09)	$(0.18)	$(0.35)	$0.97

Options and non-vested restricted units not included in calculation of diluted net income (loss) available to common unit holders because the effect would be anti-dilutive	263,806	354,737	545,593	1,100,820

22. Pro Forma Data (unaudited)

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated consolidated effective income tax rate of 35% on income before taxes for the 352-day period ended December 20, 2005, the 12-day period ended January 1, 2006, and the period from January 2, 2006 through October 23, 2006. For the fiscal year ended December 30, 2007, the effective income tax rate of 37.6% on income before taxes was used to give effect to income taxes before the impact of the reversal of the tax valuation allowance. No other pro forma adjustments to reported earnings or average shares outstanding were made in calculating the amounts presented in the consolidated statements of operations as net income (loss) available to common unit holders/shareholders adjusted for pro forma income tax expense or pro forma net income (loss) available to common unit holders/shareholders after taxes.

Additional pro forma financial information is provided in Note 4, which reflects pro forma adjustments related to the IPO and the TCFS Acquisition.

23. Quarterly Result of Operations (unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2005, 2006 and 2007. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2005						2006						2007
	1st QTR	2nd QTR		3rd QTR		4th QTR(a)	1st QTR	2nd QTR		3rd QTR		4th QTR	1st QTR	2nd QTR		3rd QTR		4th QTR(b)
Merchandise Sales	$76,206	$85,918		$86,686		$80,720	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227		$136,701
Motor Fuel Sales:
Retail	165,983	191,012		215,257		208,189	228,295	271,024		253,300		200,385	224,685	297,751		291,413		397,902
Wholesale	149,662	179,274		221,155		214,668	203,281	277,453		250,184		192,719	204,430	282,829		268,252		279,958
Other Income	5,498	5,495		5,033		5,508	5,936	5,968		5,479		5,792	6,170	6,290		6,130		7,334
Total Revenue	397,349	461,699		528,131		509,085	523,311	649,158		605,104		487,586	528,650	692,795		674,022		821,895
Merchandise Gross Profit	24,190	28,659		27,934		25,667	28,130	31,417		30,978		28,567	29,960	34,043		35,921		44,642
Motor fuel gross profit:
Retail	7,897	12,330		15,781		13,915	9,487	15,520		20,225		8,686	12,106	18,352		17,247		19,629
Wholesale	3,877	5,301		6,804		8,303	5,242	6,988		7,780		5,004	4,283	6,337		7,420		6,411
Other gross profit	5,365	5,362		4,917		5,273	5,815	5,756		5,341		5,842	6,046	5,831		5,885		7,030
Total gross profit	41,329	51,652		55,436		53,158	48,674	59,681		64,324		48,099	52,395	64,563		66,473		77,712
Income from operations	1,971	10,141		9,082		(11,171)	836	8,742		1,215		(616)	780	9,412		7,944		8,122
Income before income tax	(1,801)	5,788		6,520		(31,149)	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394		4,964		1,282
Income tax expense	–	–		–		–	–	–		–		(48)	(260)	(120)		(123)		6,256
Net income	$(1,801)	$5,788		$6,520		$(31,149)	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841		$7,538
Merchandise gross profit percentage	31.7%	33.4%		32.2%		31.8%	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%		32.7%
Fuel gallons:
Retail	90,680	94,304		88,728		94,229	103,210	101,109		96,249		94,770	101,793	106,624		108,874		139,236
Wholesale	105,561	110,018		110,934		115,030	109,810	117,863		112,944		110,355	111,585	118,682		118,767		116,152
Motor fuel margin (cents per gallon):
Retail(c)	8.71 ¢	13.08	¢	17.81	¢	14.77 ¢	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢	15.84	¢	14.10	¢
Wholesale	3.67 ¢	4.82	¢	6.12	¢	7.22 ¢	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢	6.25	¢	5.52	¢

(a)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 recapitalization, including $17.3 million recognized as compensation expense.
(b)	Includes 48 days of Town & Country operations.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC(7)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(7)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New(10)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(9)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(2)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(2)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(7)

4.4	Form of Guarantee (included in Exhibit 4.1)(2)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(11)

4.8	Form of 144A Note(11)

4.9	Form of Regulation S Note(11)

4.10	Note Guarantee(11)

4.11	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(11)

4.12	Form of Stock Certificate(1)

10.1	Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C. and SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

Exhibit No.	Description
10.4	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(7)

10.5	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(7)

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(7)

10.7	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith(7)

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(7)

10.9	Distributor Franchise Agreement, dated January 2, 1993, by and between CITGO Petroleum Corporation and Susser Petroleum Co. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.10	Addendum to Distributor Franchise Agreement, dated January 15, 1996, by and between CITGO Petroleum Corporation and SSP Partners(1)

10.11	Amendment to Distributor Franchise Agreement, dated February 17, 1997, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.12	Third Addendum to Distributor Franchise Agreement, dated September 6, 1999, by and between CITGO Petroleum Corporation and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.13	Amendment to Third Addendum to Distributor Franchise Agreement, dated March 28, 2001, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.14	Letter Agreement to Third Addendum to Distributor Franchise Agreement, dated September 14, 2005 by and between CITGO Petroleum Corporation and SSP Partners(1)

10.15	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.16	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)*

10.17	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC, Susser Petroleum Company, LLC and National Retail Properties, L.P.*

10.18	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.19	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, LP(1)

Exhibit No.	Description
10.20	Form of Master Sale/Leaseback Agreement(1)

10.21	Amendment No. 1, dated May 19, 2006 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.22

Amendment No. 2, dated July 26, 2006, to Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.23	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.24	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP(1)

10.30	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

10.31	Amendment No. 3, dated June 30, 2007 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(8)

10.32	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(11)

10.33	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) Effective October 1, 2003.*

10.34	Employment Letter by and between W. Alvin New and Susser Holdings Corporation, dated as of November 13, 2007.*

Exhibit No.	Description
10.35	Waiver and Release Agreement, dated as of February 6, 2008, between Ronald D. Coben and Susser Holdings Corporation.*

21.1	List of Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 28, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.