Form 10-Q
period 2008-03-30
Susser Holdings CORP
filed 2008-05-09
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller accelerated filer)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,025,338 SHARES
(Class)	(Outstanding at May 8, 2008)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 30, 2007	March 30, 2008
	audited	unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,831	$13,813
Accounts receivable, net of allowance for doubtful accounts of $1,360 at December 30, 2007 and $1,421 at March 30, 2008	69,368	72,077
Inventories, net	69,577	71,756
Assets held for sale	903	903
Other current assets	8,209	8,131

Total current assets	155,888	166,680

Property and equipment, net	410,745	413,096

Other assets:
Goodwill	248,809	248,809
Intangible assets, net	25,497	24,414
Other noncurrent assets	12,753	12,691

Total other assets	287,059	285,914

Total assets	$853,692	$865,690

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$127,756	$128,306
Accrued expenses and other current liabilities	39,406	39,255
Current maturities of long-term debt	3,937	5,250
Deferred purchase price – TCFS acquisition, current	10,000	10,000

Total current liabilities	181,099	182,811
Long-term debt	374,754	373,327
Revolving line of credit	34,640	45,430
Deferred gain, long-term portion	31,511	35,486
Deferred tax liability, long-term portion	27,145	24,909
Other noncurrent liabilities	20,068	21,761

Total long-term liabilities	488,118	500,913

Minority interests in consolidated subsidiaries	684	695

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,006,662 issued and 16,995,338 outstanding as of December 30, 2007; 17,036,662 issued and 17,025,338 outstanding as of March 30, 2008	170	170
Additional paid-in capital	172,765	173,605
Retained earnings	10,856	7,496

Total shareholders’ equity	183,791	181,271

Total liabilities and shareholders’ equity	$853,692	$865,690

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	April 1, 2007	March 30, 2008
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$93,365	$168,771
Motor fuel sales	429,115	822,392
Other income	6,170	9,543

Total revenues	528,650	1,000,706

Cost of sales:
Merchandise	63,405	112,103
Motor fuel	412,726	796,640
Other	124	440

Total cost of sales	476,255	909,183

Gross profit	52,395	91,523

Operating expenses:
Personnel	18,254	30,297
General and administrative	6,225	9,063
Other operating	14,690	27,946
Rent	6,014	8,411
Royalties	66	—
Loss on disposal of assets and impairment charge	15	98
Depreciation, amortization, and accretion	6,351	10,736

Total operating expenses	51,615	86,551

Income from operations	780	4,972

Other income (expense):
Interest expense, net	(3,010)	(9,862)
Other miscellaneous	105	158

Total other income (expense)	(2,905)	(9,704)

Minority interest in income of consolidated subsidiaries	(16)	(12)

Loss before income taxes	(2,141)	(4,744)
Income tax (expense) benefit	(260)	1,384

Net loss	$(2,401)	$(3,360)

Net loss per share:
Basic	$(0.14)	$(0.20)
Diluted	$(0.14)	$(0.20)

Weighted average shares outstanding:
Basic	16,705,404	16,880,404
Diluted	16,705,404	16,880,404

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	April 1, 2007	March 30, 2008
	(in thousands)
Cash flows from operating activities
Net loss	$(2,401)	$(3,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,351	10,736
Loss on disposal of property and impairment charge	15	98
Non-cash stock-based compensation	675	845
Minority interest	16	12
Deferred income tax	—	(2,185)
Amortization of debt premium	—	(114)
Changes in operating assets and liabilities:
Receivables	(8,604)	(2,709)
Inventories	(1,660)	(2,179)
Assets held for sale and other current assets	(1,820)	30
Intangible assets, net	151	460
Other noncurrent assets	(185)	1,833
Accounts payable	11,313	549
Accrued liabilities	786	(154)
Other noncurrent liabilities	(60)	(412)

Net cash provided by operating activities	4,577	3,450

Cash flows from investing activities
Purchases of property and equipment	(17,546)	(15,243)
Proceeds from disposal of property and equipment	2	6
Proceeds from sale/leaseback transactions	—	6,949

Net cash used in investing activities	(17,544)	(8,288)

Cash flows from financing activities
Change in notes receivable	47	30
Revolving line of credit, net	—	10,790

Net cash provided by financing activities	47	10,820

Net increase (decrease) in cash	(12,920)	5,982
Cash and cash equivalents at beginning of year	32,938	7,831

Cash and cash equivalents at end of period	$20,018	$13,813

See accompanying notes.

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1.	Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (Susser or the Company), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to service stations and convenience stores since the 1930’s.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•

Stripes LLC (“Stripes”), a Texas Limited Liability Company, operates convenience stores located primarily in Texas and Southern Oklahoma. On November 13, 2007, Stripes completed the acquisition of TCFS Holdings, Inc., the parent company of the Town & Country Food Stores chain of convenience stores.

•	Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, distributes motor fuels in Texas, New Mexico and Oklahoma. SPC is a wholly owned subsidiary of Stripes.

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $270 million of senior notes outstanding at March 30, 2008, but do not conduct any operations. (See Note 8) A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2007 refer to the 52-week period ended December 30, 2007. All references to the first quarter of 2007 and 2008 refer to the 13-week periods ended April 1, 2007 and March 30, 2008, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at March 30, 2008 and for the three months ended April 1, 2007 and March 30, 2008 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three months ended April 1, 2007 and March 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Certain prior year balances have been reclassified for comparative purposes. Amortization of loan costs have been reclassified from amortization expense to interest expense for prior periods presented.

2.	New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on our financial position or results of operations. (See further discussion in Note 8.)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The adoption of this Statement as of the beginning of our 2008 fiscal year did not have a material impact on our financial statements.

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

SFAS 161

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures concerning

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

(1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

3.	Acquisition of TCFS Holdings, Inc.

On November 13, 2007, the Company and TCFS Acquisition Corporation, a Texas corporation and a wholly-owned indirect subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of TCFS Holdings, Inc., a Texas corporation and the parent of the Town & Country Food Stores chain of convenience stores (“TCFS”). Total merger consideration (after adjustments) was approximately $355.6 million, which included the repayment or defeasance of approximately $114.9 million of net debt of TCFS and its subsidiaries and the posting of two $10 million letters of credit that will be held in escrow and will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims. The Company is accounting for the TCFS Holdings, Inc. acquisition as a business combination.

The cash needed to fund the merger consideration and pay related fees and expenses of approximately $16.7 million plus a $6.2 million tax benefit payment was provided for by (1) $153.8 million in proceeds, including a premium of $3.8 million, from a $150 million aggregate principal amount of 10-5/8% Senior Notes due 2013 issued by Susser Holdings, L.L.C., (2) a $105 million senior secured term loan facility of Susser Holdings, L.L.C., (3) $51.2 million net proceeds from a concurrent sale/leaseback transaction, (4) $11.3 million from the senior secured revolving credit facility of Susser Holdings, L.L.C. and (5) $42.2 million in cash on hand. We refer to the acquisition of TCFS and related financing transactions as the “TCFS Acquisition.”

The balance sheets presented as of December 30, 2007 and March 30, 2008 reflect the preliminary allocation of purchase price based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. Goodwill recognized for this transaction was approximately $204.0 million. Of this amount, approximately $23.1 million is deductible for tax purposes. In addition, $0.8 million of restructuring charges have been accrued. No expenditures were charged against this accrual during the first quarter of 2008. The entire amount of goodwill was assigned to the Retail segment. All acquired goodwill has an indefinite life. We expect to finalize these estimates prior to November 12, 2008, one year from the date the acquisition took place, and any updates will be reflected in our 2008 financial statements. We will be evaluating potential additional adjustments related to other intangible assets as well as other assets and liabilities in place at the time of the acquisition.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

4.	Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2007	March 30, 2008
	(in thousands)
Accounts receivable, trade	$52,383	$58,875
Receivable from state reimbursement funds	2,505	2,336
Vendor receivables for rebates, branding, and others	6,438	6,333
ATM fund receivables	3,138	3,387
Notes receivable, short term	475	442
Other receivables	5,789	2,125
Allowance for uncollectible accounts, trade	(1,024)	(1,085)
Allowance for uncollectible accounts, environmental	(336)	(336)

Accounts receivables, net	$69,368	$72,077

5.	Inventories

Inventories consisted of the following:

	December 30, 2007	March 30, 2008
	(in thousands)
Merchandise	$37,961	$38,018
Fuel	28,773	30,533
Lottery	1,257	1,247
Maintenance spare parts and equipment	2,113	2,494
Less allowance for inventory shortage and obsolescence	(527)	(536)

Total	$69,577	$71,756

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 30, 2007	March 30, 2008
	(in thousands)
Land	$127,532	$125,986
Buildings and leasehold improvements	182,494	186,089
Equipment	130,476	135,640
Construction in progress	14,260	19,043

	454,762	466,758
Less accumulated depreciation	44,017	53,662

Total	$410,745	$413,096

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. No changes to goodwill were recorded during the first quarter of 2008.

The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets consist of supply agreements, favorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of finite-lived intangible assets at December 30, 2007 and March 30, 2008:

	December 30, 2007			March 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,880	$1,506	$3,374	$5,041	$1,688	$3,353
Favorable lease arrangements, net	4,616	1,636	2,980	4,616	1,868	2,748
Loan origination costs	17,058	1,615	15,443	17,061	2,372	14,689
Trade name	4,246	566	3,680	4,246	637	3,609
Other	200	180	20	200	185	15

Total	$31,000	$5,503	$25,497	$31,164	$6,750	$24,414

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2007	March 30, 2008
	(in thousands)
10 5/8% senior unsecured notes due 2013	$270,000	$270,000
Term loan facility, bearing interest at LIBOR plus applicable margin (7.53% at December 30, 2007 and 5.62% at March 30, 2008), principal due in quarterly installments through November 13, 2012	105,000	105,000
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin (7.75% at December 30, 2007 and 5.75% at March 30, 2008)	34,640	45,430
Unamortized bond premium	3,691	3,577

Total long-term debt	413,331	424,007
Less: Current maturities	3,937	5,250

Long-term debt, net of current maturities	$409,394	$418,757

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% senior unsecured notes (the “Senior Notes”). The Senior Notes pay interest semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2006, until they mature on December 15, 2013. The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non-wholly-owned subsidiary. The Senior Notes rank equally in right of payment to all existing and future unsecured senior debt and senior in right of payment to existing and future senior subordinated and subordinated debt. The Senior Notes are effectively subordinated to existing and future secured debt, including the new revolving credit facility, to the extent of the value of the assets securing such debt.

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

On November 24, 2006, the Company redeemed $50.0 million of the Senior Notes with proceeds from the IPO, as allowed by the indenture. The related $5.3 million prepayment penalty and $1.8 million of unamortized loan costs were charged to interest expense. On November 13, 2007, in connection with the TCFS Acquisition, the Company issued an additional $150.0 million Senior Notes under and governed by the same indenture as the original Senior Notes. The additional Senior Notes were sold at 102.5% of par, resulting in a premium received of $3.8 million which is being amortized as a credit to interest expense over the remaining life of the Senior Notes.

On or after December 15, 2009, the Company may redeem some or all of the $270.0 million remaining Senior Notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: in 2009, at 105.313%; in 2010, at 102.656%; and in 2011 and thereafter, at 100.000%.

Credit Facilities

On November 13, 2007, in connection with the TCFS Acquisition, Susser Holdings, L.L.C. entered into a new credit agreement with Bank of America, N.A., as Term Administrative Agent, Bank of America, N.A., as Revolving Administrative Agent; Swing Line Lender and L/C Issuer, each of Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association and BMO Capital Markets, as Co-Syndication Agents; Banc of America Securities LLC, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Capital Markets, LLC, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Managers; and other lenders party thereto, providing for a five-year revolving credit facility in an aggregate principal amount of up to $90.0 million, and a five-year term loan facility in the aggregate principal amount of $105.0 million (the “term loan”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered in to Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”). The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products)) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swing line loans. As of March 30, 2008, we had $45.4 million outstanding under the revolving credit facility, and $28.6 million in standby letters of credit. As of May 6, 2008, we had sufficient borrowing base to support the use of approximately $105 million of the $120 million revolver, as amended, and had $14.4 million in outstanding borrowings and $28.8 million in standby letters of credit, leaving approximately $62 million available on the revolver.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

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

The interest rates for both the revolver and term loan facility are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. We pay a commitment fee on the unused portion of the Revolver, currently 0.5% per annum, and is subject to adjustment based on a leverage grid.

The following amounts are required to be applied to prepay the revolver and the term loan facility (subject to certain reinvestment rights and exceptions):

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of March 30, 2008.

The term loan facility and the revolver contain customary representations and warranties as well as certain covenants that impose certain affirmative obligations upon and restrict our ability and that of our subsidiaries to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; make sales, transfers and other dispositions of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends; redeem and repurchase shares of equity holders; create new subsidiaries; become a general partner in any partnership; prepay, redeem or repurchase debt; make capital expenditures; grant negative pledges; change the nature of business; amend organizational documents and other material agreements; change accounting policies or reporting practices; and create a passive holding company.

The term loan facility and the revolver also include certain events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, fees or other amounts when due; any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the loan documentation; default on certain other indebtedness; certain monetary judgment defaults and material non-monetary judgment defaults; bankruptcy and insolvency defaults; actual or asserted impairment of loan documentation or security; a change of control; and customary ERISA defaults.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Fair Value Measurements

SFAS No. 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants and equipment, intangible assets and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. SFAS No. 157 is effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities held by the Company include asset retirement obligations, assets held for sale, goodwill, and trade names.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. The Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. There were no interest rate swaps outstanding at December 30, 2007, or March 30, 2008.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2007, the Company held fuel futures contracts with a fair value of ($72,000). At March 30, 2008, the Company held fuel futures contracts with a fair value of ($436,000).

9.	Commitments and Contingencies

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

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

The components of net rent expense are as follows:

	Three Months Ended
	April 1, 2007	March 30, 2008
	(in thousands)
Cash Rent:
Store base rent	$5,904	$8,317
Equipment rent	89	195
Contingent rent	28	30

Total cash rent	$6,021	$8,542

Non-cash rent:
Straight-line rent	368	318
Amortization of deferred gain	(375)	(449)

Net rent expense	$6,014	$8,411

Letters of Credit

We were contingently liable for $28.6 million related to irrevocable letters of credit required by various insurers and suppliers at March 30, 2008. Included in this amount are two $10 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from Third Party liability claims and in Texas provides for remediation. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.5 million and $2.7 million, of which $1.8 million and $1.8 million are classified as accrued expenses and other current liabilities as of December 30, 2007 and March 30, 2008, respectively, with the balance included in other noncurrent liabilities. As of March 30, 2008, approximately $1.7 million of the total environmental reserve is for the investigation and remediation of contamination at 24 sites that qualify for reimbursement under state funds. The remaining $1.0 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 32 additional sites. There are also 34 sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. Susser acquired 17 additional LPST (leaking petroleum storage tank) cases as part of the TCFS Acquisition. Four of these sites are located in New Mexico while the remaining 13 are located in Texas. Ongoing corrective actions at all of these Town & Country locations are contracted to independent environmental consultants on a consignment basis (contractor is reimbursed directly by the state). Susser Holdings does not maintain a reserve for these locations.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $2.9 million and $2.8 million for the estimated probable state reimbursements, of which $2.2 million and $2.1 million are included in current receivables as of December 30, 2007 and March 30, 2008, respectively. The remaining $0.7 million and $0.7 million are included in other assets as of December 30, 2007 and March 30, 2008, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of March 30, 2008, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $3.6 million as of March 30, 2008, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Refiner Rebates

We receive refiner rebates and other incentive payments from a number of its fuel suppliers. A portion of the refiner rebates may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of March 30, 2008, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $10.0 million. Of this amount, approximately $5.5 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon debranding. We have $4.2 million recorded on the balance sheet as of March 30, 2008, of which $0.3 million is included in accrued expenses and other current liabilities and $3.9 million is included in other noncurrent liabilities.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	April 1, 2007	March 30, 2008
	(in thousands)
Interest expense	$3,279	$9,149
Capitalized interest	(107)	(17)
Amortization of loan costs & issuance premium	151	759
Cash interest income	(313)	(29)

Interest expense, net	$3,010	$9,862

11.	Income Tax

In connection with the closing of the reorganization and initial public offering on October 24, 2006, we converted from a limited liability company to a “C” corporation and established beginning balances in our deferred tax

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

assets and liabilities in accordance with SFAS No. 109. Accordingly, we recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which was net of a valuation allowance of $9.7 million. We considered our historical taxable income and our estimates of future taxable income in making a determination of a reasonable valuation allowance. During the year ended December 30, 2007, we generated pre-tax book income as well as taxable income which resulted in the utilization of all net operating loss carryforwards. In addition, as a result of the acquisition of TCFS, we recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, we determined that it is more likely than not that the full deferred tax assets will be realized and therefore released the entire previously established valuation allowance as of December 30, 2007.

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the three months ended April 1, 2007 and March 30, 2008 was $0.3 million and $0.4 million, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the quarters ended April 1, 2007 and March 30, 2008 is as follows:

	Three Months Ended April 1, 2007		Three Months Ended March 30, 2008
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$(749)	35.0%	$(1,660)	35.0%
State and local tax, net of federal benefit	169	(7.9)%	266	(5.6)%
Decrease in valuation allowance	827	(38.6)%	—	—
Other	13	(0.6)%	10	(0.2)%

Tax expense (benefit) per financial statement	$260	(12.1)%	$(1,384)	29.2%

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

No adjustments have been recorded to the balance of unrecognized tax benefits and therefore no balance exists at March 30, 2008 as all tax positions are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

12.	Shareholders’ Equity

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

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,006,662 were issued and 16,995,338 were outstanding as of December 30, 2007, and 17,036,662 were issued and 17,025,338 were outstanding as of March 30, 2008, respectively. Included in these amounts are 114,934 and 144,934 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

The Company has also granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan. At March 30, 2008, 1,685,393 options were outstanding, none of which were exercisable. (see Note 13)

13.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of each grant is generally over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. None of the units are currently exercisable. Following is a summary of options and restricted stock which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	225,480	24.22
Forfeited or expired	(90,304)	17.93

Balances at March 30, 2008	1,685,393	$18.94

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	30,000	24.22

Nonvested at March 30, 2008	144,934	$16.94

During the first quarter of 2008, we granted 225,480 options to purchase our common stock at a purchase price equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $2.3 million, which will be amortized to expense over the options’ requisite service periods. During the first quarter of 2008 we granted 30,000 shares of restricted stock with an aggregate fair value of $0.7 million which will be amortized to expense over the requisite service period.

We adopted SFAS No. 123(R) at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $0.7 million and $0.8 million during the three months ended April 1, 2007 and March 30, 2008, respectively, which is included in general and administrative expense.

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Had compensation cost for the options granted during 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended
	April 1, 2007	March 30, 2008
	(in thousands)
Net loss, as reported	$(2,401)	$(3,360)
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(23)	(20)

Pro forma net loss	$(2,424)	$(3,380)

14.	Segment Reporting

The Company operates its business in two primary segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC , purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended April 1, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$93,365	$—	$—	$—	$93,365
Fuel	224,685	378,546	(174,116)	—	429,115
Other	5,058	956	(15)	171	6,170

Total revenue	323,108	379,502	(174,131)	171	528,650
Gross profit:
Merchandise	29,960	—	—	—	29,960
Fuel	12,106	4,283	—	—	16,389
Other	5,057	956	(15)	48	6,046

Total gross profit	47,123	5,239	(15)	48	52,395

Selling, general, and administrative	40,784	1,977	(15)	2,503	45,249
Depreciation, amortization, and accretion	5,376	902	—	73	6,351
Other operating expenses (income)	15	—	—	—	15

Operating income (loss)	$948	$2,360	$—	$(2,528)	$780

Gallons	101,793	212,346	(100,761)	—	213,378
Total assets	$323,547	$84,200	$—	$24,928	$432,675
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$15,834	$1,500	$—	$212	$17,546

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

Segment Financial Data for the Three Months Ended March 30, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$168,771	$—	$—	$—	$168,771
Fuel	519,797	597,859	(295,264)	—	822,392
Other	7,655	3,828	(2,043)	103	9,543

Total revenue	696,223	601,687	(297,307)	103	1,000,706
Gross profit:
Merchandise	56,668	—	—	—	56,668
Fuel	20,183	5,569	—	—	25,752
Other	7,655	1,406	(15)	57	9,103

Total gross profit	84,506	6,975	(15)	57	91,523

Selling, general, and administrative	70,555	2,686	(15)	2,491	75,717
Depreciation, amortization, and accretion	9,319	1,292	—	125	10,736
Other operating expenses (income)	95	—	—	3	98

Operating income (loss)	$4,537	$2,997	$—	$(2,562)	$4,972

Gallons	169,313	230,722	(116,612)	—	283,423
Total assets	$743,829	$106,949	$(275)	$15,187	$865,690
Goodwill	$235,489	$13,320	$—	$—	$248,809
Capital expenditures	$14,046	$1,114	$—	$83	$15,243

Susser Holdings Corporation

Notes to Consolidated Financial Statements (continued)

Unaudited

15.	Earnings Per Share

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

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options and restricted stock granted under the 2006 Equity Incentive Plan. (see Note 13)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except share and per share data):

	Three Months Ended
	April 1, 2007	March 30, 2008
	(dollars in thousands)
Net loss available to common shareholders	$(2,401)	$(3,360)

Denominator for basic earnings per share – weighted average number of common shares outstanding during the period	16,705,404	16,880,404
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	—	—

Denominator for diluted earnings per common share	16,705,404	16,880,404

Net loss per share
Per common share – basic	$(0.14)	$(0.20)

Per common share – diluted	$(0.14)	$(0.20)

Options and non-vested restricted shares not included in diluted net income available to common shareholders because the effect would be anti-dilutive	1,349,549	1,772,224

16.	Subsequent Event

On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered in to Amendment No. 1, which increased the aggregate commitments under the revolver from $90 million to $120 million. Additional information is contained in Note 8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 30, 2007. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2007 and 2008 refer to the 13-week periods ended April 1, 2007 and March 30, 2008, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements.” These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings, expansion of our foodservice offerings, potential acquisitions, and potential new store openings and dealer locations, are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets, and other wholesale fuel distributors;

•	Changes in economic conditions generally and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Seasonal trends in the industries in which we operate;

•	The successful integration and anticipated future financial performance and trends of Town & Country;

•	Currently unknown liabilities in connection with the acquisition of Town & Country;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products, or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Devaluation of the Mexican peso or imposition of restrictions on access of Mexican citizens to the United States;

•	Unfavorable weather conditions;

•	Dependence on one principal supplier for merchandise, two principal suppliers for motor fuel and one principal provider for third-party transportation of the majority of our motor fuel;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes;

•	Dangers inherent in storing and transporting motor fuel;

•	Our ability to insure our motor fuel operations;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” in Part II of this document, and those contained in our Annual Report on Form 10-K for the year ended December 30, 2007. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator of convenience stores in Texas based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. We acquired 168 retail stores from Town & Country on November 13, 2007, as further described in Note 3 of the accompanying Notes to Consolidated Financial Statements. As of March 30, 2008, our retail segment operated 507 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the three months ended March 30, 2008, we purchased approximately 283 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net loss and Adjusted EBITDA for the first quarter 2008 were $1,000.7 million, $(3.4)million and $16.6 million, respectively, compared to $528.6 million, $(2.4) million and $7.8 million, respectively, for the first quarter 2007. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months, and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

During the first quarter of 2008, we opened three new large-format convenience stores, and opened one additional store in early May. We currently have another three stores under construction and one store under contract to purchase. An estimated 12 to 18 new retail stores are planned for all of 2008, and substantially all of these stores are expected to include a Laredo Taco Company or Country Cookin’ restaurant. In our wholesale operations, we added two new dealer sites and discontinued six during the first quarter, for a total of 383 dealer sites in operation at the end of the first quarter. We expect to add 25 to 35 new dealer sites for all of 2008.

First quarter 2008 results were favorably impacted by a strong regional economic climate, better weather than the prior year, improved purchasing arrangements, enhanced stability and functionality in our IT and communication network and time in position for the retail division managers and area managers. The rapid rise in the cost of motor fuel combined with the explosion on February 18th at ALON USA’s Big Spring Refinery, has created a challenging environment for motor fuel volume and profitability. The Company’s leading market share and strong relationships with numerous suppliers has helped mitigate these pressures. The record high fuel prices have contributed to a rise in credit card fees and create an incentive for some consumers along the Texas/Mexico border to shift some fuel purchases to Mexico. Crossing the border remains relatively fast and straightforward for U.S. citizens willing to make the effort to buy lower priced fuel south of the border.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended
	April 1, 2007	March 30, 2008
Revenues:
Merchandise sales	17.7%	16.9%
Motor fuel sales	81.2	82.2
Service and other revenue	1.1	0.9

Total revenues	100.0	100.0
Cost of sales	90.1	90.8
Gross profit:
Merchandise	5.7	5.7
Motor fuel	3.1	2.6
Service and other gross profit	1.1	0.9

Total gross profit	9.9	9.2

Selling, general and administrative expenses	8.6	7.6
Depreciation, amortization and accretion	1.2	1.1
Other operating expenses	0.0	0.0

Income from operations	0.1	0.5
Interest and other	0.5	0.9

Net income (loss) before tax	(0.4)	(0.4)

Income tax	(0.1)	0.1

Net income (loss)	(0.5)%	(0.3)%

Pro Forma Results of Operations

The following table presents the quarterly and annual 2007 results of operations, on a pro forma basis for Susser Holdings Corporation as if the acquisition of Town & Country had occurred on January 1, 2007. We are presenting this unaudited information to provide a basis for comparison against our actual 2008 results, due the significant impact of the TCFS Acquisition on our operating results.

	Three Months Ended (1)				Twelve Months Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007	December 30, 2007
	(in thousands, except share data)
Revenues:
Merchandise sales	$148,368	$166,705	$171,450	$166,509	$653,032
Motor fuel sales	560,903	752,274	738,036	765,027	2,816,240
Other income	9,017	8,758	8,740	8,671	35,186

Total revenues	718,288	927,737	918,226	940,207	3,504,458

Cost of sales:
Merchandise (2)	99,987	112,406	114,637	114,262	441,292
Motor fuel (2)	534,971	714,783	698,298	731,240	2,679,292
Other	579	771	593	518	2,461

Total cost of sales	635,537	827,960	813,528	846,020	3,123,045

Gross profit	82,751	99,777	104,698	94,187	381,413

Operating expenses:
Personnel	27,069	28,692	29,230	29,253	114,244
General and administrative	8,134	7,963	9,286	11,058	36,441
Other operating	23,483	26,814	27,708	24,428	102,433
Rent (3)	7,417	7,524	7,549	8,355	30,845
Royalties	66	—	—	—	66
(Gain) loss on disposal of assets and impairment charge	16	(221)	271	116	182
Depreciation, amortization, and accretion (4)	9,661	10,383	11,446	9,481	40,971

Total operating expenses	75,846	81,155	85,490	82,691	325,182

Income from operations	6,905	18,622	19,208	11,496	56,231

Other income (expense):
Interest expense, net (5)	(10,267)	(10,197)	(10,196)	(11,257)	(41,917)
Other miscellaneous	105	91	123	116	435

Total other income (expense)	(10,162)	(10,106)	(10,073)	(11,141)	(41,482)
Minority interest in income (loss) of consolidated subsidiaries	(16)	(18)	—	(10)	(44)

Income (loss) before income taxes	(3,273)	8,498	9,135	345	14,705
Income tax expense (benefit) (6)	767	(3,355)	(3,603)	(417)	(6,608)

Net income (loss)	$(2,506)	$5,143	$5,532	$(72)	$8,097

Net income (loss) per share:
Basic	$(0.15)	$0.31	$0.33	$0.00	$0.48
Diluted	$(0.15)	$0.31	$0.33	$0.00	$0.48

Weighted average shares outstanding:
Basic	16,705,404	16,705,404	16,705,404	16,822,071	16,734,571
Diluted	16,705,404	16,766,204	16,776,347	17,017,075	16,817,417

	Three Months Ended (1)								Twelve Months Ended
	April 1, 2007		July 1, 2007		September 30, 2007		December 30, 2007		December 30, 2007
Merchandise Gross Profit, net	32.6%		32.6%		33.1%		31.4%		32.4%

Gallons:
Retail	156,467		163,803		169,498		167,447		657,215
Wholesale	113,027		120,152		120,249		116,850		470,278

Motor fuel margin (cents per gallon):
Retail	13.67	¢	18.83	¢	18.90	¢	16.27	¢	16.97	¢
Wholesale	4.02	¢	5.53	¢	6.40	¢	5.60	¢	5.41	¢

(1)	Town & Country’s historical monthly results have been aggregated to correspond to our fiscal quarters, which differ from Town & Country’s historical fiscal quarters, to more accurately reflect the combined quarterly seasonal trends on a pro forma basis. Therefore, this presentation varies slightly from the Pro Forma Condensed Consolidated Statements of Operations included in Note 4 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2007, as that presentation was based on Town & Country’s audited financial statements for the fiscal year ended November 3, 2007, as adjusted. Certain pro forma adjustments related to the TCFS Acquisition have been made, as further described in the following notes, which are consistent with our pro forma presentation in our referenced Note 4.
(2)	Cost of sales has been adjusted to eliminate the impact of the use of the LIFO inventory method by Town & Country.
(3)	Includes additional rent expense to reflect the $51.2 million sale/leaseback of Town & Country assets completed concurrent with the TCFS Acquisition.
(4)	Reflects the effects on depreciation from the valuation of Town & Country assets to fair market value and the sale/leaseback transaction.
(5)	Reflects the net increase in interest expense resulting from the issuance of the $105 million term loan and $150 million senior notes, along with amortization of issuance costs, and eliminates interest expense related to Town & Country debt which was paid off or defeased.
(6)	Income tax expense was calculated at a 36% effective rate on pre-tax income, plus the Texas margin tax at 0.5% of gross margin. This calculation of pro forma income tax eliminates the effects of our release of a tax valuation allowance during 2007, of which the final $6.6 million was released in fourth quarter 2007. The TCFS Acquisition changed our tax position, and therefore this pro forma presentation will be more comparable to our 2008 income tax expense.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	April 1, 2007			March 30, 2008 Actual
	Actual	Pro Forma
	(in thousands)
Revenue:
Merchandise sales	$93,365	$148,368		$168,771
Motor fuel—retail	224,685	353,381		519,797
Motor fuel—wholesale	204,430	207,522		302,595
Other	6,170	9,017		9,543

Total revenue	$528,650	$718,288		$1,000,706
Gross profit:
Merchandise	$29,960	$48,381		$56,668
Motor fuel—retail	12,106	21,386		20,183
Motor fuel—wholesale	4,283	4,546		5,569
Other	6,046	8,438		9,103

Total gross profit	$52,395	$82,751		$91,523
Adjusted EBITDA (2):
Retail	$6,339			$13,951
Wholesale	3,262			4,289
Other	(1,796)			(1,601)

Total Adjusted EBITDA	$7,805	$17,241		$16,639

Retail merchandise margin	32.1%	32.6%		33.6%
Merchandise same store sales growth	4.9%			8.2%
Pro forma merchandise same store sales growth				8.4%
Average per retail store:
Merchandise sales	$288.5	$303.0		$334.0
Motor fuel gallons	317.4	325.5		340.4
Motor fuel gallons sold:
Retail	101,793	156,467		169,313
Wholesale	111,585	113,027		114,110
Average retail price of motor fuel	$2.21	$2.26		$3.07
Motor fuel gross profit cents per gallon:
Retail	11.89 ¢	13.67	¢	11.92 ¢
Wholesale	3.84 ¢	4.02	¢	4.88 ¢

(1)	We are providing both actual results for the three months ended April 1, 2007, and pro forma results as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year. Refer to the preceding “Pro Forma Results of Operations” for additional description of the pro forma financial results.
(2)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	April 1, 2007		March 30, 2008 Actual
	Actual	Pro Forma
Net loss	$(2,401)	$(2,506)	$(3,360)
Depreciation, amortization, and accretion	6,351	9,661	10,736
Interest expense, net	3,010	10,267	9,862
Income tax expense (benefit)	260	(767)	(1,384)

EBITDA	$7,220	$16,655	$15,854

Non-cash stock based compensation	675	675	845
Loss on disposal of assets	15	16	98
Other miscellaneous	(105)	(105)	(158)

Adjusted EBITDA	$7,805	$17,241	$16,639

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended
	April 1, 2007	March 30, 2008
	(in thousands)
Net cash provided by operating activities	$4,577	$3,450
Changes in operating assets & liabilities	79	2,582
Gain on disposal of assets	(15)	(98)
Non-cash stock based compensation expense	(675)	(845)
Minority interest	(16)	(12)
Deferred income tax	—	2,185
Amortization of debt premium	—	114
Income taxes	260	(1,384)
Interest expense, net	3,010	9,862

EBITDA	$7,220	$15,854
Non-cash stock based compensation	675	845
Loss on disposal of assets	15	98
Other miscellaneous	(105)	(158)

Adjusted EBITDA	$7,805	$16,639

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment Three Months Ended		Wholesale Segment Three Months Ended		All Other Three Months Ended		Total Three Months Ended
	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008
	(in thousands)
Operating income (loss)	$948	$4,537	$2,360	$2,997	$(2,528)	$(2,562)	$780	$4,972
Depreciation, amortization, and accretion	5,376	9,319	902	1,292	73	125	6,351	10,736
Other miscellaneous	—	—	—	—	105	158	105	158
Minority interest	—	—	—	—	(16)	(12)	(16)	(12)

EBITDA	6,324	13,856	3,262	4,289	(2,366)	(2,291)	7,220	15,854
Non-cash stock based compensation	—	—	—	—	675	845	675	845
Management fee	—	—	—	—	—	—	—	—
Loss on disposal of assets and impairment charge	15	95	—	—	—	3	15	98
Other operating expenses	—	—	—	—	(105)	(158)	(105)	(158)

Adjusted EBITDA	$6,339	$13,951	$3,262	$4,289	$(1,796)	$(1,601)	$7,805	$16,639

First Quarter 2008 Compared to First Quarter 2007

The following discussion of results for first quarter 2008 compared to first quarter 2007 compares the 13-week period of operations ended March 30, 2008 to the 13-week period of operations ended April 1, 2007. Results for 2008 include the Town & Country results, which we acquired on November 13, 2007, and increased our retail store count by approximately 50%. We also constructed or acquired another 18 stores during fiscal 2007 and three new stores during the first quarter 2008 which contributed to the increases over the prior period. We are providing selected comparative results on an unaudited pro forma basis, as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year, in order to provide additional information about the underlying business trends.

Total Revenue. Total revenue for first quarter 2008 was $1,000.7 million, an increase of $472.1 million, or 89.3%, over 2007. The increase in total revenue was driven by an 80.8% increase in merchandise sales, a 131.3% increase in retail fuel revenue and a 48.0% increase in wholesale fuel revenue, as further discussed below. Total revenue increased by $282.4 or 39.3%, on a pro forma basis.

Total Gross Profit. Total gross profit for first quarter 2008 was $91.5 million, an increase of $39.1 million, or 74.7%, over 2007 and a pro forma increase of $8.8 million, or 10.6%. Contributing to the increase were the impact of the other new stores constructed or acquired during 2007 and 2008 ($3.7 million excluding Town & Country) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $168.8 million for first quarter 2008, a $75.4 million, or 80.8%, increase over 2007, and a $20.4 million, or 13.8% increase on a pro forma basis. Our performance was due to a 8.2% merchandise same store sales increase, accounting for $7.6 million of the increase, with the balance due to new stores built or acquired in 2007 and 2008. Key categories contributing to the same store sales increase were packaged drinks ($1.8 million), cigarettes ($1.4 million), beer ($1.3 million) and food service ($1.1 million). Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. As we do not include a store in our same store sales base until its thirteenth month of operations, the Town & Country stores are not a part of our reported same store sales increase. However, on a pro forma basis, had Town & Country been part of our operations for all of 2007, we would have reported a same store sales increase of 8.4%.

Merchandise gross profit was $56.7 million for the first quarter of 2008, a $26.7 million, or 89.1%, increase over 2007, which was driven by the increase in merchandise sales and an increase in gross profit margin from 32.1% to 33.6%. On a pro forma basis, merchandise margin increased by $8.3 million, or 17.1%, and the gross profit margin increased by approximately 100 basis points. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2008 were $519.8 million, an increase of 131.3% from 2007, driven by a 66.3% increase in retail gallons sold and a 39.1% increase in the average retail price of motor fuel. On a pro forma basis, retail motor fuel sales increased $166.4 million, or 47.1%, due to an 8.2% increase in gallons sold and a 35.9% increase in the average retail price of fuel. We sold an average of 0.3 million gallons per retail store, a 7.2% increase over 2007 and a 4.6% increase on a pro forma basis. Retail motor fuel gross profit increased by 66.7% over 2007 due to the additional gallons sold, as retail fuel margins were even with the prior period on a reported basis, and decreased 1.75 cents per gallons on a pro forma basis.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first quarter of 2008 were $302.6 million, a 48.0% increase over 2007. The increase was driven by a 2.3% increase in gallons sold and an 44.7% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $5.6 million increased 30.0% from 2007 due to the increase in gallons and a 27.1% increase in the gross profit per gallon to 4.9 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $9.5 million for first quarter 2008 increased by 54.7% over 2007. Gross profit associated with other revenue was $9.1 million, an increase of 50.6% over 2007. The retail segment had other revenue of $7.7 million in 2008 compared to $5.1 million in 2007. Retail segment other gross profit was also $7.7 million and $5.1 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and partially driven by an increase in income from ATM and car wash income. Other revenues and related gross profit for the wholesale segment in 2008 was $1.8 million and $1.4 million, respectively, compared to $1.0 million revenue and $1.0 million gross profit for the prior period. The increase in revenue and gross profit is primarily attributable to the acquisition of Town and Country.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the first quarter 2008, personnel expense was $30.3 million, an increase of $12.0 million, or 66.0%, over 2007. The increase in personnel expense was primarily attributable to the Town & Country acquisition and our new store openings, which have restaurants requiring incremental labor.

General and Administrative Expenses. For first quarter 2008, general and administrative expenses increased by $2.8 million, or 45.6%, from 2007. On a pro forma basis, general and administrative expenses increased by $0.9 million, or 11.4%. The increase was primarily due to additional compensation expense for additional personnel in the marketing and information technology departments and a $0.2 million increase in non-cash stock based compensation expense. We expect to achieve synergies in G&A costs from the Town & Country integration beginning in the second half of 2008, with an estimated annual savings of approximately $2 million fully implemented beginning in 2009.

Other Operating Expenses. Other operating expenses increased by $13.3 million or 90.2% over 2007. On a pro forma basis, this category increased $4.5 million or 19.0%. The increase was primarily due to the retail stores constructed and acquired during 2007 and 2008. In addition, the higher energy costs we experienced during the quarter resulted in a $1.8 million increase in pro forma credit card expense.

Rent Expense. Rent expense for first quarter 2008 of $8.4 million was $2.4 million or 39.9% higher than 2007 due primarily to rent expense on additional leased stores, including the 13 Town & Country stores sold and leased back concurrent with the TCFS Acquisition.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first quarter 2008 of $10.7 million was up $4.4 million or 69.0% from 2007 primarily due to the addition of the Town & Country assets, which have been recorded at estimated fair value.

Income from Operations. Income from operations for first quarter 2008 was $5.0 million, compared to $0.8 million for 2007. The increase is attributed to the TCFS Acquisition and increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for first quarter 2008 was $9.9 million, an increase of $6.9 million from 2007 primarily due to the issuance of $150 million in additional senior notes and the $105 million term loan in November 2007 related to the TCFS Acquisition.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system. The Texas margin tax has been determined to be an income tax for financial statement presentation. The income tax benefit accrued for first quarter 2008 was $1.4 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $1.8 million of income tax benefit related to federal and state income tax. Tax expense for the first quarter of 2007 consisted only of the Texas margin tax of $0.3 million. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net loss for the first quarter 2008 of $3.4 million, compared to net loss of $2.4 million for 2007. The decrease is primarily due to the same factors impacting operating income, as described above, and the increase in interest expense.

Adjusted EBITDA. Adjusted EBITDA for first quarter 2008 was $16.6 million, an increase of $8.8 million, or 113.2%, compared to 2007. The increase is primarily due to the Town and Country acquisition. On a pro forma basis, Adjusted EBITDA decreased $0.6 million which is primarily attributable to decreased fuel gross profit and higher credit card expenses, partly offset by higher merchandise gross profit. Retail segment Adjusted EBITDA of $14.0 million increased by $7.6 million, or 120.1% compared to 2007, primarily due the Town and Country acquisition and higher merchandise gross profits, but offset by the lower fuel margins. Wholesale segment Adjusted EBITDA of $4.3 million increased by $1.0 million, or 31.5%, from 2007. Other segment Adjusted EBITDA reflects net expenses of $1.6 million for the quarter, compared to $1.8 million for the same period in 2007.

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

Cash flows from operations were $3.5 million and $4.6 million for the first three months of 2008 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $13.8 million of cash and cash equivalents on hand at March 30, 2008 compared to $20.0 million at April 1, 2007, and $7.8 million at December 30, 2007.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $15.2 million and $17.5 million during the first quarter of 2008 and 2007, respectively. During first quarter 2008, we completed a $6.9 million sale leaseback transaction of five existing retail stores. We also completed additional sale leasebacks of one new retail store in April 2008 for net proceeds of $2.9 million, and six new retail stores in May 2008 for net proceeds of $16.7 million. We opened three new retail stores during the first quarter 2008, bringing our store count to 507 as of March 30, 2008. We opened one additional store in early May, and currently have another three stores under construction and one store under contract to purchase. We expect to open a total of 12 to 18 new retail stores during 2008. During fiscal 2008, we plan to invest approximately $25 to $40 million (net of approximately $50 to $55 million of lease financing) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility and additional lease financing.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended December 30, 2007	Three Months Ended March 30, 2008
Retail stores:
Number at beginning of period	325	504
New stores	17	3
Acquired stores	169	—
Closed stores	(7)	—

Number at end of period	504	507

Wholesale dealer locations:
Number at beginning of period	367	387
New locations	30	2
Closed locations	(10)	(6)

Number at end of period	387	383

Cash Flows from Financing Activities. At March 30, 2008, our outstanding debt was $420.4 million, including $5.3 million current maturities but excluding $3.6 million unamortized issuance premium. On November 13, 2007, we financed the acquisition of TCFS with the issuance of an additional $150 million 10 5/8% senior unsecured notes, a $105 million term loan facility, an $11.3 million draw on our revolving credit facility, a $51.2 million sale/leaseback transaction, and cash on the balance sheet. The notes, term loan and revolving credit facility are further discussed in “Credit Facilities” and “Senior Notes” below, and in our Notes to Consolidated Financial Statements.

Credit Facilities. On November 13, 2007, as part of the TCFS Acquisition, we, as parent guarantor, and our indirect wholly-owned subsidiary Susser Holdings, L.L.C., as borrower entered into a new credit agreement with Bank of America, N.A., as Term Administrative Agent, Bank of America, N.A., as Revolving Administrative Agent, Swing Line Lender, and L/C Issuer, each of Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, and BMO Capital Markets, as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Capital Markets, LLC, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Managers, and other lenders party thereto, providing for a five year revolving credit facility in an aggregate principal amount of up to $90 million, and a five year term loan facility in the aggregate principal amount of $105 million (the “term loan”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered into Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”). We and each of our existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

The term loan was funded in full at the closing of the credit agreement and net term loan proceeds were used to finance part of the merger consideration and related fees and expenses paid in connection with the TCFS Acquisition as well as to refinance, in part, certain existing indebtedness.

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolving credit facility may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products)) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Borrowings under the revolver may be made to fund ongoing working capital and other general corporate purposes. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swing line loans.

The interest rates for both the revolver and term loan facility are calculated, at the borrower’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears.

As of March 30, 2008, we had $45.4 million outstanding on the revolver and $28.6 million in standby letters of credit, which include two $10.0 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, net of any settled or pending indemnity claims. As of May 6, 2008, we had sufficient borrowing base to support the use of approximately $105 million of the $120 million revolver, as amended, and had $14.4million in outstanding borrowings and $28.8 million in standby letters of credit, leaving approximately $62 million available on the revolver. Additional description of the credit facilities is included in our accompanying Notes to Consolidated Financial Statements and in our Annual Report of Form 10-K for the year ended December 30, 2007.

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

Pursuant to a registration rights agreement that the issuers entered into at the time that the issuers issued the additional notes, the issuers agreed to file a registration statement with the SEC within 180 days, and to use reasonable best efforts to cause it to become effective as soon as possible after filing—but in any event no later than 90 days after the date of the initial filing with the SEC, with respect to an offer to exchange each of the additional notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the additional notes (except for provisions relating to transfer restrictions and payment of additional interest). The issuers filed a registration statement on Form S-4 with the SEC on April 29, 2008 in respect of such additional notes. Additional description of the senior notes is included in our accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 30, 2007.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease financing and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes, the notes offered hereby and our new revolving credit and term loan facilities, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Properties. We completed a sale/leaseback of five properties in January 2008. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 30, 2007	March 30, 2008
Operating sites – fee owned:
Retail	250	247
Wholesale	44	44

Total fee owned	294	291

Operating sites – leased:
Retail	254	260
Wholesale	10	10

Total leased	264	270

Office locations – fee owned	8	7
Properties currently being developed	3	5
Properties held for future development	21	21
Surplus properties for sale	47	48

We own the headquarters facility of our retail segment, which consists of approximately 27,000 square feet of office space located in Corpus Christi, and the Town & Country office in San Angelo. We also own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet in Houston, and the headquarters of APT, which consists of approximately 25,000 square feet of office and warehouse space in Corpus Christi. We have entered into a lease agreement for an approximately 83,000 square foot building that we are remodeling to consolidate our four Corpus Christi facilities into one location and to alleviate current overcrowding and facilitate the consolidation of certain Town & Country back office functions from San Angelo to Corpus Christi. The annual lease expense is approximately $144,000, net of taxes, insurance and maintenance. We plan to move during the summer of 2008, and to sell or lease the existing office locations.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last nine quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2006						2007							2008 First QTR
	First QTR	Second QTR		Third QTR		Fourth QTR	First QTR	Second QTR		Third QTR		Fourth QTR (a)
	(dollars and gallons in thousands)
Merchandise sales	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227		$136,701		$168,771
Motor fuel sales:
Retail	228,295	271,024		253,300		200,385	224,685	297,751		291,413		397,902		519,797
Wholesale	203,281	277,453		250,184		192,719	204,430	282,829		268,252		279,958		302,595
Other income	5,936	5,968		5,479		5,792	6,170	6,290		6,130		7,334		9,543

Total revenue	523,311	649,158		605,104		487,586	528,650	692,795		674,022		821,895		1,000,706

Merchandise gross profit	28,130	31,417		30,978		28,567	29,960	34,043		35,921		44,642		56,668
Motor fuel gross profit:
Retail	$9,487	$15,520		$20,225		$8,686	$12,106	$18,352		$17,247		$19,629		$20,183
Wholesale	5,242	6,988		7,780		5,004	4,283	6,337		7,420		6,411		5,569
Other gross profit	5,815	5,756		5,341		5,842	6,046	5,831		5,885		7,030		9,103

Total gross profit	48,674	59,681		64,324		48,099	52,395	64,563		66,473		77,712		91,523

Income from operations	836	8,742		1,215		(616)	780	9,412		7,944		8,122		4,972
Income before tax	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394		4,964		1,282		(4,744)
Income tax expense	—	—		—		(48)	(260)	(120)		(123)		6,256		1,384

Net income	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841		$7,538		$(3,360)

Merchandise gross profit percentage	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%		32.7%		33.6%
Fuel gallons:
Retail	103,210	101,109		96,249		94,770	101,793	106,624		108,874		139,236		169,313
Wholesale	109,810	117,863		112,944		110,355	111,585	118,682		118,767		116,152		114,110
Motor fuel margin (cents per gallon):
Retail (b)	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢	15.84	¢	14.10	¢	11.92 ¢
Wholesale	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢	6.25	¢	5.52	¢	4.88 ¢

(a)	Includes 48 days of Town & Country Operations.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 30, 2007. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. Our revolving credit facility bears interest at variable rates. At March 30, 2008, we had $45.4 million outstanding on the credit facility. Our $105 million term loan facility also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at March 30, 2008 would be to change interest expense by approximately $1.5 million.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest rate swaps outstanding at December 30, 2007 or March 30, 2008.

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

We at times manage fuel risk by purchasing fuel futures. At March 30, 2008, the Company held fuel futures contracts with a fair value of ($436,000).

Item 4.	Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d- 15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2007, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report and below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The description of Amendment No. 1 to our credit agreement set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities”, which would have otherwise been disclosed in a current report on Form 8-K under the heading “1.01 – Entry into a Material Definitive Agreement,” is incorporated under this Item 5 and qualified in its entirety by the terms of Amendment No. 1 itself, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Exhibit No.	Description
4.1	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, GoPetro Transport LLC and the Bank of New York. *

10.1	Amendment No. 1, dated as of May 6, 2008, to Credit Agreement dated November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. †

†	Filed herewith.
*	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-4 filed April 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: May 9, 2008
	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, GoPetro Transport LLC and the Bank of New York. *

10.1	Amendment No. 1, dated as of May 6, 2008, to Credit Agreement dated November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.
*	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-4 filed April 29, 2008.