Form 10-Q
period 2008-06-29
Susser Holdings CORP
filed 2008-08-08
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2008

Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4525 Ayers Street

Corpus Christi, Texas 78415

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

Large accelerated filer ☐	Accelerated file ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller accelerated filer)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,035,338 SHARES
(Class)	(Outstanding at August 7, 2008)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 30, 2007	June 29, 2008
	audited	unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,831	$14,403
Accounts receivable, net of allowance for doubtful accounts of $1,360 at December 30, 2007 and $1,368 at June 29, 2008	69,368	109,667
Inventories, net	69,577	83,388
Assets held for sale	903	900
Other current assets	8,209	6,799

Total current assets	155,888	215,157
Property and equipment, net	410,745	401,286
Other assets:
Goodwill	248,809	248,299
Intangible assets, net	25,497	25,325
Other noncurrent assets	12,753	12,858

Total other assets	287,059	286,482

Total assets	$853,692	$902,925

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$127,756	$163,552
Accrued expenses and other current liabilities	39,406	34,723
Current maturities of long-term debt	3,937	5,951
Deferred purchase price – TCFS acquisition, current	10,000	9,978

Total current liabilities	181,099	214,204
Long-term debt	374,754	401,930
Revolving line of credit	34,640	15,010
Deferred gain, long-term portion	31,511	35,067
Deferred tax liability, long-term portion	27,145	24,845
Other noncurrent liabilities	20,068	22,244

Total long-term liabilities	488,118	499,096

Minority interests in consolidated subsidiaries	684	707
Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,006,662 issued and 16,995,338 outstanding as of December 30, 2007; 17,046,662 issued and 17,035,338 outstanding as of June 29, 2008	170	170
Additional paid-in capital	172,765	174,590
Retained earnings	10,856	14,158

Total shareholders’ equity	183,791	188,918

Total liabilities and shareholders’ equity	$853,692	$902,925

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$105,925	$187,870	$199,290	$356,641
Motor fuel sales	580,580	1,033,216	1,009,695	1,855,608
Other income	6,290	9,074	12,460	18,617

Total revenues	692,795	1,230,160	1,221,445	2,230,866

Cost of sales:
Merchandise	71,882	123,454	135,287	235,557
Motor fuel	555,891	993,853	968,617	1,790,493
Other	459	539	583	979

Total cost of sales	628,232	1,117,846	1,104,487	2,027,029

Gross profit	64,563	112,314	116,958	203,837

Operating expenses:
Personnel	19,649	34,515	37,903	64,812
General and administrative	6,023	8,049	12,248	17,112
Other operating	16,762	30,386	31,452	58,332
Rent	6,106	8,675	12,120	17,086
Royalties	—	—	66	—
(Gain) loss on disposal of assets and impairment charge	(207)	53	(192)	151
Depreciation, amortization, and accretion	6,818	10,345	13,169	21,081

Total operating expenses	55,151	92,023	106,766	178,574

Income from operations	9,412	20,291	10,192	25,263

Other income (expense):
Interest expense, net	(3,092)	(9,490)	(6,102)	(19,352)
Other miscellaneous	91	56	196	214

Total other income (expense)	(3,001)	(9,434)	(5,906)	(19,138)
Minority interest in income of consolidated subsidiaries	(17)	(11)	(33)	(23)

Income before income taxes	6,394	10,846	4,253	6,102
Income tax expense	(120)	(4,184)	(380)	(2,800)

Net income	$6,274	$6,662	$3,873	$3,302

Net income per share:
Basic	$0.38	$0.39	$0.23	$0.20
Diluted	$0.37	$0.39	$0.23	$0.19
Weighted average shares outstanding:
Basic	16,705,404	16,880,404	16,705,404	16,880,404
Diluted	16,766,204	16,949,921	16,769,925	16,978,748

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	July 1, 2007	June 29, 2008
	(in thousands)
Cash flows from operating activities
Net income	$3,873	$3,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,169	21,081
(Gain) loss on disposal of property and impairment charge	(192)	151
Non-cash stock-based compensation	1,359	1,830
Minority interest	28	23
Deferred income tax	—	(3,102)
Amortization of debt premium	—	(232)
Changes in operating assets and liabilities:
Receivables	(10,470)	(40,299)
Inventories	(5,909)	(13,811)
Assets held for sale and other current assets	(499)	1,925
Intangible assets, net	154	(287)
Other noncurrent assets	120	2,444
Accounts payable	13,837	35,795
Accrued liabilities	477	(4,416)
Other noncurrent liabilities	87	2,916

Net cash provided by operating activities	16,034	7,320

Cash flows from investing activities
Purchases of property and equipment	(35,764)	(37,284)
Proceeds from disposal of property and equipment	6,620	6
Proceeds from sale/leaseback transactions	—	26,767

Net cash used in investing activities	(29,144)	(10,511)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	30,736
Change in notes receivable	(278)	(31)
Payments on long-term debt	—	(1,312)
Revolving line of credit, net	—	(19,630)

Net cash (used) provided by financing activities	(278)	9,763

Net (decrease) increase in cash	(13,388)	6,572
Cash and cash equivalents at beginning of year	32,938	7,831

Cash and cash equivalents at end of period	$19,550	$14,403

See accompanying notes.

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1. Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (“Susser” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to service stations and convenience stores since the 1930’s.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•

Stripes LLC (“Stripes”), a Texas Limited Liability Company, operates convenience stores located in Texas, New Mexico and Oklahoma. On November 13, 2007, Stripes completed the acquisition of TCFS Holdings, Inc., the parent company of the Town & Country Food Stores chain of convenience stores.

•	Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, distributes motor fuels primarily in Texas, New Mexico and Oklahoma. SPC is a wholly owned subsidiary of Stripes.

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at June 29, 2008, but do not conduct any operations. (See Note 8) A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2007 refer to the 52-week period ended December 30, 2007. All references to the second quarter of 2007 and 2008 refer to the 13-week periods ended July 1, 2007 and June 29, 2008, respectively. All references to the first half of 2007 and 2008 refer to the 26-week periods ended July 1, 2007 and June 29, 2008, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at June 29, 2008 and for the three and six months ended July 1, 2007 and June 29, 2008 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and six months ended July 1, 2007 and June 29, 2008 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

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

2. New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on our financial position or results of operations. (See further discussion in Note 8.)

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

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. We are currently evaluating the potential impact of this standard on our future consolidated financial statements.

SFAS 160

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control. The interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

SFAS 161

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

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

The cash needed to fund the merger consideration and pay related fees and expenses of approximately $16.7 million plus a $6.2 million tax benefit payment was provided for by (1) $153.8 million in proceeds, including a premium of $3.8 million, from a $150 million aggregate principal amount of 10 5/8% Senior Notes due 2013 issued by Susser Holdings, L.L.C., (2) a $105 million senior secured term loan facility of Susser Holdings, L.L.C., (3) $51.2 million net proceeds from a concurrent sale/leaseback transaction, (4) $11.3 million from the senior secured revolving credit facility of Susser Holdings, L.L.C. and (5) $42.2 million in cash on hand. We refer to the acquisition of TCFS and related financing transactions as the “TCFS Acquisition.”

The balance sheets presented as of December 30, 2007 and June 29, 2008 reflect the preliminary allocation of purchase price based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. Goodwill recognized to date for this transaction was approximately $203.5 million. Of this amount, approximately $23.1 million is deductible for tax purposes. In addition, $0.8 million of restructuring charges were accrued, and total expenditures of $0.8 million were charged against this accrual during the second quarter of 2008. The entire amount of goodwill was assigned to the Retail segment. All acquired goodwill has an indefinite life. We expect to finalize these estimates prior to November 12, 2008, one year from the date the acquisition took place, and any updates will be reflected in our 2008 financial statements. We will be evaluating potential additional adjustments related to other intangible assets as well as other assets and liabilities in place at the time of the acquisition.

4. Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2007	June 29, 2008
	(in thousands)
Accounts receivable, trade	$52,383	$90,313
Receivable from state reimbursement funds	2,505	2,203
Vendor receivables for rebates, branding, and others	6,438	7,120
ATM fund receivables	3,138	4,030
Notes receivable, short term	475	477
Other receivables	5,789	6,892
Allowance for uncollectible accounts, trade	(1,024)	(1,043)
Allowance for uncollectible accounts, environmental	(336)	(325)

Accounts receivables, net	$69,368	$109,667

5. Inventories

Inventories consisted of the following:

	December 30, 2007	June 29, 2008
	(in thousands)
Merchandise	$37,961	$39,777
Fuel	28,773	39,568
Lottery	1,257	2,032
Maintenance spare parts and equipment	2,113	2,574
Less allowance for inventory shortage and obsolescence	(527)	(563)

Total	$69,577	$83,388

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 30, 2007	June 29, 2008
	(in thousands)
Land	$127,532	$122,011
Buildings and leasehold improvements	182,494	179,829
Equipment	130,476	135,983
Construction in progress	14,260	27,278

	454,762	465,101
Less accumulated depreciation	44,017	63,815

Total	$410,745	$401,286

7. Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. During the second quarter of 2008, goodwill was decreased $510,000 related to adjustments to fixed assets acquired in the purchase of Town and Country.

The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets consist primarily of supply agreements, favorable leasehold arrangements, loan origination costs and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 30, 2007 and June 29, 2008:

	December 30, 2007			June 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,880	$1,506	$3,374	$5,598	$1,866	$3,732
Favorable lease arrangements, net	4,616	1,636	2,980	4,616	2,096	2,520
Loan origination costs	17,058	1,615	15,443	17,893	3,008	14,885
Trade name	4,246	566	3,680	4,246	708	3,538
Other	200	180	20	839	189	650

Total	$31,000	$5,503	$25,497	$33,192	$7,867	$25,325

8. Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2007	June 29, 2008
	(in thousands)
10 5/8% senior unsecured notes due 2013	$270,000	$300,000
Term loan facility, bearing interest at LIBOR plus applicable margin (7.53% at December 30, 2007 and 4.88% at June 29, 2008), principal due in quarterly installments through November 13, 2012	105,000	103,688
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin (7.75% at December 30, 2007 and 5.5% at June 29, 2008)	34,640	15,010
Other notes payable	—	135
Unamortized bond premium	3,691	4,058

Total long-term debt	413,331	422,891
Less: Current maturities	3,937	5,951

Long-term debt, net of current maturities	$409,394	$416,940

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

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions. The Senior Notes also contain certain financial covenants.

On November 24, 2006, the Company redeemed $50.0 million of the Senior Notes with proceeds from the IPO, as allowed by the indenture. The related $5.3 million prepayment penalty and $1.8 million of unamortized loan costs were charged to interest expense. On November 13, 2007, in connection with the TCFS Acquisition, the Company issued an additional $150.0 million Senior Notes under and governed by the same indenture as the original Senior Notes. The additional Senior Notes were sold at 102.5% of par, resulting in a premium received of $3.8 million, which is being amortized as a credit to interest expense over the remaining life of the Senior Notes. On June 23, 2008, the Company issued an additional $30.0 million Senior Notes under and governed by the same indenture as the original Senior Notes, the proceeds of which were used to pay down borrowings outstanding under the Company’s revolving credit facility. The $30.0 million Senior Notes were sold at 102.0% of par, resulting in a premium received of $0.6 million, which is being amortized as a credit to interest expense over the remaining life of the senior notes.

On or after December 15, 2009, the Company may redeem some or all of the $300.0 million remaining Senior Notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: in 2009, at 105.313%; in 2010, at 102.656%; and in 2011 and thereafter, at 100.000%.

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

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products)) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swing line loans. As of June 29, 2008, we had $15.0 million outstanding under the revolving credit facility, $30.0 million in standby letters of credit, and sufficient borrowing base to support the use of the full $120 million revolver, leaving approximately $75 million available on the revolver.

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of June 29, 2008.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. The Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. There were no interest rate swaps outstanding at December 30, 2007, or June 29, 2008.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2007, the Company held fuel futures contracts with a fair value of ($72,000). At June 29, 2008, the Company held fuel futures contracts with a fair value of $487,000.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(in thousands)
Cash rent:
Store base rent	$5,993	$8,596	$11,897	$16,913
Equipment rent	74	182	163	377
Contingent rent	38	91	66	121

Total cash rent	$6,105	$8,869	$12,126	$17,411

Non-cash rent:
Straight-line rent	378	313	746	631
Amortization of deferred gain	(377)	(507)	(752)	(956)

Net rent expense	$6,106	$8,675	$12,120	$17,086

Letters of Credit

We were contingently liable for $30.0 million related to irrevocable letters of credit required by various insurers and suppliers at June 29, 2008. Included in this amount are two $10 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims.

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

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.5 million and $2.8 million, of which $1.8 million and $2.0 million are classified as accrued expenses and other current liabilities as of December 30, 2007 and June 29, 2008, respectively, with the balance included in other noncurrent liabilities. As of June 29, 2008, approximately $1.7 million of the total environmental reserve is for the investigation and remediation of contamination at 19 sites that qualify for reimbursement under state funds. The remaining $1.1 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 25 additional sites. There are also 29 sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. Susser acquired 17 additional LPST (leaking petroleum storage tank) cases as part of the TCFS Acquisition. Four of these sites are located in New Mexico while the remaining 13 are located in Texas. Ongoing corrective actions at all of these Town & Country locations are contracted to independent environmental consultants on a consignment basis (contractor is reimbursed directly by the state). Susser Holdings does not maintain a reserve for these locations.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $2.9 million and $2.6 million for the estimated probable state reimbursements, of which $2.2 million and $1.7 million are included in current receivables as of December 30, 2007 and June 29, 2008, respectively. The remaining $0.7 million and $0.9 million are included in other assets as of December 30, 2007 and June 29, 2008, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of June 29, 2008, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $5.4 million as of June 29, 2008, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Refiner Rebates

We receive refiner rebates and other incentive payments from a number of fuel suppliers. A portion of the refiner rebates may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of June 29, 2008, the estimated amount of fuel rebates that would have to be repaid upon de-branding at these locations was $11.1 million. Of this amount, approximately $6.1 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon debranding. We have $4.3 million recorded on the balance sheet as of June 29, 2008, of which $0.3 million is included in accrued expenses and other current liabilities and $4.0 million is included in other noncurrent liabilities.

10. Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(in thousands)
Interest expense	$3,281	$8,959	$6,560	$18,110
Capitalized interest	(94)	(77)	(201)	(95)
Amortization of loan costs & issuance premium	165	636	316	1,394
Cash interest income	(260)	(28)	(573)	(57)

Interest expense, net	$3,092	$9,490	$6,102	$19,352

11. Income Tax

In connection with the closing of the reorganization and initial public offering on October 24, 2006, we converted from a limited liability company to a “C” corporation and established beginning balances in our deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, we recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which was net of a valuation allowance of $9.7 million. We considered our historical taxable income and our estimates of future taxable income in making a determination of a reasonable valuation allowance. During the year ended December 30, 2007, we generated pre-tax book income as well as taxable income, which resulted in the utilization of all net operating loss carryforwards. In addition, as a result of the acquisition of TCFS, we recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, we determined that it is more likely than not that the full deferred tax assets will be realized and therefore released the entire previously established valuation allowance as of December 30, 2007.

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the six months ended July 1, 2007 and June 29, 2008 was $0.4 million and $1.0 million, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months and six months ended June 29, 2008 and July 1, 2007 is as follows:

	Three Months Ended June 29, 2008		Six Months Ended June 29, 2008
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,796	35.0%	$2,136	35.0%
State and local tax, net of federal benefit	377	3.5%	643	10.6%
Other	11	0.1%	21	0.3%

Tax expense (benefit) per financial statement	$4,184	38.6%	$2,800	45.9%

	Three Months Ended July 1, 2007		Six Months Ended July 1, 2007
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$2,238	35.0%	$1,488	35.0%
State and local tax, net of federal benefit	78	1.2%	247	5.8%
Decrease in valuation allowance	(2,205)	(34.5)%	(1,378)	(32.4)%
Other	9	0.2%	23	0.5%

Tax expense (benefit) per financial statement	$120	1.9%	$380	8.9%

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

No adjustments have been recorded to the balance of unrecognized tax benefits and therefore no balance exists at June 29, 2008, as all tax positions are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

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

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,006,662 were issued and 16,995,338 were outstanding as of December 30, 2007, and 17,046,662 were issued and 17,035,338 were outstanding as of June 29, 2008, respectively. Included in these amounts are 114,934 and 154,934 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares, which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued.

The Company has also granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan. At June 29, 2008, 1,727,106 options were outstanding, none of which were exercisable. (see Note 13)

13. Share-Based Compensation

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

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Forfeited or expired	(298,591)	21.59

Balances at June 29, 2008	1,727,106	$17.24

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	40,000	20.86

Nonvested at June 29, 2008	154,934	$16.54

During the second quarter of 2008, we granted 250,000 options to purchase our common stock at a purchase price equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $1.2 million, which will be amortized to expense over the options’ requisite service periods. During the second quarter of 2008 we granted 10,000 shares of restricted stock with an aggregate fair value of $0.1 million, which will be amortized to expense over the requisite service period.

We adopted SFAS No. 123(R) at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $0.7 million and $1.0 million during the three months ended July 1, 2007 and June 29, 2008, respectively, and $1.4 million and $1.8 million during the six months ended July 1, 2007 and June 29, 2008, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted during 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(in thousands)
Net income, as reported	$6,274	$6,662	$3,873	$3,302
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(8)	(18)	(31)	(37)

Pro forma net income	$6,266	$6,644	$3,842	$3,265

14. Segment Reporting

The Company operates its business in two primary segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC, purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended July 1, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$105,925	$—	$—	$—	$105,925
Fuel	297,751	524,133	(241,304)	—	580,580
Other	4,977	938	(15)	390	6,290
Total revenue	408,653	525,071	(241,319)	390	692,795
Gross profit:
Merchandise	34,043	—	—	—	34,043
Fuel	18,352	6,337	—	—	24,689
Other	4,977	938	(15)	(69)	5,831

Total gross profit	57,372	7,275	(15)	(69)	64,563

Selling, general, and administrative	44,368	2,254	(15)	1,933	48,540
Depreciation, amortization, and accretion	5,585	1,135	—	98	6,818
Other operating expenses (income)	(219)	—	—	12	(207)

Operating income (loss)	$7,638	$3,886	$—	$(2,112)	$9,412

Gallons	106,624	224,298	(105,616)	—	225,306
Total assets	$326,782	$87,184	$—	$28,164	$442,130
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$15,187	$2,537	$—	$494	$18,218

Segment Financial Data for the Three Months Ended June 29, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$187,870	$—	$—	$—	$187,870
Fuel	618,037	895,292	(480,113)	—	1,033,216
Other	7,266	3,642	(2,138)	304	9,074

Total revenue	813,173	898,934	(482,251)	304	1,230,160
Gross profit:
Merchandise	64,416	—	—	—	64,416
Fuel	32,091	7,272	—	—	39,363
Other	7,266	1,236	(16)	49	8,535

Total gross profit	103,773	8,508	(16)	49	112,314

Selling, general, and administrative	76,876	2,155	(16)	2,610	81,625
Depreciation, amortization, and accretion	9,253	962	—	130	10,345
Other operating expenses (income)	15	38	—	—	53

Operating income (loss)	$17,629	$5,353	$—	$(2,691)	$20,291

Gallons	165,113	271,121	(146,792)	—	289,442
Total assets	$740,128	$145,399	$—	$17,398	$902,925
Goodwill	$234,979	$13,320	$—	$—	$248,299
Capital expenditures	$19,692	$2,303	$—	$46	$22,041

Segment Financial Data for the Six Months Ended July 1, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$199,290	$—	$—	$—	$199,290
Fuel	522,436	902,679	(415,420)	—	1,009,695
Other	10,034	1,894	(30)	562	12,460

Total revenue	731,760	904,573	(415,450)	562	1,221,445
Gross profit:
Merchandise	64,003	—	—	—	64,003
Fuel	30,458	10,620	—	—	41,078
Other	10,034	1,894	(30)	(21)	11,877

Total gross profit	104,495	12,514	(30)	(21)	116,958

Selling, general, and administrative	85,152	4,231	(30)	4,436	93,789
Depreciation, amortization, and accretion	10,961	2,037	—	171	13,169
Other operating expenses (income)	(204)	—	—	12	(192)

Operating income (loss)	$8,586	$6,246	$—	$(4,640)	$10,192

Gallons	208,417	436,644	(206,377)	—	438,684
Total assets	$326,782	$87,184	$—	$28,164	$442,130
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$31,021	$4,037	$—	$706	$35,764

Segment Financial Data for the Six Months Ended June 29, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$356,641	$—	$—	$—	$356,641
Fuel	1,137,834	1,493,151	(775,377)	—	1,855,608
Other	14,921	7,470	(4,181)	407	18,617

Total revenue	1,509,396	1,500,621	(779,558)	407	2,230,866
Gross profit:
Merchandise	121,084	—	—	—	121,084
Fuel	52,274	12,841	—	—	65,115
Other	14,921	2,642	(31)	106	17,638

Total gross profit	188,279	15,483	(31)	106	203,837

Selling, general, and administrative	147,431	4,841	(31)	5,101	157,342
Depreciation, amortization, and accretion	18,572	2,254	—	255	21,081
Other operating expenses (income)	110	38	—	3	151

Operating income (loss)	$22,166	$8,350	$—	$(5,253)	$25,263

Gallons	334,426	501,842	(263,403)	—	572,865
Total assets	$740,129	$145,399	$—	$17,397	$902,925
Goodwill	$234,979	$13,320	$—	$—	$248,299
Capital expenditures	$33,738	$3,417	$—	$129	$37,284

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

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(dollars in thousands)
Net income available to common shareholders	$6,274	$6,662	$3,873	$3,302

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	16,705,404	16,880,404	16,705,404	16,880,404

Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	60,800	69,517	64,521	98,344

Denominator for diluted earnings per common share	16,766,204	16,949,921	16,769,925	16,978,748

Net income (loss) per share
Per common share – basic	$0.38	$0.39	$0.23	$0.20

Per common share – diluted	$0.37	$0.39	$0.23	$0.19

Options and non-vested restricted shares not included in diluted net income (loss) available to common shareholders because the effect would be anti-dilutive	1,021,992	1,438,206	1,023,749	1,419,355

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 30, 2007. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter of 2007 and 2008 refer to the 13-week periods ended July 1, 2007 and June 29, 2008, respectively. All references to the first half of 2007 and 2008 refer to the 26-week periods ended July 1, 2007 and June 29, 2008, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

Overview

We are the largest non-refining operator of convenience stores in Texas based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. We acquired 168 retail stores from Town & Country on November 13, 2007, as further described in Note 3 of the accompanying Notes to Consolidated Financial Statements. As of June 29, 2008, our retail segment operated 509 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the six months ended June 29, 2008, we purchased approximately 573 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net income and Adjusted EBITDA for the second quarter 2008 were $1,230.2 million, $6.7 million and $31.7 million, respectively, compared to $692.8 million, $6.3 million and $16.7 million, respectively, for the second quarter 2007. Our total revenues, net income and Adjusted EBITDA for the first half of 2008 were $2,230.9 million, $3.3 million and $48.3 million, respectively, compared to $1,221.4 million, $3.9 million and $24.5 million, respectively, for the first half of 2007. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months, and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

During the second quarter of 2008, we opened three new large-format convenience stores and closed one, bringing our retail store count to 509 as of June 29, 2008. We opened one additional store in July and currently have one new store under construction and another acquired store being remodeled. An estimated 12 to 14 new retail stores are planned for all of 2008, and substantially all of these stores are expected to include a Laredo Taco Company or Country Cookin’ restaurant. In our wholesale operations, we added four new dealer sites and discontinued three during the second quarter, for a total of 384 dealer sites in operation at the end of the second quarter. We expect to add 25 to 30 new dealer sites for all of 2008.

Second quarter 2008 results were favorably impacted by a regional economic climate that is stronger than many other parts of the nation, better weather than the prior year, improved purchasing arrangements, and continued progress on integration of the Town & Country stores. The rapid rise in the cost of motor fuel has created a challenging environment for motor fuel volume and profitability. The Company’s superior real estate and facilities and strong relationships with numerous suppliers has helped mitigate these pressures. We experienced some reductions in consumer demand for fuel during the second quarter as retail fuel prices reached new record highs. This softness was particularly evident along the Texas/Mexico border, as fuel prices in Mexico remained substantially lower than on the U.S. side, and at our highway locations most used by independent truckers. High energy prices are directly contributing to increased credit card fees and utility costs, and indirectly causing inflationary pressures on many prices of delivered products. We have generally been able to pass along the increases we have experienced in merchandise costs.

Recent Development

Our Southern operating region was impacted by Hurricane Dolly, which made landfall just north of Brownsville, Texas as a Category 2 hurricane on July 23, 2008. At the peak of the storm approximately 112 stores were secured, closed and crew safely sent home in advance of landfall. Damage was generally limited to some food spoilage and roof and sign damage outside the stores. We did lose seven gas canopies, but we sustained no structural damage that prevented us from reopening our stores. We are still assessing the total cost of the damage, which we currently estimate to be between $2.0 million and $3.0 million, and are working closely with our insurance carriers to determine if a portion of these losses will exceed our various policy deductibles. We expect the majority of these expenditures will be capitalized.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
Revenues:
Merchandise sales	15.3%	15.3%	16.3%	16.0%
Motor fuel sales	83.8	84.0	82.7	83.2
Service and other revenue	0.9	0.7	1.0	0.8

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	90.7	90.9	90.4	90.9
Gross profit:
Merchandise	4.9	5.2	5.2	5.4
Motor fuel	3.6	3.2	3.4	2.9
Service and other gross profit	0.8	0.7	1.0	0.8

Total gross profit	9.3	9.1	9.6	9.1

Selling, general and administrative expenses	7.0	6.6	7.7	7.0
Depreciation, amortization and accretion	1.0	0.9	1.1	1.0
Other operating expenses	0.0	0.0	0.0	0.0

Income from operations	1.3	1.6	0.8	1.1
Interest and other	0.4	0.8	0.5	0.9

Net income before tax	0.9	0.8	0.3	0.2
Income tax	0.0	0.3	0.0	0.1

Net income	0.9%	0.5%	0.3%	0.1%

Pro Forma Results of Operations

The following table presents the quarterly and annual 2007 results of operations, on a pro forma basis for Susser Holdings Corporation as if the acquisition of Town & Country had occurred on January 1, 2007. We are presenting this unaudited information to provide a basis for comparison against our actual 2008 results, due to the significant impact of the TCFS Acquisition on our operating results.

	Three Months Ended (1)				Twelve Months Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007	December 30, 2007
	(in thousands, except share data)
Revenues:
Merchandise sales	$148,368	$166,705	$171,450	$166,509	$653,032
Motor fuel sales	560,903	752,274	738,036	765,027	2,816,240
Other income	9,017	8,758	8,740	8,671	35,186

Total revenues	718,288	927,737	918,226	940,207	3,504,458

Cost of sales:
Merchandise (2)	99,987	112,406	114,637	114,262	441,292
Motor fuel (2)	534,971	714,783	698,298	731,240	2,679,292
Other	579	771	593	518	2,461

Total cost of sales	635,537	827,960	813,528	846,020	3,123,045

Gross profit	82,751	99,777	104,698	94,187	381,413

Operating expenses:
Personnel	27,069	28,692	29,230	29,253	114,244
General and administrative	8,134	7,963	9,286	11,058	36,441
Other operating	23,483	26,814	27,708	24,428	102,433
Rent (3)	7,417	7,524	7,549	8,355	30,845
Royalties	66	—	—	—	66
(Gain) loss on disposal of assets and impairment charge	16	(221)	271	116	182
Depreciation, amortization, and accretion (4)	9,661	10,383	11,446	9,481	40,971

Total operating expenses	75,846	81,155	85,490	82,691	325,182

Income from operations	6,905	18,622	19,208	11,496	56,231

Other income (expense):
Interest expense, net (5)	(10,267)	(10,197)	(10,196)	(11,257)	(41,917)
Other miscellaneous	105	91	123	116	435

Total other income (expense)	(10,162)	(10,106)	(10,073)	(11,141)	(41,482)
Minority interest in income (loss) of consolidated subsidiaries	(16)	(18)	—	(10)	(44)

Income (loss) before income taxes	(3,273)	8,498	9,135	345	14,705
Income tax expense (benefit) (6)	767	(3,355)	(3,603)	(417)	(6,608)

Net income (loss)	$(2,506)	$5,143	$5,532	$(72)	$8,097

Net income (loss) per share:
Basic	$(0.15)	$0.31	$0.33	$0.00	$0.48
Diluted	$(0.15)	$0.31	$0.33	$0.00	$0.48

Weighted average shares outstanding:
Basic	16,705,404	16,705,404	16,705,404	16,822,071	16,734,571
Diluted	16,705,404	16,766,204	16,776,347	17,017,075	16,817,417

	Three Months Ended (1)								Twelve Months Ended
	April 1, 2007		July 1, 2007		September 30, 2007		December 30, 2007		December 30, 2007
Merchandise Gross Profit, net	32.6%		32.6%		33.1%		31.4%		32.4%
Gallons:
Retail	156,467		163,803		169,498		167,447		657,215
Wholesale	113,027		120,152		120,249		116,850		470,278
Motor fuel margin (cents per gallon):
Retail	13.67	¢	18.83	¢	18.90	¢	16.27	¢	16.97	¢
Wholesale	4.02	¢	5.53	¢	6.40	¢	5.60	¢	5.41	¢

(1)	Town & Country’s historical monthly results have been aggregated to correspond to our fiscal quarters, which differ from Town & Country’s historical fiscal quarters, to more accurately reflect the combined quarterly seasonal trends on a pro forma basis. Therefore, this presentation varies slightly from the Pro Forma Condensed Consolidated Statements of Operations included in Note 4 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2007, as that presentation was based on Town & Country’s audited financial statements for the fiscal year ended November 3, 2007, as adjusted. Certain pro forma adjustments related to the TCFS Acquisition have been made, as further described in the following notes, which are consistent with our pro forma presentation in our referenced Note 4.
(2)	Cost of sales has been adjusted to eliminate the impact of the use of the LIFO inventory method by Town & Country.
(3)	Includes additional rent expense to reflect the $51.2 million sale/leaseback of Town & Country assets completed concurrent with the TCFS Acquisition.
(4)	Reflects the effects on depreciation from the valuation of Town & Country assets to fair market value and the sale/leaseback transaction.
(5)	Reflects the net increase in interest expense resulting from the issuance of the $105 million term loan and $150 million senior notes, along with amortization of issuance costs, and eliminates interest expense related to Town & Country debt which was paid off or defeased.
(6)	Income tax expense was calculated at a 36% effective rate on pre-tax income, plus the Texas margin tax at 0.5% of gross margin. This calculation of pro forma income tax eliminates the effects of our release of a tax valuation allowance during 2007, of which the final $6.6 million was released in fourth quarter 2007. The TCFS Acquisition changed our tax position, and therefore this pro forma presentation will be more comparable to our 2008 income tax expense.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended				Six Months Ended
	July 1, 2007 (1)			June 29, 2008 Actual	July 1, 2007 (1)			June 29, 2008 Actual
	Actual	Pro Forma			Actual	Pro Forma
	(in thousands)
Revenue:
Merchandise sales	$105,925	$166,705		$187,870	$199,290	$315,073		$356,641
Motor fuel—retail	297,751	465,819		618,037	522,436	819,200		1,137,834
Motor fuel—wholesale	282,829	286,455		415,179	487,259	493,977		717,774
Other	6,290	8,758		9,074	12,460	17,775		18,617

Total revenue	$692,795	$927,737		$1,230,160	$1,221,445	$1,646,025		$2,230,866
Gross profit:
Merchandise	$34,043	$54,299		$64,416	$64,003	$102,680		$121,084
Motor fuel—retail	18,352	30,841		32,091	30,458	52,226		52,274
Motor fuel—wholesale	6,337	6,650		7,272	10,620	11,197		12,841
Other	5,831	7,987		8,535	11,877	16,425		17,638

Total gross profit	$64,563	$99,777		$112,314	$116,958	$182,528		$203,837
Adjusted EBITDA (3):
Retail	$13,004			$26,897	$19,343			$40,848
Wholesale	5,021			6,354	8,283			10,642
Other	(1,335)			(1,588)	(3,131)			(3,188)

Total Adjusted EBITDA	$16,690	$29,451		$31,663	$24,495	$46,692		$48,302

Retail merchandise margin	32.1%	32.6%		34.3%	32.1%	32.6%		34.0%
Merchandise same store sales growth (2)	6.4%			6.6%	5.7%			7.7%
Pro forma merchandise same store sales growth (2)				8.4%				8.7%
Average per retail store:
Merchandise sales	$325.6	$338.4		$370.3	$614.1	$641.5		$704.4
Motor fuel gallons	330.8	338.7		330.9	648.3	664.2		671.3
Motor fuel gallons sold:
Retail	106,624	163,803		165,113	208,417	320,270		334,426
Wholesale	118,682	120,152		124,329	230,267	233,179		238,439
Average retail price of motor fuel	$2.79	$2.84		$3.74	$2.51	$2.56		$3.40
Motor fuel gross profit cents per gallon:
Retail	17.21 ¢	18.83	¢	19.44 ¢	14.61 ¢	16.31	¢	15.63 ¢
Wholesale	5.34 ¢	5.53	¢	5.85 ¢	4.61 ¢	4.80	¢	5.39 ¢

(1)	We are providing both actual results for the three and six months ended July 1 2007, and pro forma results as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year. Refer to the preceding “Pro Forma Results of Operations” for additional description of the pro forma financial results.
(2)	Previously reported first quarter 2008 merchandise same store sales growth rates of 8.2% on an actual basis and 8.4% on a pro forma basis were understated due to the inclusion in the store base used to calculate this metric of three locations that closed in December 2007. Merchandise same store sales growth for the first quarter of 2008 was 8.9% on both an actual and pro forma basis.
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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended			Six Months Ended
	July 1, 2007 (1)		June 29, 2008 Actual	July 1, 2007 (1)		June 29, 2008 Actual
	Actual	Pro Forma		Actual	Pro Forma
	(in thousands)
Net income	$6,274	$5,143	$6,662	$3,873	$2,637	$3,302
Depreciation, amortization, and accretion	6,818	10,383	10,345	13,169	20,044	21,081
Interest expense, net	3,092	10,197	9,490	6,102	20,464	19,352
Income tax expense (benefit)	120	3,355	4,184	380	2,588	2,800

EBITDA	$16,304	$29,078	$30,681	$23,524	$45,733	$46,535
Non-cash stock based compensation	684	684	985	1,359	1,359	1,830
(Gain) loss on disposal of assets	(207)	(220)	53	(192)	(204)	151
Other miscellaneous	(91)	(91)	(56)	(196)	(196)	(214)

Adjusted EBITDA	$16,690	$29,451	$31,663	$24,495	$46,692	$48,302

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended
	July 1, 2007	June 29, 2008
	(in thousands)
Net cash provided by operating activities	$16,034	$7,320
Changes in operating assets & liabilities	2,203	15,733
Gain on disposal of assets	192	(151)
Non-cash stock based compensation expense	(1,359)	(1,830)
Minority interest	(28)	(23)
Deferred income tax	–	3,102
Amortization of debt premium	–	232
Income taxes	380	2,800
Interest expense, net	6,102	19,352

EBITDA	$23,524	$46,535
Non-cash stock based compensation	1,359	1,830
(Gain) loss on disposal of assets	(192)	151
Other miscellaneous	(196)	(214)

Adjusted EBITDA	$24,495	$48,302

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment Six Months Ended		Wholesale Segment Six Months Ended		All Other Six Months Ended		Total Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(in thousands)
Operating income (loss)	$8,586	$22,166	$6,246	$8,350	$(4,640)	$(5,253)	$10,192	$25,263
Depreciation, amortization, and accretion	10,961	18,572	2,037	2,254	171	255	13,169	21,081
Other miscellaneous	—	—	—	—	196	214	196	214
Minority interest	—	—	—	—	(33)	(23)	(33)	(23)

EBITDA	19,547	40,738	8,283	10,604	(4,306)	(4,807)	23,524	46,535
Non-cash stock based compensation	—	—	—	—	1,359	1,830	1,359	1,830
(Gain) loss on disposal of assets and impairment charge	(204)	110	—	38	12	3	(192)	151
Other operating expenses	—	—	—	—	(196)	(214)	(196)	(214)

Adjusted EBITDA	$19,343	$40,848	$8,283	$10,642	$(3,131)	$(3,188)	$24,495	$48,302

Second Quarter 2008 Compared to Second Quarter 2007

The following discussion of results for second quarter 2008 compared to second quarter 2007 compares the 13-week period of operations ended June 29, 2008 to the 13-week period of operations ended July 1, 2007. Results for 2008 include the Town & Country results, which we acquired on November 13, 2007, and increased our retail store count by approximately 50%. We also constructed or acquired another 18 stores during fiscal 2007 and six new stores during the first half of 2008 which contributed to the increases over the prior period. We are providing selected comparative results on an unaudited pro forma basis, as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year, in order to provide additional information about the underlying business trends.

Total Revenue. Total revenue for second quarter 2008 was $1,230.2 million, an increase of $537.4 million, or 77.6%, over 2007. The increase in total revenue was driven by a 77.4% increase in merchandise sales, a 107.6% increase in retail fuel revenue and a 46.8% increase in wholesale fuel revenue, as further discussed below. Total revenue increased by $302.4 or 32.6%, on a pro forma basis.

Total Gross Profit. Total gross profit for second quarter 2008 was $112.3 million, an increase of $47.8 million, or 74.0%, over 2007 and a pro forma increase of $12.5 million, or 12.6%. Contributing to the increase were the impact of the other new stores constructed or acquired during 2007 and 2008 ($4.3 million excluding Town & Country) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $187.9 million for second quarter 2008, an $81.9 million, or 77.4% increase over 2007, and a $21.2 million, or 12.7% increase on a pro forma basis. Our performance was due to a 6.6% merchandise same store sales increase, accounting for $7.0 million of the increase, with the balance due to new stores built or acquired in 2007 and 2008. Key categories contributing to the same store sales increase were packaged drinks ($1.4 million), food service ($1.3 million), cigarettes ($1.1 million) and beer ($1.0 million). Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. As we do not include a store in our same store sales base until its thirteenth month of operations, the Town & Country stores are not a part of our reported same store sales increase. However, on a pro forma basis, had Town & Country been part of our operations for all of 2007, we would have reported a same store sales increase of 8.4%.

Merchandise gross profit was $64.4 million for the second quarter of 2008, a $30.4 million, or 89.2%, increase over 2007, which was driven by the increase in merchandise sales and an increase in gross profit margin from 32.1% to 34.3%. On a pro forma basis, merchandise margin increased by $10.1 million, or 18.6%, and the gross profit margin increased by approximately 172 basis points. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2008 were $618.0 million, an increase of 107.6% from 2007, driven by a 54.9% increase in retail gallons sold and a 34.0% increase in the average retail price of motor fuel. On a pro forma basis, retail motor fuel sales increased $152.2 million, or 32.7%, due to a 0.8% increase in gallons sold and a 31.6% increase in the average retail price of fuel. Our fuel volumes were negatively impacted this quarter as record high fuel prices impacted consumer demand. We sold an average of 0.3 million gallons per retail store, flat with last year and a 2.3% decrease on a pro forma basis. Retail motor fuel gross profit increased by 74.9% over 2007 on a reported basis, due to the additional gallons sold and a 12.9% increase in retail fuel margin per gallon. On a pro forma basis, retail fuel gross profit increased by 4.1%, primarily due to an increase in the margin per gallon.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter of 2008 were $415.2 million, a 46.8% increase over 2007. The increase was driven by a 4.8% increase in gallons sold and a 40.1% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $7.3 million increased 14.8% from 2007 due to the increase in gallons and a 9.5% increase in the gross profit per gallon to 5.9 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $9.1 million for second quarter 2008 increased by 44.3% over 2007. Gross profit associated with other revenue was $8.5 million, an increase of 46.4% over 2007. The retail segment had other revenue of $7.3 million in 2008 compared to $5.0 million in 2007. Retail segment other gross profit was also $7.3 million and $5.0 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and was partially driven by an increase in income from ATM, car wash and lottery income. Other revenues and related gross profit for the wholesale segment in 2008 was $1.5 million and $1.2 million, respectively, compared to $1.0 million revenue and $1.0 million gross profit for the prior period. The increase in revenue and gross profit is primarily attributable to the acquisition of Town and Country.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the second quarter 2008, personnel expense was $34.5 million, an increase of $14.9 million, or 75.7%, over 2007. The increase in personnel expense was primarily attributable to the Town & Country acquisition and our new store openings, which have restaurants requiring incremental labor.

General and Administrative Expenses. For second quarter 2008, general and administrative expenses increased by $2.0 million, or 33.6%, from 2007. On a pro forma basis, general and administrative expenses increased by 1.1%. The increase was primarily due to additional personnel related to the Town & Country acquisition and a $0.3 million increase in non-cash stock based compensation expense. We expect to achieve synergies in G&A costs from the Town & Country integration beginning in the second half of 2008, with an estimated annual savings of approximately $2.0 million fully implemented beginning in 2009.

Other Operating Expenses. Other operating expenses increased by $13.6 million or 81.3% over 2007. On a pro forma basis, this category increased $3.6 million or 13.3%. The increase was primarily due to the retail stores constructed and acquired during 2007 and 2008. In addition, the higher energy costs we experienced during the quarter resulted in credit card costs of $7.1 million, or 4.30 cents per gallon, an increase of $1.7 million over pro forma prior year. Utility costs also increased $2.1 million compared to pro forma 2007.

Rent Expense. Rent expense for second quarter 2008 of $8.7 million was $2.6 million or 42.1% higher than 2007 due primarily to rent expense on additional leased stores, including the 13 Town & Country stores sold and leased back concurrent with the TCFS Acquisition.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for second quarter 2008 of $10.3 million was up $3.5 million or 51.7% from 2007, primarily due to the addition of the Town & Country assets, which have been recorded at estimated fair value.

Income from Operations. Income from operations for second quarter 2008 was $20.3 million, compared to $9.4 million for 2007. The increase is attributed to the TCFS Acquisition and increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for second quarter 2008 was $9.5 million, an increase of $6.4 million from 2007 primarily due to the issuance of $150 million in additional senior notes and the $105 million term loan in November 2007 related to the TCFS Acquisition.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system. The Texas margin tax has been determined to be an income tax for financial statement presentation. The income tax expense accrued for second quarter 2008 was $4.2 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $3.8 million of income tax expense related to federal and state income tax. Tax expense for the second quarter of 2007 consisted only of the Texas margin tax of $0.1 million. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for the second quarter 2008 of $6.7 million, compared to net income of $6.3 million for 2007. The increase is primarily due to the same factors impacting operating income, as described above, and the increase in interest expense and income tax expense.

Adjusted EBITDA. Adjusted EBITDA for second quarter 2008 was $31.7 million, an increase of $15.0 million, or 89.7%, compared to 2007. The increase is primarily due to the Town and Country acquisition. On a pro forma basis, Adjusted EBITDA increased $2.2 million, or 7.5%, which is primarily attributable to increased merchandise and motor fuel gross profit, partly offset by higher credit card and utility expenses. Retail segment Adjusted EBITDA of $26.9 million increased by $13.9 million, or 106.8%, compared to 2007 primarily due the Town and Country acquisition and higher merchandise and fuel gross profit. Wholesale segment Adjusted EBITDA of $6.4 million increased by $1.3 million, or 26.5%, from 2007. Other segment Adjusted EBITDA reflects net expenses of $1.6 million for the quarter, compared to $1.3 million for the same period in 2007.

First Half 2008 Compared to First Half 2007

The following discussion of results for first half 2008 compared to first half 2007 compares the 26-week period of operations ended June 29, 2008 to the 26-week period of operations ended July 1, 2007. Results for 2008 include the Town & Country results, which we acquired on November 13, 2007, and increased our retail store count by approximately 50%. We also constructed or acquired another 18 stores during fiscal 2007 and six new stores during the first half of 2008 that contributed to the increases over the prior period. We are providing selected comparative results on an unaudited pro forma basis, as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year, in order to provide additional information about the underlying business trends.

Total Revenue. Total revenue for first half 2008 was $2,230.9 million, an increase of $1,009.4 million, or 82.6%, over 2007. The increase in total revenue was driven by a 79.0% increase in merchandise sales, a 117.8% increase in retail fuel revenue and a 47.3% increase in wholesale fuel revenue, as further discussed below. Total revenue increased by $584.8 or 35.5%, on a pro forma basis.

Total Gross Profit. Total gross profit for first half 2008 was $203.8 million, an increase of $86.9 million, or 74.3%, over 2007 and a pro forma increase of $21.3 million, or 11.7%. Contributing to the increase were the impact of the other new stores constructed or acquired during 2007 and 2008 ($7.8 million excluding Town & Country) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $356.6 million for first half of 2008, a $157.4 million, or 79.0%, increase over 2007, and a $41.6 million, or 13.2% increase on a pro forma basis. Our performance was due to a 7.7% merchandise same store sales increase, accounting for $12.8 million of the increase, with the balance due to new stores built or acquired in 2007 and 2008. Key categories contributing to the same store sales increase were packaged drinks ($3.4 million), cigarettes ($2.7 million), beer ($2.5 million) and food service ($2.5 million). Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. As we do not include a store in our same store sales base until its thirteenth month of operations, the Town & Country stores are not a part of our reported same store sales increase. However, on a pro forma basis, had Town & Country been part of our operations for all of 2007, we would have reported a same store sales increase of 8.7%.

Merchandise gross profit was $121.1 million for the first half of 2008, a $57.1 million, or 89.2%, increase over 2007, which was driven by the increase in merchandise sales and an increase in gross profit margin from 32.1% to 34.0%. On a pro forma basis, merchandise margin increased by $18.4 million, or 17.9%, and the gross profit margin increased by approximately 140 basis points. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2008 were $1,137.8 million, an increase of 117.8% from 2007, driven by a 60.5% increase in retail gallons sold and a 35.7% increase in the average retail price of motor fuel. On a pro forma basis, retail motor fuel sales increased $318.6 million, or 38.9%, due to a 4.4% increase in gallons sold and a 33.0% increase in the average retail price of fuel. We sold an average of 0.7 million gallons per retail store, which is a 3.6% increase to 2007 and a 1.1% increase on a pro forma basis. Retail motor fuel gross profit increased by 71.6% over 2007 due to the additional gallons sold and a 7.0% increase in retail fuel margins. Retail fuel margins decreased 0.68 cents per gallon on a pro forma basis.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first half of 2008 were $717.8 million, a 47.3% increase over 2007. The increase was driven by a 3.5% increase in gallons sold and a 42.3% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $12.8 million increased 20.9% from 2007 due to the increase in gallons and a 16.8% increase in the gross profit per gallon to 5.4 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $18.6 million for first half 2008 increased by 49.4% over 2007. Gross profit associated with other revenue was $17.6 million, an increase of 48.5% over 2007. The retail segment had other revenue of $14.9 million in 2008 compared to $10.0 million in 2007. Retail segment other gross profit was also $14.9 million and $10.0 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and was partially driven by an increase in income from ATM and car wash income. Other revenues and related gross profit for the wholesale segment in 2008 was $3.3 million and $2.6 million, respectively, compared to $1.9 million revenue and $1.9 million gross profit for the prior period. The increase in revenue and gross profit is primarily attributable to the acquisition of Town and Country.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the first half 2008, personnel expense was $64.8 million, an increase of $26.9 million, or 71.0%, over 2007. The increase in personnel expense was primarily attributable to the Town & Country acquisition and our new store openings, which have restaurants requiring incremental labor.

General and Administrative Expenses. For first half 2008, general and administrative expenses increased by $4.9 million, or 39.7%, from 2007. On a pro forma basis, general and administrative expenses increased by $1.0 million, or 6.3%. The increase was primarily due a $0.5 million increase in non-cash stock based compensation expense and incremental compensation costs incurred for redundant back office functions for the Town & Country acquisition. We expect to achieve synergies in G&A costs from the Town & Country integration beginning in the second half of 2008, with an estimated annual savings of approximately $2.0 million fully implemented beginning in 2009.

Other Operating Expenses. Other operating expenses increased by $26.9 million or 85.5% over 2007. On a pro forma basis, this category increased $8.0 million or 16.0%. The increase was primarily due to the retail stores constructed and acquired during 2007 and 2008. Credit card costs of $13.6 million, or 4.06 cents per gallon, represent an increase of $3.5 million over pro forma 2007. Utility costs also increased $2.7 million compared to pro forma 2007.

Rent Expense. Rent expense for first half 2008 of $17.1 million was $5.0 million or 41.0% higher than 2007 due primarily to rent expense on additional leased stores, including the 13 Town & Country stores sold and leased back concurrent with the TCFS Acquisition.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first half 2008 of $21.1 million was up $7.9 million or 60.1% from 2007 primarily due to the addition of the Town & Country assets, which have been recorded at estimated fair value.

Income from Operations. Income from operations for first half 2008 was $25.3 million, compared to $10.2 million for 2007. The increase is attributed to the TCFS Acquisition and increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for first half 2008 was $19.4 million, an increase of $13.3 million from 2007 primarily due to the issuance of $150 million in additional senior notes and the $105 million term loan in November 2007 related to the TCFS Acquisition.

Income Tax. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system. The Texas margin tax has been determined to be an income tax for financial statement presentation. The income tax expense accrued for first half 2008 was $2.8 million, which consisted of $1.0 million of expense attributable to the Texas margin tax and $1.8 million of income tax benefit related to federal and state income tax. Tax expense for the first half of 2007 consisted only of the Texas margin tax of $0.4 million. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for the first half of 2008 of $3.3 million, compared to net income of $3.9 million for 2007. The decrease is primarily due to the same factors impacting operating income, as described above, and the increase in interest expense and income tax expense.

Adjusted EBITDA. Adjusted EBITDA for first half 2008 was $48.3 million, an increase of $23.8 million, or 97.2%, compared to 2007. The increase is primarily due to the Town and Country acquisition. On a pro forma basis, Adjusted EBITDA increased $1.6 million, which is primarily attributable to increased fuel and merchandise gross profit. Retail segment Adjusted EBITDA of $40.8 million increased by $21.5 million, or 111.2% compared to 2007, primarily due the Town and Country acquisition and higher fuel and merchandise gross profits. Wholesale segment Adjusted EBITDA of $10.6 million increased by $2.4 million, or 28.5%, from 2007. Other segment Adjusted EBITDA reflects net expenses of $3.2 million for the six months, compared to $3.1 million for the same period in 2007.

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

Cash flows from operations were $7.3 million and $16.0 million for the first six months of 2008 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital, which are impacted by higher motor fuel prices. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $14.4 million of cash and cash equivalents on hand at June 29, 2008 compared to $19.6 million at July 1, 2007, and $7.8 million at December 30, 2007.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $37.3 million and $35.8 million during the first half of 2008 and 2007, respectively. During second quarter 2008, we completed $19.8 million in sale leaseback transactions on seven retail stores. We opened three new retail stores during second quarter 2008 and closed one, bringing our store count to 509 as of June 29, 2008. We opened one additional store in July, and currently have one other store under construction and one acquired store being remodeled. We expect to open a total of 12 to 14 new retail stores during 2008. During fiscal 2008, we plan to invest approximately $25 to $35 million (net of $40 to $50 million of expected lease financing) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility and additional lease financing. We currently have commitments, subject to customary closing conditions, for $45 million of additional lease financing to support our capital spending program for the balance of 2008.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended December 30, 2007	Three Months Ended June 29, 2008	Six Months Ended June 29, 2008
Retail stores:
Number at beginning of period	325	507	504
New stores	17	1	3
Acquired stores	169	2	3
Closed stores	(7)	(1)	(1)

Number at end of period	504	509	509

Wholesale dealer locations:
Number at beginning of period	367	383	387
New locations	30	4	6
Closed locations	(10)	(3)	(9)

Number at end of period	387	384	384

Cash Flows from Financing Activities. At June 29, 2008, our outstanding debt was $418.8 million, including $6.0 million of current maturities but excluding $4.1 million unamortized issuance premium. On November 13, 2007, we financed the acquisition of TCFS with the issuance of an additional $150 million 10 5/8% senior unsecured notes, a $105 million term loan facility, an $11.3 million draw on our revolving credit facility, a $51.2 million sale/leaseback transaction, and cash on the balance sheet. The notes, term loan and revolving credit facility are further discussed in “Credit Facilities” and “Senior Notes” below, and in our Notes to Consolidated Financial Statements.

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

As of June 29, 2008, we had $15.0 million outstanding on the revolver and $30.0 million in standby letters of credit, which include two $10.0 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, net of any settled or pending indemnity claims. As of June 29, 2008, we had sufficient borrowing base to support the use of the entire $120 million revolver. Additional description of the credit facilities is included in our accompanying Notes to Consolidated Financial Statements and in our Annual Report of Form 10-K for the year ended December 30, 2007.

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

The issuers issued and sold, on November 13, 2007, as part of the TCFS Acquisition, an additional $150 million in aggregate principal amount, and on June 23, 2008, an additional $30 million in aggregate principal amount, of 10 5/8% senior notes, due 2013 (which we refer to, alone, as the “additional notes” and together with the original notes, as the “senior notes”). The additional notes were issued under, and are governed by the terms of, the indenture, dated as of December 21, 2005, governing the original notes (referred to as the “indenture”). Under the indenture, the original notes and the additional notes are subject to the same interest payment, ranking, redemption and change of control provisions, covenants and transfer restrictions and pay interest semiannually in arrears on June 15 and December 15 of each year. The senior notes mature on December 15, 2013 and are guaranteed by us and each existing and future domestic subsidiary of the issuers with the exception of one non-wholly-owned subsidiary.

Pursuant to a registration rights agreement that the issuers entered into at the time that the issuers issued the additional notes, the issuers agreed to file a registration statement with the SEC within 180 days, and to use reasonable best efforts to cause it to become effective as soon as possible after filing—but in any event no later than 90 days after the date of the initial filing with the SEC, with respect to an offer to exchange each of the additional notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the additional notes (except for provisions relating to transfer restrictions and payment of additional interest). The issuers filed registration statements on Form S-4 registering the exchange of the additional notes, which were declared effective on May 15, 2008 and July 10, 2008.

We incurred approximately $7.5 million in total costs associated with the issuance of the additional senior notes, which were deferred and are being amortized to interest expense over the remaining life of the senior notes. We are also amortizing $4.4 million of issuance premiums as a credit to interest expense over the remaining life of the senior notes. Additional description of the senior notes is included in our accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 30, 2007.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease financing and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit and term loan facilities, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Properties. We completed a sale/leaseback of seven properties in the second quarter of 2008. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 30, 2007	June 29, 2008
Operating sites – fee owned:
Retail	250	241
Wholesale	44	44

Total fee owned	294	285

Operating sites – leased:
Retail	254	268
Wholesale	10	14

Total leased	264	282

Office locations	8	8
Properties currently being developed	3	3
Properties held for future development	21	21
Surplus properties for sale	47	48

We lease the headquarters facility of our retail segment, which consists of approximately 83,000 square feet of office space located in Corpus Christi. We own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet in Houston. During the second quarter we consolidated four Corpus Christi facilities and some functions in our San Angelo facility into our new headquarters facility in Corpus Christi to alleviate overcrowding and to facilitate the consolidation of back office functions. As a result, we plan to lease or sell the office and warehouse facilities we vacated.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last ten quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2006						2007							2008
	First QTR	Second QTR		Third QTR		Fourth QTR	First QTR	Second QTR		Third QTR		Fourth QTR (a)		First QTR	Second QTR
	(dollars and gallons in thousands)
Merchandise sales	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870
Motor fuel sales:
Retail	228,295	271,024		253,300		200,385	224,685	297,751		291,413		397,902		519,797	618,037
Wholesale	203,281	277,453		250,184		192,719	204,430	282,829		268,252		279,958		302,595	415,179
Other income	5,936	5,968		5,479		5,792	6,170	6,290		6,130		7,334		9,543	9,074

Total revenue	523,311	649,158		605,104		487,586	528,650	692,795		674,022		821,895		1,000,706	1,230,160

Merchandise gross profit	28,130	31,417		30,978		28,567	29,960	34,043		35,921		44,642		56,668	64,416
Motor fuel gross profit:
Retail	9,487	15,520		20,225		8,686	12,106	18,352		17,247		19,629		20,183	32,091
Wholesale	5,242	6,988		7,780		5,004	4,283	6,337		7,420		6,411		5,569	7,272
Other gross profit	5,815	5,756		5,341		5,842	6,046	5,831		5,885		7,030		9,103	8,535

Total gross profit	48,674	59,681		64,324		48,099	52,395	64,563		66,473		77,712		91,523	112,314

Income from operations	836	8,742		1,215		(616)	780	9,412		7,944		8,122		4,972	20,291
Income before tax	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394		4,964		1,282		(4,744)	10,846
Income tax expense	—	—		—		(48)	(260)	(120)		(123)		6,256		1,384	(4,184)

Net income	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662

Merchandise gross profit percentage	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%
Fuel gallons:
Retail	103,210	101,109		96,249		94,770	101,793	106,624		108,874		139,236		169,313	165,113
Wholesale	109,810	117,863		112,944		110,355	111,585	118,682		118,767		116,152		114,110	124,329
Motor fuel margin (cents per gallon):
Retail (b)	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢	15.84	¢	14.10	¢	11.92 ¢	19.44	¢
Wholesale	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢	6.25	¢	5.52	¢	4.88 ¢	5.85	¢

(a)	Includes 48 days of Town & Country Operations.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. Our revolving credit facility bears interest at variable rates. At June 29, 2008, we had $15.0 million outstanding on the credit facility. Our term loan facility, of which $103.7 million was outstanding at June 29, 2008, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at June 29, 2008 would be to change interest expense by approximately $1.2 million.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest rate swaps outstanding at December 30, 2007 or June 29, 2008.

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

We at times manage fuel risk by purchasing fuel futures. At June 29, 2008, the Company held fuel futures contracts with a fair value of $487,000

Item 4.	Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 13, 2008, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Re-elected two nominees to serve as directors each for a term of three years or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
William F. Dawson, Jr.	16,007,135	167,621
Jerry E. Thompson	16,088,171	86,585

(2) Ratified the adoption of the Susser Holdings Corporation 2008 Employee Stock Purchase Plan. The votes were cast as follows:

	Votes For	Votes Against	Abstentions
Ratification of ESPP	15,623,849	26,184	4,150

(3) Ratified the appointment of Ernst & Young LLP as our independent public accountants for fiscal 2008. The votes were cast as follows:

	Votes For	Votes Against	Abstentions
Ratification of Ernst & Young LLP	16,145,699	28,312	745

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: August 8, 2008

	By	/s/ Mary E. Sullivan
Mary E. Sullivan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Wachovia Capital Markets LLC and BMO Capital Markets Corp. (1)

10.2	Employment Letter, dated as of June 16, 2008, between Steven C. DeSutter and Susser Holdings Corporation. (2)

10.3	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.
(1)	Incorporated by reference to the Registrant’s current report on Form 8-K filed June 26, 2008.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed June 16, 2008.
(3)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF IHA filed April 15, 2008.