Form 10-Q
period 2008-09-28
Susser Holdings CORP
filed 2008-11-07
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4525 Ayers Street

Corpus Christi, Texas 78415

(Address of principal executive offices)

(361) 884-2463

(Registrant’s telephone number, including area code)

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,037,648 SHARES
(Class)	(Outstanding at November 6, 2008)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 30, 2007	September 28, 2008
	audited	unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,831	$9,077
Accounts receivable, net of allowance for doubtful accounts of $1,360 at December 30, 2007 and $1,242 at September 28, 2008	69,368	93,023
Inventories, net	69,577	79,298
Assets held for sale	903	755
Other current assets	8,209	7,446

Total current assets	155,888	189,599

Property and equipment, net	410,745	402,763

Other assets:
Goodwill	248,809	244,418
Intangible assets, net	25,497	24,476
Other noncurrent assets	12,753	14,242

Total other assets	287,059	283,136

Total assets	$853,692	$875,498

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$127,756	$121,813
Accrued expenses and other current liabilities	39,406	40,416
Current maturities of long-term debt	3,937	6,608
Deferred purchase price – TCFS acquisition, current	10,000	9,978

Total current liabilities	181,099	178,815
Long-term debt	374,754	399,819
Revolving line of credit	34,640	19,300
Deferred gain, long-term portion	31,511	34,009
Deferred tax liability, long-term portion	27,145	23,122
Other noncurrent liabilities	20,068	22,874

Total long-term liabilities	488,118	499,124

Minority interests in consolidated subsidiaries	684	721

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,006,662 issued and 16,995,338 outstanding as of December 30, 2007; 17,046,622 issued and 17,035,338 outstanding as of September 28, 2008	170	170
Additional paid-in capital	172,765	175,648
Retained earnings	10,856	21,020

Total shareholders’ equity	183,791	196,838

Total liabilities and shareholders’ equity	$853,692	$875,498

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$108,227	$189,272	$307,517	$545,913
Motor fuel sales	559,665	1,016,644	1,569,360	2,872,252
Other income	6,130	8,123	18,590	26,740

Total revenues	674,022	1,214,039	1,895,467	3,444,905

Cost of sales:
Merchandise	72,306	123,306	207,593	358,863
Motor fuel	534,998	971,602	1,503,615	2,762,095
Other	245	332	828	1,311

Total cost of sales	607,549	1,095,240	1,712,036	3,122,269

Gross profit	66,473	118,799	183,431	322,636

Operating expenses:
Personnel	19,833	34,536	57,736	99,348
General and administrative	7,283	9,468	19,531	26,580
Other operating	17,175	35,298	48,693	93,630
Rent	6,135	8,728	18,255	25,814
(Gain) loss on disposal of assets and impairment charge	275	(196)	83	(45)
Depreciation, amortization, and accretion	7,828	9,828	20,997	30,909

Total operating expenses	58,529	97,662	165,295	276,236

Income from operations	7,944	21,137	18,136	46,400

Other income (expense):
Interest expense	(3,103)	(9,955)	(9,205)	(29,307)
Other miscellaneous	122	25	318	239

Total other income (expense)	(2,981)	(9,930)	(8,887)	(29,068)

Minority interest in income (loss) of consolidated subsidiaries	1	(14)	(32)	(37)

Income before income taxes	4,964	11,193	9,217	17,295
Income tax expense	(123)	(4,331)	(503)	(7,131)

Net income	$4,841	$6,862	$8,714	$10,164

Net income per share:
Basic	$0.29	$0.41	$0.52	$0.60
Diluted	$0.29	$0.40	$0.52	$0.60

Weighted average shares outstanding:
Basic	16,705,404	16,880,404	16,705,404	16,880,404
Diluted	16,776,347	16,989,817	16,771,968	16,977,561

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	September 30, 2007	September 28, 2008
	(in thousands)
Cash flows from operating activities
Net income	$8,714	$10,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	20,997	30,909
(Gain) loss on disposal of property and impairment charge	83	(45)
Non-cash stock-based compensation	2,074	2,888
Minority interest	44	37
Deferred income tax	(1,430)	(153)
Amortization of debt premium	—	(375)
Changes in operating assets and liabilities:
Receivables	(15,237)	(23,655)
Inventories	(5,653)	(9,721)
Assets held for sale and other current assets	950	4,168
Intangible assets, net	338	(1,850)
Other noncurrent assets	(2,592)	(1,249)
Accounts payable	14,193	(5,945)
Accrued liabilities	7,318	988
Other noncurrent liabilities	2,810	381

Net cash provided by operating activities	32,609	6,542

Cash flows from investing activities
Purchases of property and equipment	(62,600)	(45,480)
Proceeds from disposal of property and equipment	1,086	755
Proceeds from sale/leaseback transactions	36,152	26,898

Net cash used in investing activities	(25,362)	(17,827)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	30,736
Change in notes receivable	(3)	(240)
Payments on long-term debt	—	(2,625)
Revolving line of credit, net	—	(15,340)

Net cash (used) provided by financing activities	(3)	12,531

Net increase in cash	7,244	1,246
Cash and cash equivalents at beginning of year	32,938	7,831

Cash and cash equivalents at end of period	$40,182	$9,077

See accompanying notes.

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1.	Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (“Susser” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to service stations and convenience stores since the 1930’s.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•

Stripes LLC (“Stripes”), a Texas Limited Liability Company, operates convenience stores located in Texas, New Mexico, and Oklahoma. On November 13, 2007, Stripes completed the acquisition of TCFS Holdings, Inc., the parent company of the Town & Country Food Stores chain of convenience stores.

•	Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, distributes motor fuels primarily in Texas, New Mexico, and Oklahoma. SPC is a wholly owned subsidiary of Stripes.

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at September 28, 2008, but do not conduct any operations. (See Note 8) A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2007 refer to the 52-week period ended December 30, 2007. All references to the third quarter of 2007 and 2008 refer to the 13-week periods ended September 30, 2007 and September 28, 2008, respectively. All references to the nine months of 2007 and 2008 refer to the 39-week periods ended September 30, 2007 and September 28, 2008, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at September 28, 2008 and for the three and nine months ended September 30, 2007 and September 28, 2008 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and nine months ended September 30, 2007 and September 28, 2008 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

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

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on our financial position or results of operations. (See further discussion in Note 8.)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The adoption of this Statement as of the beginning of our 2008 fiscal year did not have a material impact on our financial statements.

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

SFAS 161

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

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

The cash needed to fund the merger consideration and pay related fees and expenses of approximately $16.7 million plus a $6.2 million tax benefit payment was provided for by (1) $153.8 million in proceeds, including a premium of $3.8 million, from a $150 million aggregate principal amount of 10 5 /8% Senior Notes due 2013 issued by Susser Holdings, L.L.C., (2) a $105 million senior secured term loan facility of Susser Holdings, L.L.C., (3) $51.2 million net proceeds from a concurrent sale/leaseback transaction, (4) $11.3 million from the senior secured revolving credit facility of Susser Holdings, L.L.C. and (5) $42.2 million in cash on hand. We refer to the acquisition of TCFS and related financing transactions as the “TCFS Acquisition.”

The balance sheets presented as of December 30, 2007 and September 28, 2008 reflect the preliminary allocation of purchase price based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. Goodwill recognized to date for this transaction was approximately $199.7 million. Of this amount, approximately $23.1 million is deductible for tax purposes. During 2008, approximately $0.8 million of additional goodwill was recorded related to unrecorded liabilities at the date of acquisition. In addition, goodwill was reduced $4.9 million for an adjustment to deferred income taxes. In addition, $0.8 million of restructuring charges were accrued, and total expenditures of $0.8 million were charged against this accrual during the second and third quarters of 2008. The entire amount of goodwill was assigned to the Retail segment. All acquired goodwill has an indefinite life. We expect to finalize these estimates prior to November 12, 2008, one year from the date the acquisition took place, and any updates will be reflected in our 2008 financial statements. We will be evaluating potential additional adjustments related to other intangible assets as well as other assets and liabilities in place at the time of the acquisition.

4.	Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2007	September 28, 2008
	(in thousands)
Accounts receivable, trade	$52,383	$76,759
Receivable from state reimbursement funds	2,505	1,617
Vendor receivables for rebates, branding, and others	6,438	7,209
ATM fund receivables	3,138	3,923
Notes receivable, short term	475	590
Other receivables	5,789	4,167
Allowance for uncollectible accounts, trade	(1,024)	(912)
Allowance for uncollectible accounts, environmental	(336)	(330)

Accounts receivables, net	$69,368	$93,023

5.	Inventories

Inventories consisted of the following:

	December 30, 2007	September 28, 2008
	(in thousands)
Merchandise	$37,961	$40,549
Fuel	28,773	34,896
Lottery	1,257	1,663
Maintenance spare parts and equipment	2,113	2,788
Less allowance for inventory shortage and obsolescence	(527)	(598)

Total	$69,577	$79,298

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 30, 2007	September 28, 2008
	(in thousands)
Land	$127,532	$123,916
Buildings and leasehold improvements	182,494	188,583
Equipment	130,476	141,863
Construction in progress	14,260	21,194

	454,762	475,556
Less accumulated depreciation	44,017	72,793

Total	$410,745	$402,763

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested during the fourth quarter annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. During the third quarter of 2008, goodwill was decreased $3.9 million related to a $4.9 million tax adjustment for deferred tax asset balances and additional liabilities not recorded on TCFS books at purchase offset by adjustments made to unrecorded liabilities.

The Company has finite-lived intangible assets recorded that are amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. These assets consist primarily of supply agreements, favorable leasehold arrangements, loan origination costs, and a trade name, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 30, 2007 and September 28, 2008:

	December 30, 2007			September 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Supply agreements	$4,880	$1,506	$3,374	$5,737	$2,051	$3,686
Favorable lease arrangements, net	4,616	1,636	2,980	4,616	2,318	2,298
Loan origination costs	17,058	1,615	15,443	18,142	3,763	14,379
Trade name	4,246	566	3,680	4,246	778	3,468
Other	200	180	20	839	194	645

Total	$31,000	$5,503	$25,497	$33,580	$9,104	$24,476

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2007	September 28, 2008
	(in thousands)
10 5/8% senior unsecured notes due 2013	$270,000	$300,000
Term loan facility, bearing interest at LIBOR plus applicable margin (7.53% at December 30, 2007 and 4.97% at September 28, 2008), principal due in quarterly installments through November 13, 2012	105,000	102,375
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin (7.75% at December 30, 2007 and 5.5% at September 28, 2008)	34,640	19,300
Other notes payable	—	136
Unamortized bond premium	3,691	3,916

Total long-term debt	413,331	425,727
Less: Current maturities	3,937	6,608

Long-term debt, net of current maturities	$409,394	$419,119

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

Credit Facilities

On November 13, 2007, in connection with the TCFS Acquisition, Susser Holdings, L.L.C. entered into a new credit agreement with Bank of America, N.A., as Term Administrative Agent, Bank of America, N.A., as Revolving Administrative Agent; Swingline Lender and L/C Issuer, each of Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association and BMO Capital Markets, as Co-Syndication Agents; Banc of America Securities LLC, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Capital Markets, LLC, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Managers; and other lenders party thereto, providing for a five-year revolving credit facility in an aggregate principal amount of up to $90.0 million, and a five-year term loan facility in the aggregate principal amount of $105.0 million (the “term loan”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered in to Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120.0 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”). The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of September 28, 2008, we had $19.3 million outstanding under the revolving credit facility, $40.8 million in standby letters of credit, and sufficient borrowing base to support the use of the full $120 million revolver, leaving approximately $59.9 million available on the revolver.

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of September 28, 2008.

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

The term loan facility and the revolver also include certain events of default (subject to customary exceptions, baskets, and qualifications) including, but not limited to: failure to pay principal, interest, fees or other amounts when due; any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the loan documentation; default on certain other indebtedness; certain monetary judgment defaults and material non-monetary judgment defaults; bankruptcy and insolvency defaults; actual or asserted impairment of loan documentation or security; a change of control; and customary ERISA defaults.

Fair Value Measurements

SFAS No. 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants, and equipment, intangible assets, and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. SFAS No. 157 is effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities held by the Company include asset retirement obligations, assets held for sale, goodwill, and trade names.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. The Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. There were no interest rate swaps outstanding at December 30, 2007, or September 28, 2008.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2007, the Company held fuel futures contracts with a fair value of ($72,000). At September 28, 2008, the Company held fuel futures contracts with a fair value of $304,265.

9.	Commitments and Contingencies

Leases

The Company leases a portion of its convenience store properties under non-cancellable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales or motor fuel volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(in thousands)
Cash rent:
Store base rent	$5,899	$8,739	$17,797	$25,652
Equipment rent	195	188	358	565
Contingent rent	36	30	101	151

Total cash rent	$6,130	$8,957	$18,256	$26,368

Non-cash rent:
Straight-line rent	382	315	1,128	946
Amortization of deferred gain	(377)	(544)	(1,129)	(1,500)

Net rent expense	$6,135	$8,728	$18,255	$25,814

Letters of Credit

We were contingently liable for $40.8 million related to irrevocable letters of credit required by various insurers and suppliers at September 28, 2008. Included in this amount are two $10 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims.

Environmental Remediation

We are subject to various federal, state, and local environmental laws and make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state, and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks (e.g. overfills, spills, and underground storage tank releases).

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

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.5 million and $2.7 million, of which $1.8 million and $1.9 million are classified as accrued expenses and other current liabilities as of December 30, 2007 and September 28, 2008, respectively, with the balance included in other noncurrent liabilities. As of September 28, 2008, approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 18 sites that qualify for reimbursement under state funds. The remaining $1.2 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 29 additional sites. There are also 27 sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. Susser acquired 17 additional LPST (leaking petroleum storage tank) cases as part of the TCFS Acquisition. Four of these sites are located in New Mexico while the remaining 13 are located in Texas. Ongoing corrective actions at all of these Town & Country locations are contracted to independent environmental consultants on a consignment basis (contractor is reimbursed directly by the state). Susser Holdings does not maintain a reserve for these locations.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $2.9 million and $1.9 million for the estimated probable state reimbursements, of which $2.2 million and $1.1 million are included in current receivables as of December 30, 2007 and September 28, 2008, respectively. The remaining $0.7 million and $0.8 million are included in other assets as of December 30, 2007 and September 28, 2008, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self-insured. As of September 28, 2008, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $6.0 million as of September 28, 2008, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of September 28, 2008, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $11.4 million. Of this amount, approximately $6.2 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $4.8 million recorded on the balance sheet as of September 28, 2008, of which $0.3 million is included in accrued expenses and other current liabilities and $4.5 million is included in other noncurrent liabilities.

10.	Interest Expense and Interest Income

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(in thousands)
Interest expense	$3,276	$9,290	$9,836	$27,399
Capitalized interest	(134)	(15)	(335)	(109)
Amortization of loan costs & issuance premium	159	754	475	2,148
Cash interest income	(198)	(74)	(771)	(131)

Interest expense, net	$3,103	$9,955	$9,205	$29,307

11.	Income Tax

In connection with the closing of the reorganization and initial public offering on October 24, 2006, we converted from a limited liability company to a “C” corporation and established beginning balances in our deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, we recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which was net of a valuation allowance of $9.7 million. We considered our historical taxable income and our estimates of future taxable income in making a determination of a reasonable valuation allowance. During the year ended December 30, 2007, we generated pre-tax book income as well as taxable income, which resulted in the utilization of all net operating loss carryforwards. In addition, as a result of the acquisition of TCFS, we initially recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, we determined that it is more likely than not that the full deferred tax assets will be realized and therefore released the entire previously established valuation allowance as of December 30, 2007. During the third quarter of 2008, net deferred tax liabilities were decreased $4.9 million related to the deferred tax liability recorded as a result of the TCFS acquisition.

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the nine months ended September 30, 2007 and September 28, 2008 was $0.4 million and $1.0 million, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months and nine months ended September 28, 2008 and September 30, 2007 is as follows:

	Three Months Ended September 28, 2008		Nine Months Ended September 28, 2008
	(in thousands)	Tax rate%	(in thousands)	Tax rate%
Tax at statutory federal rate	$3,918	35.0%	$6,053	35.0%
State and local tax, net of federal benefit	399	3.6%	1,042	6.0%
Other	14	0.1%	36	0.2%

Tax expense (benefit) per financial statement	$4,331	38.7%	$7,131	41.2%

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$1,738	35.0%	$3,226	35.0%
State and local tax, net of federal benefit	80	1.6%	327	3.5%
Decrease in valuation allowance	(1,700)	(34.2)%	(3,078)	(33.4)%
Other	5	0.1%	28	0.4%

Tax expense (benefit) per financial statement	$123	2.5%	$503	5.5%

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized no adjustment to income tax accounts that existed as of December 31, 2006. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation, and the statute of limitations remains open on all years since then. The Company files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, and New Mexico. The Company is subject to examinations in all jurisdictions for all returns filed since October 24, 2006.

No adjustments have been recorded to the balance of unrecognized tax benefits and therefore no balance exists at September 28, 2008, as all tax positions are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

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

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,006,662 were issued and 16,995,338 were outstanding as of December 30, 2007, and 17,046,662 were issued and 17,035,338 were outstanding as of September 28, 2008, respectively. Included in these amounts are 114,934 and 154,934 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares, which were forfeited prior to vesting. Subsequent to the end of the quarter, 2,310 common shares were issued in connection with the Company’s Employee Stock Purchase Plan, which was approved by shareholders in May 2008. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued.

The Company has also granted options under the Susser Holdings Corporation 2006 Equity Incentive Plan. At September 28, 2008, 1,717,974 options were outstanding, none of which were exercisable. (see Note 13)

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

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Forfeited or expired	(307,723)	21.65

Balances at September 28, 2008	1,717,974	$17.20

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	40,000	20.86

Nonvested at September 28, 2008	154,934	$16.54

No options or restricted stock were granted during the third quarter of 2008.

We adopted SFAS No. 123(R) at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $0.7 million and $1.1 million during the three months ended September 30, 2007 and September 28, 2008, respectively, and $2.1 million and $2.9 million during the nine months ended September 30 2007 and September 28, 2008, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted during 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(in thousands)
Net income, as reported	$4,841	$6,862	$8,714	$10,164
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(14)	(10)	(45)	(48)

Pro forma net income	$4,827	$6,852	$8,669	$10,116

14.	Segment Reporting

The Company operates its business in two primary segments, both of which are included as reportable segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, check cashing, and pay phones. The wholesale segment, SPC, purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended September 30, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$108,227	$—	$—	$—	$108,227
Fuel	291,413	504,202	(235,950)	—	559,665
Other	4,900	1,047	(15)	198	6,130

Total revenue	404,540	505,249	(235,965)	198	674,022
Gross profit:
Merchandise	35,921	—	—	—	35,921
Fuel	17,247	7,420	—	—	24,667
Other	4,900	1,046	(15)	(46)	5,885

Total gross profit	58,068	8,466	(15)	(46)	66,473

Selling, general, and administrative	45,618	2,363	(15)	2,460	50,426
Depreciation, amortization, and accretion	6,642	1,076	—	110	7,828
Other operating expenses (income)	269	4	—	2	275

Operating income (loss)	$5,539	$5,023	$—	$(2,618)	$7,944

Gallons	108,874	227,847	(109,080)	—	227,641
Total assets	$345,662	$88,489	$(283)	$23,139	$457,007
Goodwill	$31,442	$13,320	$—	$—	$44,762
Capital expenditures	$25,420	$1,352	$—	$63	$26,835

Segment Financial Data for the Three Months Ended September 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$189,272	$—	$—	$—	$189,272
Fuel	619,692	923,779	(526,827)	—	1,016,644
Other	6,437	3,974	(2,387)	99	8,123

Total revenue	815,401	927,753	(529,214)	99	1,214,039
Gross profit:
Merchandise	65,966	—	—	—	65,966
Fuel	36,282	8,760	—	—	45,042
Other	6,437	1,307	(16)	63	7,791

Total gross profit	108,685	10,067	(16)	63	118,799

Selling, general, and administrative	82,412	3,177	(16)	2,457	88,030
Depreciation, amortization, and accretion	8,663	1,090	—	75	9,828
Other operating expenses (income)	(227)	31	—	—	(196)

Operating income (loss)	$17,837	$5,769	$—	$(2,469)	$21,137

Gallons	163,399	286,527	(164,209)	—	285,717
Total assets	$735,721	$119,961	$—	$19,816	$875,498
Goodwill	$231,098	$13,320	$—	$—	$244,418
Capital expenditures	$9,234	$(920)	$—	$(118)	$8,196

Segment Financial Data for the Nine Months Ended September 30, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment		Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$307,517	$		$—	$—	$307,517
Fuel	813,849		1,406,881	(651,370)	—	1,569,360
Other	14,934		2,941	(45)	760	18,590

Total revenue	1,136,300		1,409,822	(651,415)	760	1,895,467
Gross profit:
Merchandise	99,924		—	—	—	99,924
Fuel	47,705		18,040	—	—	65,745
Other	14,934		2,941	(45)	(68)	17,762

Total gross profit	162,563		20,981	(45)	(68)	183,431

Selling, general, and administrative	130,770		6,595	(45)	6,895	144,215
Depreciation, amortization, and accretion	17,603		3,113	—	281	20,997
Other operating expenses (income)	65		4	—	14	83

Operating income (loss)	$14,125		$11,269	$—	$(7,258)	$18,136

Gallons	317,291		664,491	(315,457)	—	666,325
Total assets	$345,662		$88,489	$(283)	$23,139	$457,007
Goodwill	$31,442		$13,320	$—	$—	$44,762
Capital expenditures	$56,441		$5,389	$—	$770	$62,600

Segment Financial Data for the Nine Months Ended September 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$545,913	$—	$—	$—	$545,913
Fuel	1,757,527	2,416,930	(1,302,205)	—	2,872,252
Other	21,356	11,444	(6,568)	508	26,740

Total revenue	2,324,796	2,428,374	(1,308,773)	508	3,444,905
Gross profit:
Merchandise	187,050	—	—	—	187,050
Fuel	88,556	21,601	—	—	110,157
Other	21,357	3,948	(47)	171	25,429

Total gross profit	296,963	25,549	(47)	171	322,636

Selling, general, and administrative	229,844	8,018	(47)	7,557	245,372
Depreciation, amortization, and accretion	27,236	3,343	—	330	30,909
Other operating expenses (income)	(118)	70	—	3	(45)

Operating income (loss)	$40,001	$14,118	$—	$(7,719)	$46,400

Gallons	497,825	788,369	(427,612)	—	858,582
Total assets	$735,721	$119,961	$—	$19,816	$875,498
Goodwill	$231,098	$13,320	$—	$—	$244,418
Capital expenditures	$42,972	$2,497	$—	$11	$45,480

15.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(dollars in thousands)
Net income available to common shareholders	$4,841	$6,862	$8,714	$10,164

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	16,705,404	16,880,404	16,705,404	16,880,404
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	70,943	107,413	66,564	97,157

Denominator for diluted earnings per common share	16,776,347	16,987,817	16,771,968	16,977,561

Net income (loss) per share
Per common share – basic	$0.29	$0.41	$0.52	$0.60

Per common share – diluted	$0.29	$0.40	$0.52	$0.60

Options and non-vested restricted shares not included in diluted net income (loss) available to common shareholders because the effect would be anti-dilutive	1,062,227	755,340	1,033,242	1,392,816

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 30, 2007. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter of 2007 and 2008 refer to the 13-week periods ended September 30, 2007 and September 28, 2008, respectively. All references to the nine months of 2007 and 2008 refer to the 39-week periods ended September 30, 2007 and September 28, 2008, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities – please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

Overview

We are the largest non-refining operator of convenience stores in Texas based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. We acquired 168 retail stores from Town & Country on November 13, 2007, as further described in Note 3 of the accompanying Notes to Consolidated Financial Statements. As of September 28, 2008, our retail segment operated 509 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel, and other services. During the nine months ended September 28, 2008, we purchased approximately 859 million gallons of branded and unbranded motor fuel from refiners and distributed it to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. Our total revenues, net income and Adjusted EBITDA for the third quarter 2008 were $1,214.0 million, $6.9 million and $31.8 million, respectively, compared to $674.0 million, $4.8 million and $16.8 million, respectively, for the third quarter 2007. Our total revenues, net income and Adjusted EBITDA for the first nine months of 2008 were $3,444.9 million, $10.2 million and $80.1 million, respectively, compared to $1,895.5 million, $8.7 million and $41.3 million, respectively, for the first nine months of 2007. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 2.

During the third quarter of 2008, we opened one new large-format convenience store and closed one, bringing our retail store count to 509 as of September 28, 2008. We opened two more stores to date in the fourth quarter and currently have four new stores under construction. An estimated 11 to 12 new retail stores are planned for all of 2008, and all of these stores include a Laredo Taco Company or Country Cookin’ restaurant. In our wholesale operations, we added seven new dealer sites and discontinued sixteen during the third quarter, for a total of 375 dealer sites in operation at the end of the third quarter. We expect to add 25 to 30 new dealer sites for all of 2008.

Third quarter 2008 was impacted by two Category 2 hurricanes striking the Texas coast – Hurricane Dolly, which made landfall just north of Brownsville on July 23, 2008 and Hurricane Ike, which struck Galveston and Houston on September 13, 2008. The two hurricanes impacted 144 of our retail stores, which were closed on average 50 hours, but with no stores closed for more than a week. We lost 297 store days during the third quarter, representing less than 1% of total retail store days. Extended power outages following Hurricane Ike also impacted our wholesale customers but 72% of our contracted dealers were back in operation within one week. Refinery outages caused widespread fuel supply shortages and temporarily increased costs to a large part of the nation, particularly for unbranded fuel supply. While we were generally able to secure supply for our retail stores and contracted dealers, our fuel and transportation costs in certain parts of our region were negatively impacted. We estimate the incremental expenditures from both hurricanes will be $3.0 million to $4.0 million, of which $2.0 million to $3.0 million is expected to be capital replacement costs. We are working closely with our insurance carriers to determine how much of these costs will be recoverable from our property and business interruption policies.

The economy in Texas, Oklahoma and New Mexico continues to fare better than many other parts of the nation, partly buoyed by energy related activities, a relatively stable housing market and a healthy banking market. We saw continued reductions in consumer demand for fuel during the third quarter as retail fuel prices peaked in early July. This softness was particularly evident along the Texas / Mexico border, as fuel prices in Mexico remained substantially lower than in the U.S. side, and at our highway locations most used by independent truckers. High energy prices are directly contributing to increased credit card fees and utility costs, and indirectly causing inflationary pressures on many prices of delivered products during 2007 and 2008. We have generally been able to pass along to consumers the increases we have experienced in credit card fees and in merchandise costs. Energy prices have recently begun a downward trend, but coupled with the current turmoil in the nation’s credit markets, we are unable to predict the extent of this trend or its impact on our operations. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. During the second quarter we expanded our revolving credit facility by $30 million and used the proceeds of a $30 million senior note issue to pay down borrowings on the credit facility to maximize credit availability for working capital requirements. We have no significant maturities of long-term debt until November 2012.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenues:
Merchandise sales	16.1%	15.6%	16.2%	15.8%
Motor fuel sales	83.0	83.7	82.8	83.4
Service and other revenue	0.9	0.7	1.0	0.8

Total revenues	100.0	100.0	100.0	100.0
Cost of sales	90.1	90.3	90.3	90.7
Gross profit:
Merchandise	5.3	5.4	5.3	5.4
Motor fuel	3.7	3.7	3.5	3.2
Service and other gross profit	0.9	0.6	0.9	0.7

Total gross profit	9.9	9.7	9.7	9.3

Selling, general and administrative expenses	7.5	7.2	7.6	7.1
Depreciation, amortization and accretion	1.2	0.8	1.1	0.9
Other operating expenses	0.0	0.0	0.0	0.0

Income from operations	1.2	1.7	1.0	1.3
Interest and other	0.4	0.8	0.5	0.8

Net income before tax	0.8	0.9	0.5	0.5
Income tax	0.0	0.3	0.0	0.2

Net income	0.8%	0.6%	0.5%	0.3%

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

	Three Months Ended (1)				Twelve Months Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007	December 30, 2007
	(dollars in thousands, except share data)
Revenues:
Merchandise sales	$148,368	$166,705	$171,450	$166,509	$653,032
Motor fuel sales	560,903	752,274	738,036	765,027	2,816,240
Other income	9,017	8,758	8,740	8,671	35,186

Total revenues	718,288	927,737	918,226	940,207	3,504,458

Cost of sales:
Merchandise (2)	99,987	112,406	114,637	114,262	441,292
Motor fuel (2)	534,971	714,783	698,298	731,240	2,679,292
Other	579	771	593	518	2,461

Total cost of sales	635,537	827,960	813,528	846,020	3,123,045

Gross profit	82,751	99,777	104,698	94,187	381,413

Operating expenses:
Personnel	27,069	28,692	29,230	29,253	114,244
General and administrative	8,134	7,963	9,286	11,058	36,441
Other operating	23,483	26,814	27,708	24,428	102,433
Rent (3)	7,417	7,524	7,549	8,355	30,845
Royalties	66	—	—	—	66
(Gain) loss on disposal of assets and impairment charge	16	(221)	271	116	182
Depreciation, amortization, and accretion (4)	9,661	10,383	11,446	9,481	40,971

Total operating expenses	75,846	81,155	85,490	82,691	325,182

Income from operations	6,905	18,622	19,208	11,496	56,231

Other income (expense):
Interest expense, net (5)	(10,267)	(10,197)	(10,196)	(11,257)	(41,917)
Other miscellaneous	105	91	123	116	435

Total other income (expense)	(10,162)	(10,106)	(10,073)	(11,141)	(41,482)
Minority interest in income (loss) of consolidated subsidiaries	(16)	(18)	—	(10)	(44)

Income (loss) before income taxes	(3,273)	8,498	9,135	345	14,705
Income tax expense (benefit) (6)	767	(3,355)	(3,603)	(417)	(6,608)

Net income (loss)	$(2,506)	$5,143	$5,532	$(72)	$8,097

Net income (loss) per share:
Basic	$(0.15)	$0.31	$0.33	$0.00	$0.48
Diluted	$(0.15)	$0.31	$0.33	$0.00	$0.48

Weighted average shares outstanding:
Basic	16,705,404	16,705,404	16,705,404	16,822,071	16,734,571
Diluted	16,705,404	16,766,204	16,776,347	17,017,075	16,817,417

	Three Months Ended (1)								Twelve Months Ended
	April 1, 2007		July 1, 2007		September 30, 2007		December 30, 2007		December 30, 2007
Merchandise Gross Profit, net	32.6%		32.6%		33.1%		31.4%		32.4%
Gallons:
Retail	156,467		163,803		169,498		167,447		657,215
Wholesale	113,027		120,152		120,249		116,850		470,278
Motor fuel margin (cents per gallon):
Retail	13.67	¢	18.83	¢	18.90	¢	16.27	¢	16.97	¢
Wholesale	4.02	¢	5.53	¢	6.40	¢	5.60	¢	5.41	¢

(1)	Town & Country’s historical monthly results have been aggregated to correspond to our fiscal quarters, which differ from Town & Country’s historical fiscal quarters, to more accurately reflect the combined quarterly seasonal trends on a pro forma basis. Therefore, this presentation varies slightly from the Pro Forma Condensed Consolidated Statements of Operations included in Note 4 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2007, as that presentation was based on Town & Country’s audited financial statements for the fiscal year ended November 3, 2007, as adjusted. Certain pro forma adjustments related to the TCFS Acquisition have been made, as further described in the following notes, which are consistent with our pro forma presentation in our referenced Note 4.
(2)	Cost of sales has been adjusted to eliminate the impact of the use of the LIFO inventory method by Town & Country.
(3)	Includes additional rent expense to reflect the $51.2 million sale/leaseback of Town & Country assets completed concurrent with the TCFS Acquisition.
(4)	Reflects the effects on depreciation from the valuation of Town & Country assets to fair market value and the sale/leaseback transaction.
(5)	Reflects the net increase in interest expense resulting from the issuance of the $105 million term loan and $150 million senior notes, along with amortization of issuance costs, and eliminates interest expense related to Town & Country debt which was paid off or defeased.
(6)	Income tax expense was calculated at a 36% effective rate on pre-tax income, plus the Texas margin tax at 0.5% of gross margin. This calculation of pro forma income tax eliminates the effects of our release of a tax valuation allowance during 2007, of which the final $6.6 million was released in fourth quarter 2007. The TCFS Acquisition changed our tax position, and therefore this pro forma presentation will be more comparable to our 2008 income tax expense.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended				Nine Months Ended
	September 30, 2007 (1)			September 28, 2008 Actual	September 30, 2007 (1)			September 28, 2008 Actual
	Actual	Pro Forma			Actual	Pro Forma
	(dollars in thousands, except motor fuel pricing and gross profit cents per gallon)
Revenue:
Merchandise sales	$108,227	$171,450		$189,272	$307,517	$486,523		$545,913
Motor fuel—retail	291,413	466,153		619,692	813,849	1,285,353		1,757,527
Motor fuel—wholesale	268,252	271,883		396,952	755,511	765,860		1,114,725
Other	6,130	8,740		8,123	18,590	26,515		26,740

Total revenue	$674,022	$918,226		$1,214,039	$1,895,467	$2,564,251		$3,444,905
Gross profit:
Merchandise	$35,921	$56,813		$65,966	$99,924	$159,493		$187,050
Motor fuel—retail	17,247	32,041		36,282	47,705	84,268		88,557
Motor fuel—wholesale	7,420	7,697		8,760	18,040	18,894		21,600
Other	5,885	8,147		7,791	17,762	24,572		25,429

Total gross profit	$66,473	$104,698		$118,799	$183,431	$287,227		$322,636
Adjusted EBITDA (2):
Retail	$12,450			$26,274	$31,793			$67,119
Wholesale	6,103			6,889	14,386			17,531
Other	(1,790)			(1,350)	(4,921)			(4,535)

Total Adjusted EBITDA	$16,763	$31,640		$31,813	$41,258	$78,331		$80,115
Retail merchandise margin	33.2%	33.1%		34.9%	32.5%	32.8%		34.3%
Merchandise same store sales growth	7.9%			4.8%	6.5%			6.7%
Pro forma merchandise same store sales growth				6.7%				8.0%
Average per retail store:
Merchandise sales	$328.6	$345.0		$371.6	$943.0	$986.6		$1,076.3
Motor fuel gallons	333.6	347.3		325.9	982.0	1,011.7		997.2
Motor fuel gallons sold:
Retail	108,874	169,498		163,399	317,291	489,768		497,825
Wholesale	118,767	120,249		122,318	349,034	353,428		360,757
Average retail price of motor fuel	$2.68	$2.75		$3.79	$2.56	$2.62		$3.53
Motor fuel gross profit cents per gallon:
Retail	15.84 ¢	18.90	¢	22.21 ¢	15.04 ¢	17.21	¢	17.79 ¢
Wholesale	6.25 ¢	6.40	¢	7.16 ¢	5.17 ¢	5.35	¢	5.99 ¢

(1)	We are providing both actual results for the three and nine months ended September 30, 2007 and pro forma results as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year. Refer to the preceding “Pro Forma Results of Operations” for additional description of the pro forma financial results.
(2)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended			Nine Months Ended
	September 30, 2007		September 28, 2008 Actual	September 30, 2007		September 28, 2008 Actual
	Actual	Pro Forma		Actual	Pro Forma
	(in thousands)
Net income	$4,841	$5,532	$6,862	$8,714	$8,169	$10,164
Depreciation, amortization, and accretion	7,828	11,446	9,828	20,997	31,490	30,909
Interest expense, net	3,103	10,196	9,955	9,205	30,660	29,307
Income tax expense	123	3,603	4,331	503	6,191	7,131

EBITDA	$15,895	$30,777	$30,976	$39,419	$76,510	$77,511
Non-cash stock based compensation	715	715	1,058	2,074	2,074	2,888
(Gain) loss on disposal of assets	275	271	(196)	83	66	(45)
Other miscellaneous	(122)	(123)	(25)	(318)	(319)	(239)

Adjusted EBITDA	$16,763	$31,640	$31,813	$41,258	$78,331	$80,115

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	September 30, 2007	September 28, 2008
	(in thousands)
Net cash provided by operating activities	$32,609	$6,542
Changes in operating assets & liabilities	(2,127)	36,883
Gain (loss) on disposal of assets	(83)	45
Non-cash stock based compensation expense	(2,074)	(2,888)
Minority interest	(44)	(37)
Deferred income tax	1,430	153
Amortization of debt premium	—	375
Income taxes	503	7,131
Interest expense, net	9,205	29,307

EBITDA	$39,419	$77,511
Non-cash stock based compensation	2,074	2,888
(Gain) loss on disposal of assets	83	(45)
Other miscellaneous	(318)	(239)

Adjusted EBITDA	$41,258	$80,115

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment Nine Months Ended		Wholesale Segment Nine Months Ended		All Other Nine Months Ended		Total Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(in thousands)
Operating income (loss)	$14,125	$40,001	$11,269	$14,118	$(7,258)	$(7,719)	$18,136	$46,400
Depreciation, amortization, and accretion	17,603	27,236	3,113	3,343	281	330	20,997	30,909
Other miscellaneous	—	—	—	—	318	239	318	239
Minority interest	—	—	—	—	(32)	(37)	(32)	(37)

EBITDA	31,728	67,237	14,382	17,461	(6,691)	(7,187)	39,419	77,511
Non-cash stock based compensation	—	—	—	—	2,074	2,888	2,074	2,888
(Gain) loss on disposal of assets and impairment charge	65	(118)	4	70	14	3	83	(45)
Other operating expenses	—	—	—	—	(318)	(239)	(318)	(239)

Adjusted EBITDA	$31,793	$67,119	$14,386	$17,531	$(4,921)	$(4,535)	$41,258	$80,115

Third Quarter 2008 Compared to Third Quarter 2007

The following discussion of results for third quarter 2008 compared to third quarter 2007 compares the 13-week period of operations ended September 28, 2008 to the 13-week period of operations ended September 30, 2007. Results for 2008 include the Town & Country results, which we acquired on November 13, 2007, and increased our retail store count by approximately 50%. We also constructed or acquired another 18 stores during fiscal 2007 and seven new stores during the first nine months of 2008 which contributed to the increases over the prior period. We are providing selected comparative results on an unaudited pro forma basis, as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year, in order to provide additional information about the underlying business trends.

Total Revenue. Total revenue for third quarter 2008 was $1,214.0 million, an increase of $540.0 million, or 80.1%, over 2007. The increase in total revenue was driven by a 74.9% increase in merchandise sales, a 112.7% increase in retail fuel revenue and a 48.0% increase in wholesale fuel revenue, as further discussed below. Total revenue increased by $295.8 million or 32.2%, on a pro forma basis.

Total Gross Profit. Total gross profit for third quarter 2008 was $118.8 million, an increase of $52.3 million, or 78.7% over 2007 and a pro forma increase of $14.1 million, or 13.5%. Contributing to the increase were the impact of the other new stores constructed or acquired during 2007 and 2008 ($4.5 million of growth in gross profit excluding Town & Country) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $189.3 million for third quarter 2008, an $81.0 million, or 74.9% increase over 2007, and a $17.8 million, or 10.4% increase on a pro forma basis. Our performance was due to a 4.8% merchandise same store sales increase, accounting for $5.2 million of the increase, with the balance due to new stores built or acquired in 2007 and 2008. Merchandise same-store sales include food service sales but do not include motor fuel sales due to the volatility in the retail price of motor fuel. Key categories contributing to the merchandise same store sales increase were cigarettes ($1.5 million), food service ($1.2 million), and beer ($0.9 million). Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other prepared foods. As we do not include a store in our same store sales base until its thirteenth month of operations, the Town & Country stores are not a part of our reported same store sales increase. However, on a pro forma basis, had Town & Country been part of our operations for all of 2007, we would have reported a third quarter same store sales increase of 6.7%

Merchandise gross profit was $66.0 million for the third quarter of 2008, a $30.0 million, or 83.6% increase over 2007, which was driven by the increase in merchandise sales and an increase in gross profit margin from 33.2% to 34.9% On a pro forma basis, merchandise margin increased by $9.2 million, or 16.1% and the gross profit margin increased by approximately 172 basis points. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2008 were $619.7 million, an increase of 112.7% from 2007, driven by a 50.1% increase in retail gallons sold and a 41.7% increase in the average retail price of motor fuel. On a pro forma basis, retail motor fuel sales increased $153.5 million, or 32.9% due to a 37.9% increase in the average retail price of fuel. Our fuel volumes were negatively impacted this quarter as record high fuel prices impacted consumer demand. We sold an average of 0.3 million gallons per retail store, 2.3% lower than last year and a 6.2% decrease on a pro forma basis. Retail motor fuel gross profit increased by 110.4% over 2007 on a reported basis, due to the additional Town & Country gallons sold and a 40.2% increase in retail fuel margin per gallon. On a pro forma basis, retail fuel gross profit increased by 13.2% due to an increase in the margin per gallon. Retail margins in 2008 were 22.2 cents per gallon compared to 18.9 cents per gallon in 2007 on a pro forma basis.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter of 2008 were $397.0 million, a 48.0% increase over 2007. The increase was driven by a 3.0% increase in gallons sold and a 43.7% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $8.8 million increased 18.1% from 2007 due to the increase in gallons and a 14.6% increase in the gross profit per gallon from 6.2 to 7.2 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $8.1 million for third quarter 2008 increased by 32.5% over 2007, and decreased by 7.1% pro forma. Gross profit associated with other revenue was $7.8 million, an increase of 32.4% over 2007, but a 4.4% decline on a pro forma basis. The retail segment had other revenue of $6.4 million in 2008 compared to $4.9 million in 2007. Retail segment other gross profit was also $6.4 million and $4.9 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and was partially driven by an increase in income from ATM, car wash and lottery income. On a pro forma basis, the decline is primarily attributed to more competition for prepaid phone card sales. Other revenues and related gross profit for the wholesale segment in 2008 was $1.6 million and $1.3 million, respectively, compared to $1.0 million revenue and $1.0 million gross profit for the prior period. The increase in revenue and gross profit is primarily attributable to the acquisition of Town and Country.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the third quarter 2008, personnel expense was $34.5 million, an increase of $14.7 million, or 74.1% over 2007. The increase in personnel expense was primarily attributable to the Town & Country acquisition and our new store openings, which have restaurants requiring incremental labor. On a pro forma basis personnel expense increased $5.3 million or 18.1%.

General and Administrative Expenses. For third quarter 2008, general and administrative expenses increased by $2.2 million, or 30.0% from 2007. On a pro forma basis, general and administrative expenses increased by 2.0%. The increase was primarily due to additional personnel related to the Town & Country acquisition and a $0.3 million increase in non-cash stock based compensation expense. We began to realize the full synergies in G&A costs from the Town & Country integration in the second half of 2008, with an estimated annual savings of approximately $2 million fully implemented beginning in 2009.

Other Operating Expenses. Other operating expenses increased by $18.1 million or 105.5% over 2007. On a pro forma basis, this category increased $7.6 million or 27.5%. The increase was primarily due to the retail stores constructed and acquired during 2007 and 2008. In addition, the higher energy costs we experienced during the quarter resulted in credit card costs of $8.5 million, or 5.2 cents per gallon, an increase of $2.8 million over pro forma prior year. Utility costs also increased $3.4 million compared to pro forma 2007 and $2.5 million on a same store basis.

Rent Expense. Rent expense for third quarter 2008 of $8.7 million was $2.6 million or 42.3% higher than 2007 due primarily to rent expense on additional leased stores, including the 13 Town & Country stores sold and leased back concurrent with the TCFS Acquisition.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for third quarter 2008 of $9.8 million was up $2.0 million or 25.6% from 2007, primarily due to the addition of the Town & Country assets, which have been recorded at estimated fair value.

Income from Operations. Income from operations for third quarter 2008 was $21.1 million, compared to $7.9 million for 2007 and $19.2 million pro forma. The increase is attributed to the TCFS Acquisition and increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for third quarter 2008 was $10.0 million, an increase of $6.9 million from 2007 primarily due to the issuance of $150 million in additional senior notes and the $105 million term loan in November 2007 related to the TCFS Acquisition, and the additional $30 million senior notes issued in June 2008.

Income Tax. The income tax expense accrued for third quarter 2008 was $4.3 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $3.9 million of income tax expense related to federal and state income tax. Tax expense for the third quarter of 2007 consisted only of the Texas margin tax of $0.1 million. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for the third quarter 2008 of $6.9 million, compared to net income of $4.8 million for 2007. The increase is primarily due to the same factors impacting operating income, as described above, and the increase in interest expense and income tax expense.

Adjusted EBITDA. Adjusted EBITDA for third quarter 2008 was $31.8 million, an increase of $15.0 million, or 89.8% compared to 2007. The increase is primarily due to the Town and Country acquisition. On a pro forma basis, Adjusted EBITDA increased $0.2 million, or 0.5%, which is primarily attributable to increased merchandise and motor fuel gross profit, partly offset by higher credit card and utility expenses. Retail segment Adjusted EBITDA of $26.3 million increased by $13.8 million, or 111.0% compared to 2007 primarily due the Town and Country acquisition and higher merchandise and fuel gross profit. Wholesale segment Adjusted EBITDA of $6.9 million increased by $0.8 million, or 12.9% from 2007. Other segment Adjusted EBITDA reflects net expenses of $1.4 million for the quarter, compared to $1.8 million for the same period in 2007.

First Nine Months of 2008 Compared to First Nine Months of 2007

The following discussion of results for the first nine months of 2008 compared to the first nine months of 2007 compares the 39-week period of operations ended September 28, 2008 to the 39-week period of operations ended September 30, 2007. Results for 2008 include the Town & Country results, which we acquired on November 13, 2007, and increased our retail store count by approximately 50%. We also constructed or acquired another 18 stores during fiscal 2007 and seven new stores during the first nine months of 2008 that contributed to the increases over the prior period. We are providing selected comparative results on an unaudited pro forma basis, as if the TCFS Acquisition had occurred at the beginning of our 2007 fiscal year, in order to provide additional information about the underlying business trends.

Total Revenue. Total revenue for the first nine months of 2008 was $3,444.9 million, an increase of $1,549.4 million, or 81.7% over 2007. The increase in total revenue was driven by a 77.5% increase in merchandise sales, a 116.0% increase in retail fuel revenue and a 47.5% increase in wholesale fuel revenue, as further discussed below. Total revenue increased by $880.7 million or 34.3% on a pro forma basis.

Total Gross Profit. Total gross profit for the first nine months of 2008 was $322.6 million, an increase of $139.2 million, or 75.9% over 2007 and a pro forma increase of $35.4 million, or 12.3%. Contributing to the increase were the impact of the other new stores constructed or acquired during 2007 and 2008 ($12.3 million of growth in gross profit excluding Town & Country) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $545.9 million for the first nine months of 2008, a $238.4 million, or 77.5% increase over 2007, and a $59.4 million, or 12.2% increase on a pro forma basis. Our performance was due to a 6.7% merchandise same store sales increase, accounting for $20.3 million of the increase, with the balance due to new stores built or acquired in 2007 and 2008. Merchandise same-store include food service sales but do not include motor fuel sales due to the volatility in the retail price of motor fuel. Key categories contributing to the merchandise same store sales increase were cigarettes ($4.2 million), food service ($3.7 million), packaged drinks ($3.6 million), and beer ($3.4 million). Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. As we do not include a store in our same store sales base until its thirteenth month of operations, the Town & Country stores are not a part of our reported same store sales increase. However, on a pro forma basis, had Town & Country been part of our operations for all of 2007, we would have reported a same store sales increase of 8.0%.

Merchandise gross profit was $187.0 million for the first nine months of 2008, an $87.1 million, or 87.2%, increase over 2007, which was driven by the increase in merchandise sales and an increase in gross profit margin from 32.5% to 34.3%. On a pro forma basis, merchandise margin increased by $27.6 million, or 17.3% and the gross profit margin increased by approximately 148 basis points. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2008 were $1,757.5 million, an increase of 116.0% from 2007, driven by a 56.9% increase in retail gallons sold and a 37.6% increase in the average retail price of motor fuel. On a pro forma basis, retail motor fuel sales increased $472.2 million, or 36.7% due to a 1.6% increase in gallons sold and a 34.5% increase in the average retail price of fuel. We sold an average of 1.0 million gallons per retail store for the nine months, which is a 1.5% increase to reported 2007 and a 1.4% decrease on a pro forma basis. Retail motor fuel gross profit increased by 85.6% over 2007 due to the additional gallons sold and a 2.8 cent per gallon or 18.3% increase in retail fuel margins. Retail fuel margins increased 0.6 cents per gallon on a pro forma basis.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the first nine months of 2008 were $1,114.7 million, a 47.5% increase over 2007. The increase was driven by a 3.4% increase in gallons sold and a 42.8% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $21.6 million increased 19.7% from 2007 due to the increase in gallons and a 15.8% increase in the gross profit per gallon to 6.0 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $26.7 million for the first nine months of 2008 increased by 43.8% over 2007 and by 0.8% pro forma. Gross profit associated with other revenue was $25.4 million, an increase of 43.2% over 2007 and 3.5% on a pro forma basis. The retail segment had other revenue of $21.4 million in 2008 compared to $14.9 million in 2007. Retail segment other gross profit was also $21.4 million and $14.9 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and was partially driven by an increase in income from ATM and car wash income. Other revenues and related gross profit for the wholesale segment in 2008 was $4.9 million and $3.9 million, respectively, compared to $2.9 million revenue and $2.9 million gross profit for the prior period. The increase in revenue and gross profit is primarily attributable to the acquisition of Town and Country.

Personnel Expense. The largest component of our operating expense is retail store personnel expense. For the first nine months of 2008, personnel expense was $99.3 million, an increase of $41.6 million, or 72.1%, over 2007. The increase in personnel expense was primarily attributable to the Town & Country acquisition and our new store openings, which have restaurants requiring proportionately more labor than locations without restaurants.

General and Administrative Expenses. For the first nine months of 2008, general and administrative expenses increased by $7.0 million, or 36.1%, from 2007. On a pro forma basis, general and administrative expenses increased by $1.2 million, or 4.7%. The increase was primarily due a $0.8 million increase in non-cash stock based compensation expense. We began to realize the full synergies in G&A costs from the Town & Country integration in the second half of 2008, with an estimated annual savings of approximately $2 million fully implemented beginning in 2009.

Other Operating Expenses. Other operating expenses increased by $45.0 million or 92.5% over 2007. On a pro forma basis, this category increased $15.7 million or 20.1%. The increase was primarily due to the retail stores constructed and acquired during 2007 and 2008. Credit card costs of $22.0 million, or 4.42 cents per gallon, represent an increase of $5.9 million, or 4.21 cents per gallon, over pro forma 2007. Utility costs also increased $6.0 million compared to pro forma 2007, and $3.6 million on a same store basis.

Rent Expense. Rent expense for the first nine months of 2008 of $25.8 million was $7.6 million or 41.4%

higher than 2007 due primarily to rent expense on additional leased stores, including the 13 Town & Country stores sold and leased back concurrent with the TCFS Acquisition. An additional 12 stores have been sold and leased back during 2008.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the first nine months of 2008 of $30.9 million was up $9.9 million, or 47.2%, from 2007 primarily due to the addition of the Town & Country assets, which have been recorded at estimated fair value.

Income from Operations. Income from operations for the first nine months of 2008 was $46.4 million, compared to $18.1 million for 2007. The increase is attributed to the TCFS Acquisition and increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for the first nine months of 2008 was $29.3 million, an increase of $20.1 million from 2007 primarily due to the issuance of $150 million in additional senior notes and the $105 million term loan in November 2007 related to the TCFS Acquisition.

Income Tax. The income tax expense accrued for the first nine months of 2008 was $7.1 million, which consisted of $1.0 million of expense attributable to the Texas margin tax and $6.1 million of income tax expense related to federal and state income tax. Tax expense for the first nine months of 2007 consisted only of the Texas margin tax of $0.5 million. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for the first nine months of 2008 of $10.2 million, compared to net income of $8.7 million for 2007. The increase is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for the first nine months of 2008 was $80.1 million, an increase of $38.9 million, or 94.2%, compared to 2007. The increase is primarily due to the Town and Country acquisition. On a pro forma basis, Adjusted EBITDA increased $1.8 million, which is primarily attributable to increased fuel and merchandise gross profit. Retail segment Adjusted EBITDA of $67.1 million increased by $35.3 million, or 111.1% compared to 2007, primarily due the Town and Country acquisition and higher fuel and merchandise gross profits. Wholesale segment Adjusted EBITDA of $17.5 million increased by $3.1 million, or 21.9%, from 2007. Other segment Adjusted EBITDA reflects net expenses of $4.5 million for the nine months, compared to $4.9 million for the same period in 2007.

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale leaseback transactions, and other financing transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; and (iii) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.

Cash flows from operations were $6.5 million and $32.6 million for the first nine months of 2008 and 2007, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital, which are impacted by higher motor fuel prices. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $9.1 million of cash and cash equivalents on hand at September 28, 2008 compared to $40.2 million at September 30, 2007, and $7.8 million at December 30, 2007.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $45.5 million and $62.6 million during the first nine months of 2008 and 2007, respectively. We opened one new retail store during third quarter 2008 and closed one, bringing our store count to 509 as of September 28, 2008. We have opened two more retail stores since the end of the quarter and currently have four additional stores under construction. We expect to open two to three of these sites by year end.

During the third quarter our wholesale division added seven dealers and terminated supply at 16 dealer sites. Since the end of the quarter, our wholesale group has added eight new dealer sites and seven sites remain closed due to Hurricane Ike.

Following is a summary of our recent operating site additions and closures by segment:

	Fiscal Year Ended December 30, 2007	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
Retail stores:
Number at beginning of period	325	509	504
New stores	17	1	4
Acquired stores	169	0	3
Closed stores	(7)	(1)	(2)

Number at end of period	504	509	509

Wholesale dealer locations:
Number at beginning of period	367	384	387
New locations	30	7	13
Closed locations	(10)	(16)	(25)

Number at end of period	387	375	375

During fiscal 2008, we plan to invest approximately $30 to $36 million (net of $35 to $40 million of expected lease financing) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility and additional lease financing. We currently have commitments, subject to customary closing conditions, for $45 million of additional lease financing to support our new store building program.

Cash Flows from Financing Activities. At September 28, 2008, our outstanding debt was $421.8 million, including $6.6 million of current maturities but excluding $4.0 million unamortized issuance premium. On November 13, 2007, we financed the acquisition of TCFS with the issuance of an additional $150 million 10 5/8% senior unsecured notes, a $105 million term loan facility, an $11.3 million draw on our revolving credit facility, a $51.2 million sale/leaseback transaction, and cash on the balance sheet. The notes, term loan and revolving credit facility are further discussed in “Credit Facilities” and “Senior Notes” below, and in our Notes to Consolidated Financial Statements.

Credit Facilities. On November 13, 2007, as part of the TCFS Acquisition, we, as parent guarantor, and our indirect wholly-owned subsidiary Susser Holdings, L.L.C., as borrower entered into a new credit agreement with Bank of America, N.A., as Term Administrative Agent, Bank of America, N.A., as Revolving Administrative Agent, Swingline Lender, and L/C Issuer, each of Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, and BMO Capital Markets, as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Capital Markets, LLC, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Managers, and other lenders party thereto, providing for a five year revolving credit facility in an aggregate principal amount of up to $90 million, and a five year term loan facility in the aggregate principal amount of $105 million (the “term loan”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered into Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”). We and each of our existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

The term loan was funded in full at the closing of the credit agreement and net term loan proceeds were used to finance part of the merger consideration and related fees and expenses paid in connection with the TCFS Acquisition as well as to refinance, in part, certain existing indebtedness.

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolving credit facility may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Borrowings under the revolver may be made to fund ongoing working capital and other general corporate purposes. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans.

The interest rates for both the revolver and term loan facility are calculated, at the borrower’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears.

As of September 28, 2008, we had $19.3 million outstanding on the revolver and $40.8 million in standby letters of credit, which include two $10.0 million letters of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, net of any settled or pending indemnity claims. As of September 28, 2008, we had sufficient borrowing base to support the use of the entire $120 million revolver and had unused availability of $59.9 million. Additional description of the credit facilities is included in our accompanying Notes to Consolidated Financial Statements and in our Annual Report of Form 10-K for the year ended December 30, 2007.

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

We incurred approximately $7.7 million in total costs associated with the issuance of the additional senior notes, which were deferred and are being amortized to interest expense over the remaining life of the senior notes. We are also amortizing $4.4 million of issuance premiums as a credit to interest expense over the remaining life of the senior notes. Additional description of the senior notes is included in our accompanying Notes to Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 30, 2007.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease financing, and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit and term loan facilities, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 30, 2007		September 28, 2008
	Fee	Leased	Fee	Leased
Operating sites:
Retail	250	254	242	267
Wholesale	44	10	44	15

Total	294	264	286	282
Office locations	5	3	5	3
Properties currently being developed	3		4
Properties held for future development	21		18
Income producing properties	—	6	—	7
Surplus properties for sale	41		42

We lease the headquarters facility of our retail segment, which consists of approximately 83,000 square feet of office space located in Corpus Christi. We own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet in Houston. During the second quarter we consolidated four Corpus Christi facilities and some functions in our San Angelo facility into our new headquarters facility in Corpus Christi to alleviate overcrowding and to facilitate the consolidation of back office functions. As a result, we have recently sold one of the surplus offices and plan to lease or sell the remaining office and warehouse facilities we vacated.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last eleven quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2006						2007							2008
	First QTR	Second QTR		Third QTR		Fourth QTR	First QTR	Second QTR		Third QTR		Fourth QTR (a)		First QTR	Second QTR		Third QTR
	(dollars and gallons in thousands)
Merchandise sales	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870		$189,272
Motor fuel sales:
Retail	228,295	271,024		253,300		200,385	224,685	297,751		291,413		397,902		519,797	618,037		619,692
Wholesale	203,281	277,453		250,184		192,719	204,430	282,829		268,252		279,958		302,595	415,179		396,952
Other income	5,936	5,968		5,479		5,792	6,170	6,290		6,130		7,334		9,543	9,074		8,123

Total revenue	523,311	649,158		605,104		487,586	528,650	692,795		674,022		821,895		1,000,706	1,230,160		1,214,039
Merchandise gross profit	28,130	31,417		30,978		28,567	29,960	34,043		35,921		44,642		56,668	64,416		65,966
Motor fuel gross profit:
Retail	9,487	15,520		20,225		8,686	12,106	18,352		17,247		19,629		20,183	32,091		36,282
Wholesale	5,242	6,988		7,780		5,004	4,283	6,337		7,420		6,411		5,569	7,272		8,760
Other gross profit	5,815	5,756		5,341		5,842	6,046	5,831		5,885		7,030		9,103	8,535		7,791

Total gross profit	48,674	59,681		64,324		48,099	52,395	64,563		66,473		77,712		91,523	112,314		118,799
Income from operations	836	8,742		1,215		(616)	780	9,412		7,944		8,122		4,972	20,291		21,137
Income before tax	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394		4,964		1,282		(4,744)	10,846		11,193
Income tax expense	—	—		—		(48)	(260)	(120)		(123)		6,256		1,384	(4,184)		(4,331)

Net income	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662		$6,862

Merchandise gross profit percentage	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%		34.9%
Fuel gallons:
Retail	103,210	101,109		96,249		94,770	101,793	106,624		108,874		139,236		169,313	165,113		163,399
Wholesale	109,810	117,863		112,944		110,355	111,585	118,682		118,767		116,152		114,110	124,329		122,318
Motor fuel margin (cents per gallon):
Retail (b)	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢	15.84	¢	14.10	¢	11.92 ¢	19.44	¢	22.21	¢
Wholesale	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢	6.25	¢	5.52	¢	4.88 ¢	5.85	¢	7.16	¢

(a)	Includes 48 days of Town & Country Operations.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. Our revolving credit facility bears interest at variable rates. At September 28, 2008, we had $19.3 million outstanding on the credit facility. Our term loan facility, of which $102.4 million was outstanding at September 28, 2008, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at September 28, 2008 would be to change interest expense by approximately $1.2 million.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest rate swaps outstanding at December 30, 2007 or September 28, 2008.

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

We at times manage fuel risk by purchasing fuel futures. At September 28, 2008, the Company held fuel futures contracts with a fair value of approximately $304,000.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2007, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of matters to a vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION

Date: November 7, 2008	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Branded Marketer Agreement, effective September 1, 2008, by and between Susser Petroleum Company LLC and Chevron Products Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.
(1)	Incorporated by reference to the Registrant’s current report on Form 8-K filed August 28, 2008.