Form 10-K/A
period 2007-12-30
Susser Holdings CORP
filed 2009-02-17
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

None

SUSSER HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K/A

i

EXPLANATORY NOTE

Susser Holdings Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2007 originally filed on March 14, 2008 (the “Annual Report”) for the purpose of filing revised certifications as exhibits to the Annual Report and an updated consent of the Company’s independent registered public accounting firm. Except for the amended disclosure contained in the certifications and the updated consent, this Amendment does not modify or update other disclosures in, or exhibits to, the Annual Report.

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

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K/A for the year ended December 30, 2007.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC(7)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(7)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New.(10)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(9)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(2)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(2)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(7)

4.4	Form of Guarantee (included in Exhibit 4.1)(2)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

Exhibit No.	Description
4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(11)

4.8	Form of 144A Note(11)

4.9	Form of Regulation S Note(11)

4.10	Note Guarantee(11)

4.11	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(11)

4.12	Form of Stock Certificate(1)

10.1	Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C. and SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

10.4	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(7)

10.5	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(7)

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(7)

10.7	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith(7)

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(7)

10.9	Distributor Franchise Agreement, dated January 2, 1993, by and between CITGO Petroleum Corporation and Susser Petroleum Co. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.10	Addendum to Distributor Franchise Agreement, dated January 15, 1996, by and between CITGO Petroleum Corporation and SSP Partners(1)

10.11	Amendment to Distributor Franchise Agreement, dated February 17, 1997, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.12	Third Addendum to Distributor Franchise Agreement, dated September 6, 1999, by and between CITGO Petroleum Corporation and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.13	Amendment to Third Addendum to Distributor Franchise Agreement, dated March 28, 2001, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.14	Letter Agreement to Third Addendum to Distributor Franchise Agreement, dated September 14, 2005 by and between CITGO Petroleum Corporation and SSP Partners(1)

10.15	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.16	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(12)

10.17	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC, Susser Petroleum Company, LLC and National Retail Properties, L.P.(12)

10.18	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.19	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, LP(1)

10.20	Form of Master Sale/Leaseback Agreement(1)

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

10.23	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.24	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP(1)

10.30	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

10.31	Amendment No. 3, dated June 30, 2007 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(8)

10.32	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(11)

10.33	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) Effective October 1, 2003.(12)

10.34	Employment Letter by and between W. Alvin New and Susser Holdings Corporation, dated as of November 13, 2007.(12)

10.35	Waiver and Release Agreement, dated as of February 6, 2008, between Ronald D. Coben and Susser Holdings Corporation.(12)

21.1	List of Subsidiaries of the Registrant(12)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K/A and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 28, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation

By:	/s/ SAM L. SUSSER
Sam L. Susser
President and Chief Executive Officer

Date: February 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAM L. SUSSER Sam L. Susser	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2009

/s/ MARY E. SULLIVAN Mary E. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2009

/s/ WILLIAM F. DAWSON, JR. William F. Dawson, Jr.	Director	February 17, 2009

/s/ DAVID P. ENGEL David P. Engel	Director	February 17, 2009

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	February 17, 2009

/s/ ARMAND S. SHAPIRO Armand S. Shapiro	Director	February 17, 2009

/s/ SAM J. SUSSER Sam J. Susser	Director	February 17, 2009

/s/ JERRY E. THOMPSON Jerry E. Thompson	Director	February 17, 2009

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

	2005						2006						2007
	1st QTR	2nd QTR		3rd QTR		4th QTR(a)	1st QTR	2nd QTR		3rd QTR		4th QTR	1st QTR	2nd QTR		3rd QTR		4th QTR(b)
Merchandise Sales	$76,206	$85,918		$86,686		$80,720	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227		$136,701
Motor Fuel Sales:
Retail	165,983	191,012		215,257		208,189	228,295	271,024		253,300		200,385	224,685	297,751		291,413		397,902
Wholesale	149,662	179,274		221,155		214,668	203,281	277,453		250,184		192,719	204,430	282,829		268,252		279,958
Other Income	5,498	5,495		5,033		5,508	5,936	5,968		5,479		5,792	6,170	6,290		6,130		7,334
Total Revenue	397,349	461,699		528,131		509,085	523,311	649,158		605,104		487,586	528,650	692,795		674,022		821,895
Merchandise Gross Profit	24,190	28,659		27,934		25,667	28,130	31,417		30,978		28,567	29,960	34,043		35,921		44,642
Motor fuel gross profit:
Retail	7,897	12,330		15,781		13,915	9,487	15,520		20,225		8,686	12,106	18,352		17,247		19,629
Wholesale	3,877	5,301		6,804		8,303	5,242	6,988		7,780		5,004	4,283	6,337		7,420		6,411
Other gross profit	5,365	5,362		4,917		5,273	5,815	5,756		5,341		5,842	6,046	5,831		5,885		7,030
Total gross profit	41,329	51,652		55,436		53,158	48,674	59,681		64,324		48,099	52,395	64,563		66,473		77,712
Income from operations	1,971	10,141		9,082		(11,171)	836	8,742		1,215		(616)	780	9,412		7,944		8,122
Income before income tax	(1,801)	5,788		6,520		(31,149)	(3,947)	3,760		7,360		(10,871)	(2,141)	6,394		4,964		1,282
Income tax expense	–	–		–		–	–	–		–		(48)	(260)	(120)		(123)		6,256
Net income	$(1,801)	$5,788		$6,520		$(31,149)	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841		$7,538
Merchandise gross profit percentage	31.7%	33.4%		32.2%		31.8%	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%		32.7%
Fuel gallons:
Retail	90,680	94,304		88,728		94,229	103,210	101,109		96,249		94,770	101,793	106,624		108,874		139,236
Wholesale	105,561	110,018		110,934		115,030	109,810	117,863		112,944		110,355	111,585	118,682		118,767		116,152
Motor fuel margin (cents per gallon):
Retail(c)	8.71 ¢	13.08	¢	17.81	¢	14.77 ¢	9.19 ¢	15.35	¢	21.01	¢	9.16 ¢	11.89 ¢	17.21	¢	15.84	¢	14.10	¢
Wholesale	3.67 ¢	4.82	¢	6.12	¢	7.22 ¢	4.77 ¢	5.93	¢	6.89	¢	4.54 ¢	3.84 ¢	5.34	¢	6.25	¢	5.52	¢

(a)	2005 fourth quarter included $33.4 million of expenses related to the December 2005 recapitalization, including $17.3 million recognized as compensation expense.
(b)	Includes 48 days of Town & Country operations.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC(7)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(7)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New(10)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(9)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(2)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(2)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(7)

4.4	Form of Guarantee (included in Exhibit 4.1)(2)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(11)

4.8	Form of 144A Note(11)

4.9	Form of Regulation S Note(11)

4.10	Note Guarantee(11)

4.11	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(11)

4.12	Form of Stock Certificate(1)

10.1	Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C. and SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

Exhibit No.	Description
10.4	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(7)

10.5	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(7)

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(7)

10.7	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith(7)

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(7)

10.9	Distributor Franchise Agreement, dated January 2, 1993, by and between CITGO Petroleum Corporation and Susser Petroleum Co. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.10	Addendum to Distributor Franchise Agreement, dated January 15, 1996, by and between CITGO Petroleum Corporation and SSP Partners(1)

10.11	Amendment to Distributor Franchise Agreement, dated February 17, 1997, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.12	Third Addendum to Distributor Franchise Agreement, dated September 6, 1999, by and between CITGO Petroleum Corporation and SSP Partners (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.13	Amendment to Third Addendum to Distributor Franchise Agreement, dated March 28, 2001, by and between CITGO Petroleum Corporation and SSP Partners. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.14	Letter Agreement to Third Addendum to Distributor Franchise Agreement, dated September 14, 2005 by and between CITGO Petroleum Corporation and SSP Partners(1)

10.15	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.16	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(12)

10.17	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC, Susser Petroleum Company, LLC and National Retail Properties, L.P.(12)

10.18	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.19	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, LP(1)

Exhibit No.	Description
10.20	Form of Master Sale/Leaseback Agreement(1)

10.21	Amendment No. 1, dated May 19, 2006 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.22

Amendment No. 2, dated July 26, 2006, to Credit Agreement, dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(1)

10.23	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.24	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.25	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.26	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.27	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, LP(1)

10.30	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

10.31	Amendment No. 3, dated June 30, 2007 to Credit Agreement dated December 21, 2005, by and among Susser Holdings, L.L.C., SSP Partners, Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities, LLC and the lenders named therein(8)

10.32	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(11)

10.33	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) Effective October 1, 2003.(12)

10.34	Employment Letter by and between W. Alvin New and Susser Holdings Corporation, dated as of November 13, 2007.(12)

Exhibit No.	Description
10.35	Waiver and Release Agreement, dated as of February 6, 2008, between Ronald D. Coben and Susser Holdings Corporation.(12)

21.1	List of Subsidiaries of the Registrant(12)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K/A and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 28, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.