Form 10-Q/A
period 2008-03-30
Susser Holdings CORP
filed 2009-02-17
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SUSSER HOLDINGS CORPORATION

FORM 10-Q/A

i

EXPLANATORY NOTE

Susser Holdings Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2008 originally filed on May 9, 2008 (the “Quarterly Report”) for the purpose of filing revised certifications as exhibits to the Quarterly Report. Except for the amended disclosure contained in the certifications, this Amendment does not modify or update other disclosures in, or exhibits to, the Quarterly Report.

1

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

The description of Amendment No. 1 to our credit agreement set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities”, which would have otherwise been disclosed in a current report on Form 8-K under the heading “1.01 – Entry into a Material Definitive Agreement,” is incorporated under this Item 5 and qualified in its entirety by the terms of Amendment No. 1 itself, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q/A.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A, which information is incorporated herein by reference.

Exhibit No.	Description
4.1	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, GoPetro Transport LLC and the Bank of New York. (1)

10.1	Amendment No. 1, dated as of May 6, 2008, to Credit Agreement dated November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. †

†	Filed herewith.
(1)	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-4 filed April 29, 2008.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: February 17, 2009
	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, GoPetro Transport LLC and the Bank of New York. (1)

10.1	Amendment No. 1, dated as of May 6, 2008, to Credit Agreement dated November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-4 filed April 29, 2008.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed May 9, 2008.