Form 10-Q/A
period 2008-06-29
Susser Holdings CORP
filed 2009-02-17
CIK 1361709

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

SUSSER HOLDINGS CORPORATION

FORM 10-Q/A

i

EXPLANATORY NOTE

Susser Holdings Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008 originally filed on August 8, 2008 (the “Quarterly Report”) for the purpose of filing revised certifications as exhibits to the Quarterly Report. Except for the amended disclosure contained in the certifications, this Amendment does not modify or update other disclosures in, or exhibits to, the Quarterly Report.

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

The list of exhibits attached to this Quarterly Report on Form 10-Q/A is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: February 17, 2009

	By	/s/ Mary E. Sullivan
Mary E. Sullivan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Wachovia Capital Markets LLC and BMO Capital Markets Corp. (1)

10.2	Employment Letter, dated as of June 16, 2008, between Steven C. DeSutter and Susser Holdings Corporation. (2)

10.3	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.
(1)	Incorporated by reference to the Registrant’s current report on Form 8-K filed June 26, 2008.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K filed June 16, 2008.
(3)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.