Form 10-K
period 2008-12-28
Susser Holdings CORP
filed 2009-03-13
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 28, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of July 1, 2008 was $77,790,283

As of March 10, 2009, there were issued and outstanding 17,124,452 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2009	Part III

SUSSER HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

General

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of December 28, 2008, following our November 13, 2007 acquisition of Town & Country Food Stores, Inc., our retail segment operated 512 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the fiscal year ended December 28, 2008, we purchased 1.2 billion gallons of branded and unbranded motor fuel from refiners for distribution to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. We believe our unique retail/wholesale business model, scale, foodservice and merchandising offerings, combined with our highly productive new store model and selected acquisition opportunities, position us for ongoing growth in sales and profitability.

Our principal executive offices are located at 4525 Ayers Street, Corpus Christi, Texas 78415. Our telephone number is (361) 884-2463. Our internet address is www.susser.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

References in this annual report to “Susser,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to “TCFS” refer to TCFS Holdings, Inc., which is the parent company of Town & Country Food Stores, Inc., or “Town & Country.” References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2008” are to the 52 weeks ending December 28, 2008; references to “2007” are to the 52 weeks ending December 30, 2007; references to “2006” are to the 52 weeks ending December 31, 2006; references to “2005” are to the 52 weeks ended January 1, 2006 and references to “2004” are to the 53 weeks ended January 2, 2005.

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

On December 21, 2005, Stripes Acquisition LLC, an affiliate of Wellspring Capital Partners III, L.P., or “Wellspring,” merged with and into Susser Holdings, L.L.C., with Susser Holdings, L.L.C. remaining as the surviving entity, and Wellspring becoming a significant stockholder along with Sam L. Susser and members of our senior management. On October 24, 2006, we completed an initial public offering, or “IPO” of our common stock, broadening our ownership base with new public stockholders. Concurrent with our initial public offering, we became the holding company of Stripes Holdings LLC and its subsidiaries.

On November 13, 2007, we acquired TCFS, which included 168 retail stores in West Texas and Eastern New Mexico, in a transaction valued at approximately $356 million. The retail stores consisted of 161 “Town & Country” convenience stores and seven “Village Market” small grocery stores. We refer to the acquisition of TCFS and the related financing transactions as the “TCFS Acquisition.”

Retail Operations

As of December 28, 2008, our retail segment operated 512 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. As of December 28, 2008, we had 348 convenience stores operating under our proprietary Stripes brand, 157 convenience stores under the Town & Country brand and 7 small grocery stores under the Village Market brand. We have rebranded three of the Town & Country stores to our Stripes brand, and plan to rebrand the remaining Town & Country stores over the next two years. Our business experiences substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

The retail segment produced revenues and gross profit of $2,909.0 million and $399.6 million, respectively, for fiscal 2008 and had total assets of $710.3 million as of December 28, 2008. The following table sets forth retail revenues and gross profit for 2008:

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise (excluding food service)	$581,522	20.0%	$173,628	43.4%
Foodservice	148,335	5.1	77,014	19.3

Total merchandise	729,857	25.1	250,642	62.7
Motor fuel	2,150,727	73.9	120,556	30.2
Service and other	28,372	1.0	28,371	7.1

Total	$2,908,956	100.0%	$399,569	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Merchandise sales	$306,990	$329,530	$365,343	$444,218	$729,857
Average merchandise sales per store	998	1,055	1,142	1,271	1,437
Merchandise same store sales growth(1)	4.8%	3.6%	6.1%	7.7%	6.6%
Merchandise margin, net of shortages	32.2%	32.3%	32.6%	32.5%	34.3%

(1)	We include a store in the same store sales base in its thirteenth full month of our operation. Adjusted to eliminate the impact of the 53rd week in 2004.

We stock 2,500 to 3,000 merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed numerous proprietary offerings unique to our stores: Laredo Taco Company and Country Cookin’ restaurants, Café de la Casa custom blended coffee, Slush Monkey frozen carbonated beverages, Quake energy drink, Thunderstick meat snacks, Smokin’ Barrel beef jerky, Monkey Loco candies and our Royal brand cigarettes. Most of these proprietary offerings, along with our prominent fountain drink offering, generate higher gross margins than our non-proprietary merchandise average, and we emphasize these offerings in our marketing campaigns. Our stores also offer candy, packaged foods, magazines and newspapers, health and beauty aids and a variety of other non-food items. We own and operate ATM, pay telephone and proprietary money order systems in most of our stores and also provide other services such as lottery, prepaid telephone cards and wireless services, and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 38 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products. Seven of the stores acquired from Town & Country operate under the Village Market banner, and supply an extended range of grocery products to small rural communities.

As of December 28, 2008, 294 of our stores featured in-store restaurants allowing us to make fresh food on the premises daily. Laredo Taco Company is our original in-house, proprietary restaurant operation featuring breakfast tacos, lunch tacos, fried and rotisserie chicken and other hot food offerings targeted to the local populations in the markets we serve. Country Cookin’ is a legacy proprietary restaurant operation of Town & Country that features breakfast sandwiches and burritos for breakfast and fried chicken, finger foods and freshly grilled hamburgers for lunch and dinner. These offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We are continuing to drive same store restaurant sales growth and transaction size by broadening our menus and extending our hours of operation.

Our retail segment merchandising category sales for the periods presented are as follows:

	Year Ended
	December 31, 2006		December 30, 2007		December 28, 2008
	(dollars in millions)
	Sales	% of Total	Sales	% of Total	Sales	% of Total
Beer	$73.4	20.1%	$84.0	18.9%	$128.0	17.5%
Foodservice	70.9	19.4	89.6	20.2	148.3	20.3
Cigarettes	62.0	17.0	82.8	18.6	136.5	18.7
Packaged drinks	61.0	16.7	69.5	15.7	112.9	15.5
Snacks	20.0	5.5	23.0	5.2	42.0	5.8
Nonfoods	17.7	4.8	17.4	3.9	24.1	3.3
Other	60.3	16.5	77.9	17.5	138.1	18.9

Total	$365.3	100.0%	$444.2	100.0%	$729.9	100.0%

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to substantially all of our retail stores. We entered into a three-year supply agreement with McLane in December 2007. We purchase products at McLane’s cost, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane, and pay McLane an agreed upon delivery fee by region, subject to fuel cost-related surcharges or credits. We also purchase a variety of merchandise, including soda, beer, bread, dairy products, ice cream and snack foods, directly from a number of manufacturers and their wholesalers. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry any significant customer receivables in the retail segment.

Motor Fuel Operations. We offer Valero, Shamrock, Chevron, Shell, Texaco, Phillips 66 and Exxon branded motor fuel and unbranded motor fuel at 504 of our convenience stores, approximately two-thirds of which were branded under the Valero name as of December 28, 2008. We entered into a fuel supply agreement with Valero Marketing and Supply Company in July 2006 and completed the rebranding of most of our retail fuel locations, which had previously been branded CITGO, during first quarter 2007. We purchase all of our motor fuel from our wholesale segment at a price reflecting product cost plus transportation cost. Most fuel is purchased by the load as needed to replenish supply at the stores.

Our retail fuel margins per gallon are negatively impacted by the saturation of hypermarkets in the markets we serve. From 1996 to 2000, our motor fuel gross profit declined by approximately four cents per gallon compared to the preceding five-year period, reflecting this competitive environment. Since 1999, we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure while improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage, have positioned us to effectively compete with these hypermarkets. As a result, our subsequent annual motor fuel cents per gallon has stabilized and slightly improved as we are able to benefit from our more favorable procurement costs, economies of scale and geographic diversification. The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Year Ended
	January 2, 2005		January 1, 2006		December 31, 2006		December 30, 2007		December 28, 2008
	(dollars and gallons in thousands)
Motor fuel sales(1)	$585,966		$780,441		$953,004		$1,211,751		$2,150,727
Motor fuel gallons sold	343,869		367,941		395,338		456,527		677,308
Average gallons sold per store	1,125		1,186		1,243		1,321		1,355
Average retail price per gallon(1)	$1.70		$2.12		$2.41		$2.65		$3.18
Retail gross profit cents per gallon(2)	12.7	¢	13.6	¢	13.7	¢	14.8	¢	17.8	¢
Stores selling motor fuel (average)	304		317		318		346		500

(1)	Includes excise tax.
(2)	Before the cost of credit cards, fuel maintenance and environmental expenses. Reflects reclassification of fuel vendor incentives from operating expense to fuel cost of sales.

Store Locations. As of December 28, 2008, we operated 512 stores, 464 of which were in Texas, 29 of which were in New Mexico, and 19 of which were in Oklahoma. Approximately 90% of our stores are open 24 hours a day, 365 days a year. All but eight stores sell motor fuel. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 99% of our convenience stores are freestanding facilities, which average 3,300 square feet. The 80 stores we have built since January 2000 average approximately 4,800 square feet and are built on large lots with much larger motor fueling and parking facilities. The seven Village Market grocery stores average approximately 12,500 square feet.

The following table provides the regional distribution of our retail stores as of December 28, 2008:

Region	Number of Stores
Rio Grande Valley(1)	160
Corpus Christi	96
San Angelo	67
Lubbock	38
Midland / Odessa	34
Laredo	33
Eastern New Mexico	29
Texoma(2)	26
Victoria	21
Houston	8

Total	512

(1)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.
(2)	Includes Wichita Falls, Texas, and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
Number of stores at beginning of period	305	306	319	325	504
New stores	10	15	9	17	8
Acquired stores	2	1	7	169	4
Closed, relocated, or divested stores	(11)	(3)	(10)	(7)	(4)

Number of stores at end of period	306	319	325	504	512

Technology and Store Automation. All of our retail convenience stores use computerized management information systems, including point-of-sale scanning, that are designed to improve operating efficiencies, streamline back office functions, provide corporate management with timely access to financial and marketing data, reduce store level and corporate administrative expense and control shortage. Our information systems platform is highly scalable, which allows new stores to be quickly integrated into our system-wide reporting.

Our management information systems obtain detailed store level sales and volume data on a daily basis and generate gross margin, payroll and store contribution data on a weekly basis. We utilize price scanning and electronic point-of-sale, or EPOS, technology in all of our retail convenience stores that is consolidated on the VeriFone platform, supported by on-site computers that are networked to our central servers and back office.

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, scheduling, payroll and trend reports, are supported by PDI software, a fully integrated management information and financial accounting system. PDI delivers enterprise-wide software and services that meet convenience store and wholesale petroleum marketers’ specialized needs. This system provides us with significant flexibility to continually review and adjust our pricing and merchandising strategies, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. Data collected by the PDI system is consolidated for financial reporting, data analysis and category management purposes through an Oracle/Hyperion database. We have recently implemented the KSS system to assist us with daily fuel pricing decisions. We also leverage our information technology and finance systems to manage proprietary money order, payphone and ATM networks.

Wholesale Operations

Wholesale Motor Fuel Distribution. We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of the combined motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. Our wholesale motor fuel segment purchases branded and unbranded motor fuel from refiners and distributes it to: (i) our retail convenience stores; (ii) 372 contracted independent operators of convenience stores, which we refer to as dealers; and (iii) commercial users, unbranded convenience stores and five unattended fueling facilities. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe we are among the largest distributors of Valero and Chevron branded motor fuel in the United States, and we also distribute CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. For the year ended December 28, 2008, we supplied 677.3 million gallons of motor fuel to our retail stores (including fuel purchased directly by Town & Country from the refiners) and 486.5 million gallons of motor fuel to other customers. We receive a fixed fee per gallon on approximately 80% of our third-party wholesale gallons sold, which reduces the overall variability of our financial results. The wholesale segment produced third-party revenues and gross profit of $1,330.2 million and $37.0 million, respectively, for fiscal 2008. The wholesale segment had total assets of $95.6 million as of December 28, 2008.

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Year Ended December 28, 2008
	Gallons in thousands	% of total
Our retail stores	677,308	58.2%
Dealers	329,692	28.3%
Other commercial users	156,824	13.5%

Total	1,163,824	100.0%

No individual third-party customer is material. The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment) for the last five years:

	Year Ended
	January 2, 2005		January 1, 2006		December 31, 2006		December 30, 2007		December 28, 2008
Motor fuel sales (in thousands)(1)	$540,482		$764,759		$923,637		$1,035,469		$1,323,495
Motor fuel gallons sold (in thousands)	427,255		441,543		450,972		465,186		486,516
Average wholesale price per gallon(1)	$1.27		$1.73		$2.05		$2.23		$2.72
Wholesale gross profit cents per gallon(2)	4.1	¢	5.5	¢	5.6	¢	5.5	¢	6.4	¢

(1)	Excludes excise tax.
(2)	After the Company’s portion of credit card fees, but before maintenance and environmental expenses. Reflects reclassification of fuel vendor incentives from operations expense to fuel cost of sales.

Distribution Network. As of December 28, 2008, our wholesale motor fuel distribution locations consisted of 372 dealer locations under long-term contract. We also supply unbranded fuel to numerous other customers including unbranded convenience stores, unattended fueling facilities and other commercial customers.

The following table provides a history of our dealer location openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
Number of dealer locations at beginning of period	332	333	346	367	387
New locations	32	30	30	30	27
Closed or divested locations	(31)	(17)	(9)	(10)	(42)

Number of dealer locations at end of period	333	346	367	387	372

Arrangements with Dealers. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. Our wholesale segment maintains minimal inventories, consisting of consigned fuel inventory at 78 dealer locations as of December 28, 2008. We may provide credit terms to our wholesale customers, which are generally seven days.

The following table describes the percentage of gallons sold by us to dealers, attributable to supply agreements and consignment arrangements for fiscal 2008:

	Gallons in Thousands	% of Total Dealer Volume
Supply agreements	234,810	71.2%
Consignment arrangements	94,882	28.8%

Total	329,692	100.0%

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

Supplier Arrangements. We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell, Texaco and Valero brands to our retail convenience stores and to our independently operated contracted dealer sites within our wholesale network. Branded motor fuels are purchased from major oil companies under supply agreements. On July 28, 2006, we entered into a supply agreement with Valero Marketing and Supply Company to supply motor fuel to all of our Stripes retail stores that were previously supplied by CITGO, new retail stores in certain geographic areas and selected wholesale locations. In connection with this supply agreement, we rebranded all of our existing retail fuel islands that were supplied by CITGO to the Valero, Shamrock or Stripes brand. For fiscal 2008, Valero supplied approximately 48% and Chevron supplied approximately 24% of our motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been distributors for Chevron since 1996 and our current contract with Chevron expires August 2011. We purchase the motor fuel at the supplier’s applicable price per terminal which typically changes on a daily basis. Each supply agreement generally has an initial term of three years. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, compliance with supplier’s requirements, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligate the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. Moreover, in some cases, supply agreements provide that motor fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded motor fuel. We also purchase unbranded motor fuel for distribution either on a spot or a rack basis.

We generally arrange for a third-party transportation provider to take delivery of the motor fuel at the terminal and deliver it to the appropriate sites in our distribution network. Under these arrangements, we take legal title to the motor fuel we purchase when we receive the motor fuel at the rack. A large portion of our motor fuel is transported by one third-party transport company, pursuant to a contract that automatically renews for six month periods unless terminated by either party. In addition, we also acquired a fleet of 18 fuel transportation vehicles in connection with our acquisition of TCFS, which continue to deliver fuel to the majority of our Town & Country branded convenience stores. We transferred these assets to a new wholly-owned subsidiary in our wholesale division at the beginning of fiscal 2008 called GoPetro Transport LLC. We also periodically purchase bulk fuel at the Houston Ship Channel and transport it to terminals in our market area. In this case, we take title to the fuel when it enters the pipeline, and we have typically hedged our price risk on this inventory by purchasing derivatives. During 2008, bulk fuel purchases were immaterial to our total fuel purchases.

Selection and Recruitment of New Dealers. We constantly evaluate potential independent site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, monthly merchandise sales, overall financial performance and previous operating experience. In addition to adding to our network through acquiring or recruiting existing independently operated sites from other distributors, we identify new sites to be operated by existing independent operators in our network or new operators we recruit to operate the site. We also occasionally convert our retail stores to dealer locations.

Technology. Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain motor fuel prices, place motor fuel orders and review motor fuel invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our dealers make payments to us by electronic funds transfer. We use TelaPoint’s internet-based system to assist with fuel inventory management and procurement. We also use software licensed from Structured Management Systems, or SMS, for accounting, billing and motor fuel procurement processing. We extract data from SMS and upload the data into the Hyperion database for corporate financial consolidation.

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

Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Over the past thirteen years, several non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers, drugstores and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety.

Our wholesale segment competes with major oil companies that distribute their own products, as well as other independent motor fuel distributors. We may encounter more significant competition if major oil companies increase their own motor fuel distribution operations or if our wholesale customers choose to purchase their motor fuel supplies directly from the major oil companies. Major competitive factors for our wholesale segment include, among others, availability of major brands, customer service, price, range of services offered and quality of service.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trademarks, trade names and service marks for use in our business, including “Stripes,” “Laredo Taco Company” (proprietary foodservice), “Café de la Casa” (custom coffee blend) and “Slush Monkey” (proprietary frozen carbonated beverage). We are not aware of any facts which would negatively affect our continuing use of any of the above trademarks, trade names or service marks.

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

Environmental Laws and Regulations. We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks; the release or discharge of hazardous materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of regulated materials; the exposure of persons to regulated materials; remediation of contaminated soil and groundwater and the health and safety of our employees.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We have received notice from Texas Commission on Environmental Quality (TCEQ) that the TCEQ considers us, in addition to many other entities, to be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas. Based on currently available information, we do not believe our liability, if any, will be material. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $1.3 million on these compliance activities for the fiscal year ended December 28, 2008. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs. We recorded expenses of $0.7 million during fiscal 2008 for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2008 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund.

Environmental Reserves. As of December 28, 2008, Susser had environmental reserves of $2.8 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks, at approximately 52 currently and formerly owned and operated sites. Approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 18 of these sites, for which we estimate we will receive approximately $1.3 million in reimbursement from the Texas Petroleum Storage Tank Remediation fund. Reimbursement will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011. The remaining reserve of $1.3 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 34 additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. There are 48 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.6 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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

Employees

As of December 28, 2008, we employed 6,567 persons, of which approximately 72% were full-time employees. Approximately 92% of our employees work in our retail stores, approximately 2% in our wholesale segment and 6% in our corporate or field offices. Our corporate office and retail segment are headquartered in Corpus Christi, Texas. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston, Texas and employs dealer territory managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

The following table sets forth the names and ages (as of March 1, 2009) of each of our executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	45	President, Chief Executive Officer and Director
E.V. Bonner, Jr.	53	Executive Vice President, Secretary and General Counsel
Steven C. DeSutter	55	Executive Vice President and President and Chief Executive Officer—Retail Operations
Rocky D. Dewbre	43	Executive Vice President and President/Chief Operating Officer—Wholesale
Mary E. Sullivan	52	Executive Vice President, Chief Financial Officer and Treasurer

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

Steven C. DeSutter has served as Executive Vice President of the Company and President and Chief Executive Officer of Retail Operations since June 2008. Prior to joining the Company, Mr. DeSutter served as Executive Vice President of TurnWorks, Inc., a business advisory and private equity firm, from September 2006 to June 2008 where in an advisory role he also served as Interim Executive Vice President Operations for QIP Holder, LLC (parent company of Quiznos, a multinational sandwich franchise) from July 2007 to January 2008. Prior to that, Mr. DeSutter was with Burger King Corporation where he served as Executive Vice President and

President of Europe and Middle East operations from December 2005 to August 2006, EVP and President of Europe, Middle East and Asia Pacific from December 2004 to November 2005, and Senior Vice President Corporate Communications from August 2004 to November 2004. Prior to joining Burger King, Mr. DeSutter was Senior Vice President with TurnWorks, Inc. from July 2001 until July 2004. Mr. DeSutter began his career at British Petroleum, where he worked in a variety of different operations, marketing and finance roles during his 18 years at the company.

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

For the fiscal year ended December 28, 2008, our motor fuel revenue accounted for 81.9% of total revenues and our motor fuel gross profit accounted for 34.7% of total gross profit. For the fiscal year ended December 28, 2008, motor fuel accounted for 30.2% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

Currently unknown liabilities of Town & Country may harm our financial conditions and operating results.

Because the TCFS acquisition was structured as a merger acquisition, we assumed all of the liabilities of TCFS, including liabilities that may be unknown. We obtained certain representations and warranties and indemnification provisions from TCFS concerning contingent liabilities and other obligations in order to reduce the risk of unknown liabilities. However, there may be situations where these indemnification provisions do not provide us with protection from certain obligations and liabilities. These obligations and liabilities could harm our financial condition and operating results.

Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact our revenues and profitability.

For the fiscal year ended December 28, 2008, sales of cigarettes accounted for approximately 5.9% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. The Texas legislature increased cigarette taxes by $1 per pack, effective January 1, 2007. We subsequently experienced a lower volume of carton sales of cigarettes. We cannot predict whether this trend will continue into the future. Further, a $0.62 per pack increase in cigarette-related taxes and fees has been approved at the federal level effective April 1, 2009. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

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

It is critical to our reputation that we maintain a consistent level of high quality at our restaurants and other franchise or fast food offerings. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially adversely affect the operating results of some or all of our stores and harm our Laredo Taco Company, Country Cookin’, Stripes and/or Town & Country brands.

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

Severe storms could adversely affect our business by damaging our facilities, our communications network, our suppliers or lowering our sales volumes.

More than one-third of our stores are located on the Texas gulf coast. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities, our communications networks, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. This could have a material adverse effect on our business and results of operations.

Our concentration of stores along the U.S.-Mexico border increases our exposure to certain cross-border risks that could adversely affect our business and financial condition by lowering our sales revenues.

More than one-third of our convenience stores are located in the Rio Grande Valley, Laredo and Del Rio, which are in close proximity to Mexico. These stores rely heavily upon cross-border traffic and commerce to drive sales volumes. In addition, some of our stores located in our West Texas and Eastern New Mexico markets could be adversely affected by U.S.-Mexico border issues due to their relatively close proximity to Mexico. Sales volumes at these stores could be impaired by a number of cross-border risks—any one of which could have a material adverse effect on our business and results of operations—including the following:

•

A devaluation of the Mexican peso could negatively affect the exchange rate between the peso and the U.S. dollar, which would result in reduced purchasing power in the U.S. on the part of our customers who are citizens of Mexico;

•

The imposition of tighter restrictions by the U.S. government on the ability of citizens of Mexico to cross the border into the United States, or the imposition of tariffs upon Mexican goods entering the United States or other restrictions upon Mexican-borne commerce, could reduce revenues attributable to our convenience stores regularly frequented by citizens of Mexico;

•

Future subsidies for motor fuel by the Mexican government could lead to wholesale cost and retail pricing differentials between the U.S. and Mexico that could divert fuel customer traffic to Mexican fuel retailers; and

•	The escalation of drug-related violence along the border could deter tourist and other border traffic, which could likely cause a decline in sales revenues at these locations.

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

We may not be able to open all of the convenience stores discussed in our expansion strategy and any new stores we open may be unprofitable. Additionally, acquiring sites and businesses in the future involves risks that could cause our actual growth or operating results to differ adversely compared to expectations. If these events were to occur, each would have a material adverse impact on our financial results. There are several factors that could affect our ability to open and profitably operate new stores or to successfully integrate acquired sites and businesses. These factors include:

•	Competition in targeted market areas;

•	Difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire;

•	The inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	Difficulties associated with the growth of our existing financial controls, information systems, management resources and human resources needed to support our future growth;

•	Difficulties with hiring, training and retaining skilled personnel, including store managers;

•	Difficulties in adapting distribution and other operational and management systems to an expanded network of stores;

•	The potential inability to obtain adequate financing to fund our expansion;

•	Limitations on capital expenditures contained in our revolving credit and term loan facilities;

•	Difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores;

•	Difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores;

•	The potential diversion of our senior management’s attention from focusing on our core business due to an increased focus on acquisitions; and

•	Challenges associated with the consummation and integration of any future acquisition.

Compliance with and liability under state and federal environmental regulation, including those that require investigation and remediation activities, may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of our employees. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations.

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

We are currently responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities, state trust funds and insurance policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers and state trust funds) do not pay for investigation and remediation as we anticipate, and/or insurance is not available, and/or the state trust funds cease to exist or become insolvent, we will be obligated to make these additional payments, which could materially adversely affect our business, liquidity and results of operations.

We believe we are in material compliance with applicable environmental requirements; however, we cannot ensure that violations of these requirements will not occur. Although we have a comprehensive environmental, health and safety program, we may not have identified all of the environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or a material environmental condition may otherwise exist as to any one or more of our locations. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire. Furthermore, new laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional capital expenditures or incur additional liabilities. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

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

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. McLane has been a supplier of ours since 1992. We have a contract with McLane until December 2010 which may be terminated by either party upon six months notice. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with McLane could have a material adverse effect on our business and results of operations.

We currently depend on two principal suppliers for the majority of our motor fuel. A disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.

In July 2006, we entered into a supply agreement with Valero Marketing and Supply Company to supply all of our retail stores with motor fuel that were previously supplied by CITGO and selected wholesale locations. In connection with this supply agreement, we rebranded all of our existing retail fuel islands that were supplied by CITGO to the Valero or Shamrock brand or the Stripes brand. For the fiscal year ended December 28, 2008, Valero supplied approximately 48% of our motor fuel purchases. Our current contract with Valero expires in July 2018.

For the fiscal year ended December 28, 2008, Chevron supplied approximately 24% of our motor fuel purchases. We have been a distributor for Chevron since 1996. Our current contract with Chevron expires in August 2011.

We depend on one principal transportation provider for the third-party transportation of the majority of motor fuel. Thus, a change of providers or a significant change in our relationship could have a material adverse effect on our business.

Motor fuel is distributed by our wholesale division from refineries or terminals to our convenience stores and contracted dealer locations by motor fuel transport trucks. We rely principally on Coastal Transport Co., Inc. for this service and have a contract which may be terminated by either party upon six months’ notice. A change of transportation providers, a disruption in service or a significant change in our relationship with Coastal Transport Co., Inc. could have a material adverse effect on our business and results of operations.

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

On December 28, 2008, we had $408.6 million in outstanding indebtedness. Our substantial indebtedness could have important consequences, including:

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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. Our scheduled debt maturities are provided in Note 10 of the accompanying Notes to Consolidated Financial Statements. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

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

In addition, our revolving credit and term loan facilities require us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our revolving credit and term loan facilities or the indenture governing our 10 5/8% senior notes would result in an event of default. If an event of default under our revolving credit and term loan facilities or the indenture occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. If we were unable to pay such amounts, the lenders under our revolving credit and term loan facilities could proceed against the collateral pledged to them. We have pledged substantially all of our assets to the lenders under our revolving credit and term loan facilities. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of the accompanying Notes to Consolidated Financial Statements for additional information.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our information technology (IT) systems to manage numerous aspects of our business transactions and provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.

Changes in Accounting Standards, Policies, Estimates or Procedures May Impact Our Reported Financial Condition or Results of Operations.

The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our Consolidated Financial Statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, no assurance can be given that we will not be required to recognize significant, unexpected losses due to actual results varying materially from management’s estimates. We are particularly focused on possible changes to lease accounting. Additional information regarding our critical accounting policies can be found in the section captioned “Critical Accounting Policies” in Item 7 of this Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 28, 2008, we owned 243 of our operating retail stores and leased the real property of 269 of our stores. We also own 19 sites for future stores and 53 properties we consider surplus properties. In addition, our wholesale segment owns 46 dealer locations and leases the property at 12 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property as of December 28, 2008, inclusive of renewal options:

	Owned	Leased Locations by Expirations				Total
		0-5 Years	6-10 Years	11-15 Years	16+ Years
Retail	243	76	32	24	137	512
Wholesale	46	10	2	—	—	58

Total(1)	289	86	34	24	137	570

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale.

We believe that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating.

We lease our corporate and retail segment headquarters facility, which consists of approximately 83,000 square feet of office space located in Corpus Christi. The annual lease expense is approximately $144,000 net of taxes, insurance and maintenance. We own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet of office space in Houston.

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

Our common stock, $.01 par value, represents our only voting securities, and has been listed on the Nasdaq Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO. Prior to that time, there was no established trading market for our securities. There were 17,048,972 shares of common stock issued and 17,037,648 shares outstanding as of December 28, 2008. The high and low closing price of our common stock for each quarterly period over the last two years were as follows:

	Fiscal 2007		Fiscal 2008
Quarter	High	Low	High	Low
First	$19.41	$15.72	$27.98	$18.48
Second	17.76	14.27	19.06	10.11
Third	21.64	14.44	19.03	8.05
Fourth	25.72	20.30	17.36	10.12

As of March 1, 2009, there were 26 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, and other factors deemed relevant by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Long-Term Debt.”

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries, and its predecessors. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2004, 2005, 2006, 2007 and 2008, respectively, are derived from, and are qualified in their entirety by, our audited consolidated financial statements. The statement of operations for fiscal 2005 reflects the combined results of 352 days of Susser Holdings, L.L.C. (“Predecessor”) and 12 days of Stripes Holdings LLC. On October 24, 2006, Susser Holdings Corporation became the parent company of Stripes Holdings LLC and completed an initial public offering of its common stock. Our results presented for fiscal 2007 include 48 days of operations of Town & Country, subsequent to the November 13, 2007 acquisition. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Predecessor		Company	Predecessor & Company Combined	Company
	Fiscal Year Ended	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	January 2, 2005(1)			January 1, 2006(2)	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Merchandise sales	$306,990	$320,756	$8,774	$329,530	$365,343	$444,218	$729,857
Motor fuel sales	1,126,448	1,494,708	50,492	1,545,200	1,876,641	2,247,220	3,474,222
Other	20,737	20,773	761	21,534	23,175	25,924	35,804

Total revenues	1,454,175	1,836,237	60,027	1,896,264	2,265,159	2,717,362	4,239,883
Gross profit:
Merchandise	98,865	103,873	2,577	106,450	119,092	144,566	250,642
Motor fuel	61,569	72,725	1,714	74,439	79,570	93,241	151,490
Other	20,491	20,156	761	20,917	22,754	24,792	34,516

Total gross profit	180,925	196,754	5,052	201,806	221,416	262,599	436,648
Operating expenses:
Personnel	57,320	60,215	2,022	62,237	69,288	82,459	133,080
General and administrative(3)	17,528	36,165	445	36,610	19,377	27,944	36,932
Operating	45,938	52,377	1,456	53,833	62,591	70,391	125,266
Rent(4)	8,653	8,600	1,139	9,739	22,694	25,822	34,620
Royalties(5)	3,187	3,306	90	3,396	3,574	66	—
Loss (gain) on disposal of assets and impairment charge	1,383	(641)	—	(641)	—	190	9
Depreciation, amortization, and accretion	25,574	25,700	908	26,608	22,780	29,469	40,842

Income from operations	21,342	11,032	(1,008)	10,024	21,112	26,258	65,899
Interest expense, net	(15,288)	(21,096)	(636)	(21,732)	(25,201)	(16,152)	(39,256)
Other miscellaneous(6)	57	(8,858)	—	(8,858)	452	435	278
Minority interest in income of consolidated subsidiaries	(64)	(70)	(6)	(76)	(61)	(42)	(48)

Income (loss) before income taxes	6,047	(18,992)	(1,650)	(20,642)	(3,698)	10,499	26,873
Income tax (expense) benefit	—	—	—	—	(48)	5,753	(10,396)

Net income (loss)	$6,047	$(18,992)	$(1,650)	$(20,642)	$(3,746)	$16,252	$16,477

Earnings(loss) per common unit/share:(7)
Basic	$0.63	$(10.09)	$(0.18)		$(0.35)	$0.97	$0.98

Diluted	$0.62	$(10.09)	$(0.18)		$(0.35)	$0.97	$0.97

	Predecessor		Company	Predecessor & Company Combined	Company
	Fiscal Year Ended	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	January 2, 2005(1)			January 1, 2006(2)	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars and gallons in thousands, except per gallon data)
Other Financial Data:
EBITDA(8)	$46,909	$27,804	$(106)	$27,698	$44,283	$56,120	$106,971
Adjusted EBITDA(8)	49,940	54,515	(106)	54,409	45,225	58,304	110,648
Cash provided by (used in):
Operating activities	27,201	43,800	(14,721)	29,079	25,613	27,700	51,129
Investing activities(9)	(42,325)	123,118	(260,207)	(137,089)	(50,191)	(337,959)	(43,003)
Financing activities	8,664	(202,171)	301,141	98,970	53,400	285,152	(7,673)
Capital Expenditures, net(10)	42,325	46,882	—	46,882	50,191	42,690	33,003

Store Operating Data:
Number of retail stores (end of period)	306			319	325	504	512
Number of wholesale locations supplied (end of period)	333			346	367	387	372
Average per retail store:
Merchandise revenue	$998			$1,055	$1,142	$1,271	$1,437
Motor fuel gallons	1,125			1,186	1,243	1,321	1,355
Merchandise same store sales growth(11)	4.8%			3.6%	6.1%	7.7%	6.6%

Other Operating Data:
Merchandise margin, net of shortages	32.2%			32.3%	32.6%	32.5%	34.3%
Motor fuel gallons sold—retail	343,869			367,941	395,338	456,527	677,308
Motor fuel gallons sold—wholesale(12)	427,255			441,543	450,972	465,186	486,516
Average retail motor fuel price per gallon	$1.70			$2.12	$2.41	$2.65	$3.18
Retail motor fuel gross profit cents per gallon	12.7 ¢			13.6 ¢	13.7 ¢	14.8 ¢	17.8 ¢
Wholesale motor fuel gross profit cents per gallon	4.1 ¢			5.5 ¢	5.6 ¢	5.5 ¢	6.4 ¢

	Predecessor	Company
	January 2, 2005	January 1, 2006,	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,156	$4,116	$32,938	$7,831	$8,284
Total assets	323,322	361,134	422,327	853,692	824,356
Total debt	194,327	176,220	120,000	413,331	408,599
Members’ interest/Shareholders’ equity	42,543	57,581	161,170	183,791	204,247

(1)	Fiscal 2004 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contained 52 weeks.
(2)	The statement of operations data for fiscal 2005 reflects the combined results of 352 days of our predecessor, Susser Holdings, L.L.C., and 12 days of Stripes Holdings LLC.
(3)	Includes non-cash stock based compensation expense. Fiscal 2005 includes $17.3 million compensation expense related to the 2005 recapitalization.
(4)	Increase in rent expense in fiscal 2006 is largely due to the $170 million sale/leaseback completed in December 2005.

(5)	We did not renew our licensing agreement to use the Circle K brand, which expired in November 2006. We have re-branded our stores to our proprietary Stripes brand, thereby eliminating the royalty expense effective as of the second quarter of 2007.
(6)	Other miscellaneous represents income from a non-consolidated joint venture, minority interest income of our consolidated subsidiary and other non-operating income. For fiscal 2005, it includes (a) $9.8 million of expenses related to the 2005 recapitalization charged to miscellaneous expense and (b) the realization of a $1.4 million gain on sale of certain warrants.
(7)	Earnings per unit/share is being presented for the historical periods. However, due to the significant differences in capital structure of the Predecessor and the Company, earnings per unit for the Predecessor are not comparable to earnings per share of the Company, and a combined amount for the fiscal year ended January 1, 2006 is not presented as it is not meaningful.
(8)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant transaction expenses associated with the 2005 recapitalization and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses and other items) are also excluded in measuring our covenants under our new revolving credit and term loan facilities and the indenture governing our notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Predecessor		Company	Predecessor & Company Combined	Company
	Fiscal Year Ended	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
	January 2, 2005			January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Net income (loss)	$6,047	$(18,992)	$(1,650)	$(20,642)	$(3,746)	$16,252	$16,477
Depreciation, amortization, and accretion	25,574	25,700	908	26,608	22,780	29,469	40,842
Interest expense, net	15,288	21,096	636	21,732	25,201	16,152	39,256
Income tax	—	—	—	—	48	(5,753)	10,396

EBITDA	$46,909	$27,804	$(106)	$27,698	$44,283	$56,120	$106,971
Non-cash stock based compensation expense	1,705	1,188	—	1,188	803	2,429	3,946
Management fee	—	—	—	—	591	—	—
Loss (gain) on disposal of assets and impairment charge	1,383	(641)	—	(641)	—	190	9
Other miscellaneous(a)	(57)	26,164	—	26,164	(452)	(435)	(278)

Adjusted EBITDA	$49,940	$54,515	$(106)	$54,409	$45,225	$58,304	$110,648

(a)	Fiscal 2005 included transaction costs associated with the 2005 recapitalization of $27.1 million, offset by a gain of $1.4 million on the sale of certain warrants.

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:

	Predecessor		Company	Predecessor & Company Combined	Company
	Fiscal Year Ended	352 Days Ended December 20, 2005	12 Days Ended January 1, 2005	January 1, 2006	Fiscal Year Ended
	January 2, 2005				December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Net cash provided by (used in) operating activities:	$27,201	$43,800	$(14,721)	$29,079	$25,613	$27,700	$51,129
Changes in operating assets & liabilities	7,929	(18,945)	13,985	(4,960)	(6,054)	6,424	9,779
Gain (loss) on disposal of assets	(1,391)	641	—	641	—	(190)	(9)
Non-cash stock based compensation expense	(1,705)	(18,495)	—	(18,495)	(803)	(2,429)	(3,946)
Minority interest	(63)	(70)	(6)	(76)	(52)	(54)	(48)
Deferred income tax	—	—	—	—	—	14,270	(106)
Fair market value in non-qualifying derivatives	(350)	(223)	—	(223)	330	—	—
Amortization of debt premium	—	—	—	—	—	—	520
Interest expense, net	15,288	21,096	636	21,732	25,201	16,152	39,256
Income tax	—	—	—	—	48	(5,753)	10,396

EBITDA	$46,909	$27,804	$(106)	$27,698	$44,283	$56,120	$106,971
Non-cash stock based compensation expense	1,705	1,188	—	1,188	803	2,429	3,946
Management fee	—	—	—	—	591	—	—
Loss (gain) on disposal of assets and impairment charge	1,383	(641)	—	(641)	—	190	9
Other miscellaneous(a)	(57)	26,164	—	26,164	(452)	(435)	(278)

Adjusted EBITDA	$49,940	$54,515	$(106)	$54,409	$45,225	$58,304	$110,648

(a)	Fiscal 2005 included transaction costs associated with the 2005 recapitalization of $27.1 million, offset by a gain of $1.4 million on the sale of certain warrants.
(9)	Included in fiscal 2005 is $170 million in proceeds from the sale/leaseback completed in December 2005.
(10)	Gross capital expenditures less proceeds from sale/leaseback transactions and asset disposals. Fiscal 2005 excludes the $170 million sale/leaseback transaction in December 2005. Fiscal 2007 excludes the $51.2 million on sale/leaseback transaction in November 2007 involving Town & Country properties included acquired. In addition, capital expenditures for 2007 and 2008 do not include purchase consideration paid for TCFS.
(11)	We include a store in the same store sales base in its thirteenth full month of our operation. Town & Country results are included in same store sales beginning in December 2008. Adjusted to eliminate the impact of the 53rd week in 2004.
(12)	Excludes inter-company sales to our retail segment.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Currently unknown liabilities in connection with the acquisition of Town & Country;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Seasonal trends in the industries in which we operate;

•	Unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Our ability to insure our motor fuel operations;

•	Dependence on one principal supplier for merchandise;

•	Dependence on two principal suppliers for motor fuel and one principal provider for third-party transportation of substantially all motor fuel;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness;

•	Dependence on our information technology systems;

•	Changes in accounting standards; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 13, 2009. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of December 28, 2008, our retail segment operated 512 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. We acquired 168 retail stores in the TCFS Acquisition on November 13, 2007, as further described in Note 3 of the accompanying Notes to Consolidated Financial Statements. During 2008 we opened 12 new stores and closed four lower-volume stores.

For the fiscal year ended December 28, 2008, we sold 1,163.8 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. As of December 28, 2008, we supplied 372 dealer locations. We believe our combined retail/wholesale business model, scale, market share, and foodservice and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for ongoing growth in sales and profitability.

Our total revenues, net income and Adjusted EBITDA were $4,239.9 million, $16.5 million and $110.6 million, respectively, for fiscal 2008, compared to $2,717.4 million, $16.3 million and $58.3 million, respectively, for fiscal 2007. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality” of this Item 7.

The Texas Gulf Coast was impacted by two Category 2 hurricanes during third quarter 2008. The two hurricanes impacted 144 of our retail stores, which were closed on average 50 hours, but with no stores closed for more than a week. We lost 297 store days during the third quarter, representing less than 1% of total retail store days for the quarter. Extended power outages following Hurricane Ike also impacted our wholesale customers, but 72% of our contracted dealers were back in operation within one week. Refinery outages caused widespread fuel supply shortages and temporarily increased costs to a large part of the nation, particularly for unbranded fuel supply. While we were generally able to secure supply for our retail stores and contracted dealers, our fuel and transportation costs in certain parts of our region were negatively impacted. We incurred approximately $1.1 million of incremental out-of-pocket expenses and $1.3 million in capital replacement costs during 2008 for both hurricanes, and expect to incur an additional $0.4 million to $0.6 million in capital replacement costs during 2009. We are working closely with our insurance carriers to determine how much of these costs will be recoverable from our property and business interruption policies.

Market and Industry Trends

The economy in Texas, Oklahoma and New Mexico continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and strong population growth demographics. We saw reductions in consumer demand for fuel during the second and third quarters as retail fuel prices peaked in early July 2008. This softness was particularly evident along the Texas/Mexico border, as fuel prices in Mexico remained substantially lower than in the U.S. side, and at our highway locations most used by independent truckers. High energy prices directly contributed to increased credit card fees and utility costs, and indirectly caused inflationary pressures on many prices of delivered products during 2007 and 2008. We have generally been able to pass along to consumers the increases we have experienced in credit card fees and in merchandise costs. Energy prices began a downward trend towards the end of 2008, and our motor fuel volumes subsequently increased during the fourth quarter, along with a decrease in credit card fees and utility costs.

The current turmoil in the nation’s credit markets is limiting funds available for expansion. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business, but we are exercising caution in our capital spending program until we see an improvement in the credit markets. During the second quarter 2008 we expanded our revolving credit facility by $30 million and used the proceeds of a $30 million senior note issue to pay down borrowings on the credit facility to maximize credit availability for working capital requirements. At the end of 2008 we had $3.6 million drawn and $32.3 million in standby letters of credit issued against our $120.0 million revolving line of credit. At year-end, our unused availability under the revolver was $67.5 million. We have no significant maturities of long-term debt until November 2012.

Other significant trends in the retail convenience store industry include a decline in the number of cigarettes sold, the expansion of foodservice categories as an increased percentage of merchandise sales and the continued increased motor fuel competition from hypermarkets. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company and Country Cookin’ offerings position us strongly to competitively address these industry trends in our retail segment.

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

We also offer a number of ancillary products and services to our customers including lottery tickets, ATM services, proprietary money orders, prepaid phone cards and wireless services and pay phones. The income for these ancillary products and services is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue, and therefore other retail revenue is recorded on a net basis.

•

Wholesale. Wholesale revenues are derived primarily from sales of motor fuel to branded dealers, unbranded convenience stores and other commercial users. Sales of motor fuel to our retail operations are at cost and, with respect to management’s discussion and analysis, all wholesale operations data presented represents third-party transactions only. The wholesale cost of motor fuel includes delivery costs, purchase discounts and other related costs, but excludes excise taxes, which are billed on a pass-through basis to the retailer/consumer.

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

Key Measures Used to Evaluate and Assess Business

Key measures we use to evaluate and assess our business include the following:

•

Merchandise same store sales. This reflects the change in year-over-year merchandise sales for comparable stores. This measure includes food service sales, but does not include motor fuel sales due to the volatility in the retail price of motor fuels. We include a store in the same store sales base in its thirteenth full month of operation. A store that is closed is removed from the same store calculation base, including its historical sales. A store that is razed and rebuilt is treated as a closed store when it is razed, and then as a new store when it is rebuilt. Remodeled stores are included in our same store sales base. Although we believe this calculation is generally comparable to that used by others in our industry, this calculation may differ from that used by other companies.

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

We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA (along with our royalty expenses and other items) are also excluded in measuring our covenants under our existing revolving credit facility and the indenture governing the existing notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended
	December 31, 2006	December 30, 2007(1)	December 30, 2007 Including TCFS(2)		December 28, 2008
	(dollars and gallons in thousands, except per gallon data)
Revenue:
Merchandise sales	$365,343	$444,218	$653,032		$729,857
Motor fuel—retail	953,004	1,211,751	1,768,635		2,150,727
Motor fuel—wholesale	923,637	1,035,469	1,047,605		1,323,495
Other income	23,175	25,924	35,186		35,804

Total revenue	$2,265,159	$2,717,362	$3,504,458		$4,239,883
Gross profit:
Merchandise	$119,092	$144,566	$211,740		$250,642
Motor fuel—retail(3)	54,203	67,588	111,770		120,556
Motor fuel—wholesale(3)	25,367	25,653	26,633		30,934
Other	22,754	24,792	32,726		34,516

Total gross profit	$221,416	$262,599	$382,869		$436,648
Adjusted EBITDA(4):
Retail	$25,770	$44,306	$—		$91,734
Wholesale	19,587	20,342	—		24,849
Other	(132)	(6,344)	—		(5,935)

Total Adjusted EBITDA	$45,225	$58,304	$99,769		$110,648
Retail merchandise margin	32.6%	32.5%	32.4%		34.3%
Merchandise same store sales growth	6.1%	7.7%	—		6.6%
Merchandise same store sales growth with T&C(2)	—	—	—		7.8%
Average per retail store:
Merchandise sales	$1,142	$1,271	$1,321		$1,437
Motor fuel gallons	1,243	1,321	1,353		1,355
Motor fuel gallons sold:
Retail	395,338	456,527	657,215		677,308
Wholesale	450,972	465,186	470,278		486,516
Average retail price of motor fuel	$2.41	$2.65	$2.69		$3.18
Motor fuel gross profit cents per gallon(3):
Retail	13.7 ¢	14.8 ¢	17.0	¢	17.8 ¢
Wholesale	5.6 ¢	5.5 ¢	5.7	¢	6.4 ¢

(1)	Actual results include 48 days of Town & Country operations except for merchandise same store sales.
(2)	Comparative results as if the TCFS Acquisition had occurred at the beginning of Fiscal 2007.
(3)	Prior periods reflect reclassification of fuel vendor incentives from operating expense to fuel cost of sales. See Note 2 of the accompanying Notes to Consolidated Financial Statements.
(4)	We define EBITDA as net income before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as the gain or loss on disposal of assets and impairment charges. EBITDA and Adjusted EBITDA are not presented in accordance with GAAP. Please refer to the discussion above in the subsection entitled “Key Measures Used to Evaluate and Assess Business.”

The following tables present a reconciliation of our segment operating income (loss) to EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2006
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$8,486	$14,747	$(2,121)	$21,112
Depreciation, amortization and accretion	17,284	4,840	656	22,780
Other miscellaneous	—	—	452	452
Minority interest	—	—	(61)	(61)

EBITDA	25,770	19,587	(1,074)	44,283
Non-cash stock based compensation expense	—	—	803	803
Management fee	—	—	591	591
Operating expenses	—	—	(452)	(452)

Adjusted EBITDA	$25,770	$19,587	$(132)	$45,225

	Year Ended December 30, 2007
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$19,069	$16,324	$(9,135)	$26,258
Depreciation, amortization and accretion	24,964	4,104	401	29,469
Other miscellaneous	—	—	435	435
Minority interest	—	—	(42)	(42)

EBITDA	44,033	20,428	(8,341)	56,120
Non-cash stock based compensation expense	—	—	2,429	2,429
Loss (gain) on disposal of assets and impairment change	273	(86)	3	190
Operating expenses	—	—	(435)	(435)

Adjusted EBITDA	$44,306	$20,342	$(6,344)	$58,304

	Year Ended December 28, 2008
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$55,616	$20,549	$(10,266)	$65,899
Depreciation, amortization and accretion	36,173	4,237	432	40,842
Other miscellaneous	—	—	278	278
Minority interest	—	—	(48)	(48)

EBITDA	91,789	24,786	(9,604)	106,971
Non-cash stock based compensation expense	—	—	3,946	3,946
Loss (gain) on disposal of assets and impairment charge	(55)	63	1	9
Operating expenses	—	—	(278)	(278)

Adjusted EBITDA	$91,734	$24,849	$(5,935)	$110,648

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments.
(b)	Reference is made to footnote 8 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA and Adjusted EBITDA to net income and cash flow from operating activities.

Fiscal 2008 Compared to Fiscal 2007

The following comparative discussion of results for fiscal year 2008 compared to fiscal year 2007 compares the 52-week periods of operations ended December 28, 2008 and December 30, 2007 of Susser Holdings Corporation. We acquired 168 retail Town & Country stores as part of the TCFS Acquisition on November 13, 2007, which increased our retail store count by approximately 50%. Our 2008 results include a full year of Town & Country compared to 48 days in 2007. We also constructed or acquired another 18 stores during fiscal 2007 and 12 stores during fiscal 2008 that contributed to the increases over the prior period.

Total Revenue. Total revenue for fiscal 2008 was $4,239.9 million, an increase of $1,522.5 million, or 56.0%, over 2007. The increase in total revenue was driven by a 64.3% increase in merchandise sales, a 77.5% increase in retail fuel revenue and a 27.8% increase in wholesale fuel revenue, as further discussed below. $971.2 million of the total increase is attributed to a full year of results of Town & Country, and $128.0 million is attributed to the 30 other new stores added during 2007 and 2008.

Total Gross Profit. Total gross profit for fiscal 2008 was $436.6 million, an increase of $174.0 million, or 66.3%, over 2007. The primary components of the increase are merchandise gross profit of $106.1 million and fuel gross profit of $58.2 million, as further discussed below. $128.7 million of the total increase is attributed to a full year of results of Town & Country, and $16.8 million is attributed to the 30 other new stores added during 2007 and 2008.

Merchandise Sales and Gross Profit. Merchandise sales were $729.9 million for fiscal 2008, a $285.6 million, or 64.3% increase over 2007. Our performance was due to a 6.6% merchandise same store sales increase, accounting for $28.3 million of the increase, with the balance primarily due to a full year of Town & Country results ($234.4 million) and the 30 other new stores added during 2007 and 2008 ($32.2 million). Merchandise same-store sales include food service sales, but do not include motor fuel sales due to the volatility in the retail price of motor fuel. Key categories primarily responsible for the merchandise same store sales increase were cigarettes, packaged drinks, beer, and food service. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. As we do not include a store in our same store sales base until its thirteenth month of operations, the Town & Country stores were not a part of our same store sales base until December 2008. However, had Town & Country been part of our operations for all of 2007, we would have reported a 2008 same store sales increase of 7.8%.

Merchandise gross profit was $250.6 million for fiscal 2008, a $106.1 million, or 73.4%, increase over 2007, which was driven by the increase in merchandise sales discussed above and an increase in gross profit margin from 32.5% to 34.3%. The improvement in margin is partly attributed to a full year of Town & Country results, which historically have achieved slightly higher margins than we have due to the relatively higher penetration of food service in their stores and less competitive pressures in their rural markets. Also contributing to the margin improvement are the procurement synergies we were able to achieve following the TCFS acquisition, increased food service sales, changes in merchandise mix and other changes in merchandise cost of sales and pricing. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes that are reported as other revenue and gross profit.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2008 were $2,150.7 million, an increase of 77.5% from 2007, driven by a 48.4% increase in retail gallons sold and a 19.6% increase in the average retail price of motor fuel. $709.3 million of the retail fuel revenue increase is attributed to a full year of results of Town & Country, and $95.9 million is attributed to the 30 other new stores added during 2007 and 2008.

Retail gallons sold in 2008 were 677.3 million compared to 456.5 million in 2007. Approximately 95% of the increase was attributed to a full year results of Town & Country. This is an average of 1.4 million gallons per retail store, which is a 2.6% increase over 2007. Most of this increase in per-store volume reflects the inclusion of the higher average volumes at the Town & Country stores for all of 2008, compared to their inclusion for only

48 days in 2007. Had Town & Country been part of our operations for all of 2007, we would have reported a 0.1% increase in average gallons per store for 2008 compared to 2007.

Retail motor fuel gross profit increased by $53.0 million, or 78.4%, over 2007 due to the additional gallons sold and a 3.0 cent per gallon, or 20.2%, increase in retail fuel margin to 17.8 cents per gallon.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for 2008 were $1,323.5 million, a 27.8% increase over 2007. The increase was driven by a 4.6% increase in gallons sold and a 22.2% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $30.9 million increased 20.6% from 2007 due to the increase in gallons and a 15.3% increase in the gross profit per gallon to 6.4 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $35.8 million for fiscal 2008 increased by 38.1% over 2007. Gross profit associated with other revenue was $34.5 million, an increase of 39.2% over 2007. The increase was primarily due to the addition of the Town & Country stores. The retail segment had other revenue of $28.4 million in 2008 compared to $20.8 million in 2007. Retail segment other gross profit was also $28.4 million and $20.8 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and was partially driven by an increase in income from ATM, lottery and car wash income, but offset by declines in prepaid phone cards, pay phone and money order income. Other revenues and related gross profit for the wholesale segment in 2008 was $6.7 million and $6.0 million, respectively, compared to $4.2 million revenue and $4.0 million gross profit for the prior period.

Personnel Expense. The largest component of our operating expense is store personnel expense. For 2008, personnel expense was $133.1 million, an increase of $50.6 million, or 61.4%, over 2007. The increase in personnel expense was primarily attributable to the new stores acquired and constructed during 2007 and 2008, including the Town & Country stores. Our newly constructed stores and 110 of the 168 Town & Country stores include restaurants, which require proportionately more labor. Our personnel expense as a ratio of merchandise sales was 18.2% for 2008, reflecting an improvement from 18.6% in 2007.

General and Administrative Expenses. General and administrative expenses increased by $9.0 million, or 32.2%, from 2007. This increase primarily reflects the Town & Country acquisition, as the increase over 2007, had we included Town & Country for all of 2007, would have been $0.5 million. Included in G&A is $3.9 million of non-cash stock based compensation expense, an increase of $1.5 million compared to 2007. We began to realize the full synergies in G&A costs from the Town & Country integration in the second half of 2008, with an estimated annual savings of approximately $2 million fully implemented beginning in 2009.

Other Operating Expenses. Other operating expenses increased by $54.9 million or 78.0% over 2007. The increase was primarily attributable to the new stores acquired and constructed during 2007 and 2008, including the Town & Country stores. The increased energy costs also resulted in higher credit card and utility costs on a comparable store basis. Credit card costs of $28.3 million, or 4.2 cents per gallon for 2008, represent an increase of $7.5 million, or 1.0 cents per gallon, over 2007 (as if Town & Country were included for all of 2007). Utility costs increased $8.1 million compared to 2007 (as if Town & Country were included for all of 2007), and $5.3 million or 34.4% on a same store basis.

Rent Expense. Rent expense for fiscal 2008 of $34.6 million was $8.8 million, or 34.1%, higher than 2007 due primarily to rent expense on additional leased stores, including the 13 Town & Country stores sold and leased back concurrent with the TCFS Acquisition. An additional 15 sale/leaseback transactions were completed during 2008.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for fiscal 2008 of $40.8 million was up $11.4 million, or 38.6%, from 2007 primarily due to the addition of the Town & Country assets, which have been recorded at estimated fair value.

Income from Operations. Income from operations for 2008 was $65.9 million, compared to $26.3 million for 2007. The increase is attributed to the TCFS Acquisition and increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for 2008 was $39.3 million, an increase of $23.1 million from 2007 primarily due to the issuance of $150 million senior notes and $105 million term loan in November 2007 related to the TCFS Acquisition. Additionally, we issued $30 million in senior notes in June 2008, the net proceeds of which were used to pay down outstanding borrowings on our revolving line of credit.

Income Taxes. The income tax expense accrued for 2008 was $10.4 million, which consisted of $1.7 million of expense attributable to the Texas margin tax and $8.7 million of income tax expense related to federal and state income tax. The 2007 income tax benefit of $5.8 million consisted of $0.7 million of Texas margin tax, $3.2 million of federal and state income tax expense and a $9.7 million benefit related to the release of an income tax valuation allowance. See Note 16 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income. We recorded net income for 2008 of $16.5 million, compared to net income of $16.3 million for 2007. Excluding the benefit of the tax valuation allowance release, 2007 net income would have been reported at $6.4 million. The change in net income is due to the same factors impacting income from operations, interest expense and income tax, as described above.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2008 was $110.6 million, an increase of $52.3 million, or 89.8%, compared to 2007. The increase is primarily due to the full year impact of the Town and Country acquisition, as well as other increases in gross profit. Had Town & Country been included in our results for all of 2007, our Adjusted EBITDA for 2007 would have been reported at $99.8 million, thus reflecting a $10.8 million increase in 2008 on a comparable basis. Retail segment Adjusted EBITDA of $91.7 million increased by $47.4 million, or 107.0% compared to 2007, primarily due the Town & Country acquisition and higher fuel and merchandise gross profits. Wholesale segment Adjusted EBITDA of $24.8 million increased by $4.5 million, or 22.2%, from 2007. Other segment Adjusted EBITDA reflects net expenses of $5.9 million for 2008, compared to $6.3 million for the same period in 2007.

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

Total Gross Profit. Total gross profit for 2007 was $262.6 million, an increase of $41.2 million, or 18.6%, over 2006. Contributing to the increase were the impact of Town & Country $17.0 million, the other new stores constructed or acquired during 2006 and 2007 $14.7 million and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $444.2 million for 2007, an increase of $78.9 million, or 21.6%, over 2006. Our performance was due to a 7.7% merchandise same store sales increase, accounting for $27.5 million of the increase, with the balance due to new stores built or acquired in 2006 and

2007. Key categories contributing to the same store sales increase were cigarettes ($ 12.1 million), food service ($6.3 million), packaged drinks ($3.5 million), beer ($2.8 million) and snacks ($2.0 million). Food service includes sales from proprietary restaurant operations, hot dogs, fountain beverages, coffee and other prepared foods. The increase in cigarettes was primarily due to a $1 per pack excise tax increase in Texas effective January 2007. Merchandise gross profit was $144.6 million for 2007, a $25.5 million, or 21.4%, increase over 2006, which was driven by the increase in merchandise sales. Merchandise margins after shrink were 32.5%, down slightly from 32.6% in 2006. Cigarette margins declined by 320 basis points from 2006, resulting from the excise tax increase. However, this margin decrease was largely offset by the continued expansion of Laredo Taco Company and other high-margin categories. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2007 were $1,211.8 million, an increase of $258.8 million, or 27.2%, over 2006, driven by a 10.1% increase in the average retail price of motor fuel and a 15.5% increase in retail gallons sold. Town & Country contributed 8.4% of this gallon increase. Excluding Town & Country, we sold an average of 1.3 million gallons per retail store, a 5.0% increase over 2006. Retail motor fuel gross profit increased by 24.7% over 2006 due to the additional gallons sold and a 1.1 cent, or 8.0%, increase in the gross profit per gallon to 14.8 cents per gallon.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2007 were $1,035.5 million, a 12.1% increase over 2006. The increase was driven by a 3.2% increase in gallons sold and an 8.7% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $25.7 million decreased 1.1% from 2006, largely related to the sale of 25 unattended fueling sites in second quarter 2006. Gross profit cents per gallon decreased to 5.5 cents for 2007 compared to 5.6 cents for 2006, partly reflecting a change in mix from the sale of the unattended fueling sites.

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

Operating Expenses. Operating expenses increased by $7.8 million, or 12.5% over 2006. The increase was primarily due to the additional retail stores constructed and acquired during 2006 and 2007. Decreases in credit card fees of $1.1 million offset the increased operating costs.

Rent Expense. Rent expense for 2007 of $25.8 million was $3.1 million, or 13.8%, higher than 2006, due primarily to rent expense on additional leased stores.

Royalty Expense. Royalty expense for 2007 was less than $0.1 million as the conversion from the Circle K brand to our proprietary Stripes brand was completed during the first quarter of 2007. Royalty expense for 2006 was $3.6 million.

Loss on Disposal of Assets and Impairment Charges. During 2007, excluding sale/leaseback transactions, we sold assets with a net book value of $0.4 and recognized a loss on disposal of assets of $0.2 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2007 of $29.5 million was up $6.7 million, or 29.4%, from 2006 due to $1.7 million for new stores constructed or acquired in 2006 and 2007, $1.8 million for Town & Country stores and additional depreciation due to finalization of purchase accounting for the 2005 recapitalization which required a partial step up of assets.

Income from Operations. Income from operations for 2007 was $26.3 million, compared to $21.1 million for 2006. The increase is attributed to the increases in gross profit, partially offset by the increases in operating expenses, as described above.

Interest Expense, Net. Net interest expense for 2007 was $16.2 million, a decrease of $9.0 million from 2006, primarily due to the redemption of $50 million of senior notes in November 2006. This redemption resulted in the elimination of $5.3 million of annual interest expense for 2007 and resulted in a charge to interest expense in 2006 of $5.3 million in prepayment penalties, and $1.8 million write off of unamortized loan costs. Partly offsetting this decrease was additional interest expense, including the amortization of loan fees, related to the additional debt issued in November 2007 in conjunction with the TCFS Acquisition as follows:

Incremental Interest Due To:	(in thousands)
$150 million senior notes	$2,066
$105 million term loan facility	1,068
Write off loan fees on existing revolver	395

Total	$3,529

Other Miscellaneous Income and Expense. Other miscellaneous includes income from a non-consolidated joint venture and other non-operating income.

Income Taxes. We became a taxable entity on October 24, 2006. Additionally, effective January 1, 2007, the state of Texas implemented a tax based on gross margin to replace the previous franchise tax system, and this tax has been determined to be an income tax for financial statement presentation. Income tax benefit for 2007was $5.7 million. There was minimal tax expense in 2006. The 2007 income tax benefit consisted of $3.2 million of federal and state income tax expense, $0.7 million attributable to Texas state margin tax, and a $9.7 million benefit related to the release of income tax valuation allowance. During the year ended December 30, 2007, the Company generated pre-tax book income as well as taxable income which resulted in the utilization of all net operating loss carryforwards. In addition, as a result of the acquisition of TCFS, the Company recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, the Company determined that it was more likely than not that the full deferred tax assets will be realized and released the entire previously established valuation allowance. See Note 16 of the accompanying Notes to Consolidated Financial Statements in our audited consolidated financial statements for further discussion of our income tax provision.

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

Cash flows from operations were $25.6 million, $27.7 million and $51.1 million for 2006, 2007 and 2008, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in earnings and working capital. Our daily working capital requirements fluctuate within each month, primarily related to the timing of motor fuel, sales tax, and rent payments. During 2008, our maximum borrowed under our revolving credit facility was $56.6 million, with our average daily net cash position of $11.1 million borrowed. As of December 28, 2008, we had $3.6 million outstanding on the revolver.

Capital Expenditures. Capital expenditures, before sale/leasebacks and asset dispositions, were approximately $70.2 million, $89.8 million, and $69.4 million in 2006, 2007 and 2008, respectively. The majority of these expenditures related to increasing the number of our retail stores by 16, 18 and 12 in 2006, 2007 and 2008, respectively. Additionally, we acquired TCFS in November 2007 for a total purchase price of $366.5 million, including transaction fees and a $6.2 million tax benefit. $20 million of the purchase price was deferred, to be paid to the TCFS shareholders half each on the first and second anniversary of the transaction, less any indemnified claims. We posted two $10 million letters of credit as security for the deferred purchase price. In November 2008, the first $10 million letter of credit was drawn by the escrow agent.

We opened twelve new retail stores and closed four retail stores during fiscal 2008. Our total retail store count as of December 28, 2008 is 512 stores. We typically spend approximately $30,000 to $40,000 per store per year in maintenance, technology and discretionary revenue enhancing capital expenditures. We estimate that we need to spend approximately half of this amount to maintain our existing stores. In fiscal 2009, we plan to invest approximately $50 to $90 million in 8 to 16 new retail stores, new dealer projects, maintenance and upgrades of our existing facilities and a portion of the rebranding of the Town & Country/Country Cookin’ to our Stripes/Laredo Taco Company brands.

We completed sale/leaseback transactions totaling $14.2 million, $97.3 million and $34.9 million for 2006, 2007 and 2008, respectively, including $51.2 million of Town & Country properties concurrent with the acquisition in 2007. We plan to finance most of our new store spending plan with lease financing, and expect net capital spending of approximately $40 to $60 million in 2009 to be financed with cash flow from operations, cash balances, and borrowings under our revolving credit facility. We currently expect we will be able to access financing for our new store program. However, if we are not able to obtain sale/leaseback or other financing during 2009, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At December 28, 2008, our outstanding long-term debt was $404.8 million, excluding unamortized issuance premiums of $3.8 million. On November 13, 2007, we financed the acquisition of TCFS with the issuance of $150 million 10 5/8% senior unsecured notes, a $105 million term loan facility, an $11.3 million draw on our revolving credit facility, a $51.2 million sale/leaseback transaction, and cash on the balance sheet. The notes, term loan and revolving credit facility are further discussed in “Credit Facilities” and “Senior Notes” below. During 2008 we expanded our revolving credit facility from $90 million to $120 million, and issued $30 million 10 5/8% senior unsecured notes, as further discussed below. We used the net proceeds of the $30 million senior notes issued to pay down outstanding borrowings on the revolver.

Credit Facilities. On November 13, 2007, as part of the TCFS Acquisition, we, as parent guarantor, and our indirect wholly-owned subsidiary Susser Holdings, L.L.C., as borrower (the “Borrower”), entered into a new credit agreement with a syndicate of financial institutions providing for a five year revolving credit facility in an aggregate principal amount of up to $90 million, referred to as the “revolving credit facility,” and a five year term loan facility in the aggregate principal amount of $105 million, referred to as the “term loan facility.” We and each of our existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities. In May 2008 we increased the aggregate commitments under the revolving credit facility to $120 million, which expires November 2012, to provide additional capacity on the working capital line in the face of rapidly rising fuel costs. When the cost of fuel increases, our working capital requirements tend to increase, but we also have related increases in trade receivables and fuel inventory balances which provide additional borrowing base to support a higher revolving credit facility.

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

As of December 28, 2008, we had $3.6 million outstanding under the revolving credit facility and $32.3 million in standby letters of credit, which include a $10.0 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn in November 2009, net of any settled or pending indemnity claims. The first $10.0 million letter of credit was drawn in November 2008, the first anniversary of closing. Our borrowing base in effect at December 28, 2008 allowed a maximum borrowing, including outstanding letters of credit, of $103.4 million. This reduction in our borrowing base from the full $120 million commitment reflects the lower fuel prices at year-end, which reduce our trade receivable and fuel inventory balances The reduction in fuel prices also tends to reduce our working capital requirements, and therefore our need to borrow against the revolver. Our unused availability on the revolver at December 28, 2008 was $67.5 million.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation (which we refer to, collectively, as the “issuers”), sold $170 million of 10 5/8% senior unsecured notes, due 2013 (referred to as the “original notes”). Proceeds from the sale of the original notes were used to fund the 2005 recapitalization, repay existing indebtedness and pay related fees and expenses. A portion of the proceeds from the IPO were used to redeem $50 million of the original notes, plus accrued interest and premium thereon on November 24, 2006.

The issuers issued and sold, on November 13, 2007, as part of the TCFS Acquisition, an additional $150 million in aggregate principal amount, and on June 23, 2008, an additional $30 million in aggregate principal amount, of 10 5/8% senior notes, due 2013 (which we refer to, alone, as the “additional notes” and together with the original notes, as the “senior notes”). The additional notes were issued under, and are governed by the terms of the indenture, dated as of December 21, 2005, governing the original notes (referred to as the “indenture”). Under the indenture, the original notes and the additional notes are subject to the same interest payment, ranking, redemption and change of control provisions, covenants and transfer restrictions and pay interest semiannually in arrears on June 15 and December 15 of each year. The senior notes mature on December 15, 2013 and are guaranteed by us and each existing and future domestic subsidiary of the issuers with the exception of one non-wholly-owned subsidiary.

We incurred approximately $7.7 million in total costs associated with the issuance of the additional senior notes, which were deferred and are being amortized to interest expense over the remaining life of the senior notes. We are also amortizing $4.4 million of issuance premiums as a credit to interest expense over the remaining life of the senior notes.

For more information regarding the terms of the revolving credit facility, the term loan facility and the senior notes, please see Note 10 in the accompanying Notes to Consolidated Financial Statements.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease financing and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes, revolving credit and term loan facilities, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of December 28, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in thousands)
Long-term debt obligations(1)	$9,233	$10,545	$10,545	$70,875	$300,000	$—	$401,198
Interest(2)	36,436	35,975	35,584	34,814	31,424	—	174,233
Operating lease obligations(3)	35,838	35,488	35,140	33,712	34,095	420,002	594,275

Total	$81,507	$82,008	$81,269	$139,401	$365,519	$420,002	$1,169,706

(1)	Payments for 2009 through 2012 reflect required principal payments on our term loan and promissory note. No principal amounts are due on our senior notes until December 2013. Assumes current balance of senior notes remain outstanding until maturity. Excludes activity on our revolving credit facility.
(2)

Includes interest on term debt (at assumed interest rate of 3.70%, based on LIBOR rate and our applicable margin as of December 28, 2008), senior notes and promissory note. Excludes interest on revolving credit facility, but includes letter of credit fees and a commitment fee on the full $120 million facility less the outstanding letters of credit, using the fee rate in effect at December 28, 2008.

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

Letter of Credit Commitments. The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our revolving credit facility as of December 28, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in thousands)
Standby letters of credit	$32,285	$ —	$ —	$ —	$ —	$ —	$32,285

At maturity, we expect to renew a significant number of our standby letters of credit, with the exception of the $10 million letter of credit related to TCFS Acquisition.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amounts of our electricity requirements through a future date at a fixed price. As of December 28, 2008, we had outstanding commitments of approximately $0.6 million for a portion of our estimated electricity requirements through the first half of 2009. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions have not been material to our operations and 73 positions were outstanding at December 28, 2008 with a fair value of $140,000 liability.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

See “Item 8. Consolidated Financial Statements and Supplementary Data —Notes to Financial Statements— Note 22. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2006, 2007 and 2008.

Impact of Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. During 2006, 2007 and 2008, motor fuel prices remained volatile. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk. Fuel hedging positions have not been material to our operations. We had 33 positions with a fair value of ($72,000) outstanding at December 30, 2007, and 73 positions with a fair value of ($140,000) outstanding at December 28, 2008. These fuel hedging positions are being held primarily to hedge fuel in the pipeline which we have purchased but not taken delivery.

We periodically enter into financial instruments to hedge or partially hedge interest rate exposure. We had no outstanding interest swaps during 2007 or 2008. During the first quarter of 2009, we entered into an interest rate swap on $70 million notional principal for a three-year term. The swap exchanges a floating to fixed rate against our variable-rate term loan. We do not maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.

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

Business Combinations and Intangible Assets Including Goodwill. We account for acquisitions using the purchase method of accounting and accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Debt issuance costs are amortized using the effective interest method over the term of the debt. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company and Town & Country Food Stores trade names are being amortized on a straight-line basis over fifteen and five years, respectively. Several intangible assets have been identified with infinite-lives including New Mexico liquor licenses, the Village Market trade name and certain franchise rights. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase operating costs and expense at that time.

At December 28, 2008, we had $238.0 million of goodwill recorded in conjunction with past business combinations. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), we have assessed the reporting unit definitions and determined that our Retail and Wholesale operating segments are the appropriate reporting units for testing goodwill impairment.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the periodic goodwill impairment test. Management uses all available information to make these fair value determinations, including current market capitalization and the estimated cash flows associated with each reporting unit. In addition, if the estimated fair value of a reporting unit is less than the book value (including the goodwill), further judgment must be applied in determining the fair values of individual assets and liabilities for purposes of the hypothetical purchase price allocations. At our annual measurement date, the estimated fair values for our Retail and Wholesale reporting units exceeded the recorded net book values (including goodwill) of the reporting units. However, a lower fair value estimate in the future for any of these reporting units could result in an impairment.

Property and Equipment. We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from three to forty years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on deprecation is treated on a prospective basis. Changes in the estimated life of assets could have a material effect on our results of operations. Effective December 31, 2007, our estimate of depreciable lives for buildings and underground storage tanks was modified to more closely reflect our actual experience. We now depreciate buildings over forty years instead of twenty years, and underground storage tanks over thirty years instead of fifteen years. This change was estimated to have an annual impact of approximately $0.9 million reduction in depreciation expense beginning in fiscal 2008.

Long-Lived Assets and Assets Held for Sale. Long-lived assets at the individual store level are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated discounted future cash flows related to the asset to the carrying value of the asset. If impairment is indicated, we then would write down the asset to its net realizable value (fair value less cost to sell). Assumptions are made with respect to cash flows expected to be generated by the related assets based upon management projections. Any changes in key assumptions used to compile these projections, particularly store performance or market conditions, could result in an unanticipated impairment charge. For instance, changes in market demographics, traffic patterns, competition and other factors may impact the overall operations of certain individual store locations and may require us to record impairment charges in the future.

Store properties that have been closed and other excess real property are recorded as assets held for sale, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets.

Insurance Liabilities. We use a combination of self-insurance and third-party insurance with predetermined deductibles that cover certain insurable risks. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated undiscounted liability is established based upon analysis of historical data and include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.

Asset Retirement Obligations. We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We periodically compare our cost estimates with actual removal experience, and when the actual costs we experience differ from our original estimates, we will adjust the liability for estimated future costs to remove the underground storage tanks.

Environmental Liabilities and Related Receivables. Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites related to the operation of underground storage tanks. We determine our liability on a site-by-site basis and record a liability when it is probable and can be reasonably estimated. Factors considered in the estimates of reserves are the expected cost and the estimated length of time to remediate each contaminated site. The estimated liability is not discounted. Certain environmental expenditures incurred for investigation and remediation of motor fuel sites are eligible for refund under the reimbursement programs administered by TCEQ. A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from our insurance, in which case we have recorded a liability for our net estimated exposure. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing rates, newly identified sites and changes in governmental policy. Changes in laws and regulations, the financial condition of the state trust funds and third-party insurers and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position.

Vendor Allowances and Rebates. We receive payments for vendor allowances, volume rebates, and other supply arrangements in connection with various programs used by vendors to promote their products. We often receive such allowances and rebates on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. As a result, we are required to make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement.

Stock-Based Compensation. The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, we accounted for options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. We adopted SFAS 123(R), Share-Based Payment, at the beginning of fiscal 2006 as a private company, and as such are applying SFAS 123(R) prospectively to newly issued stock options. Stock-based compensation expense for all awards granted after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of five years. We utilize historical forfeiture rates to estimate the expected forfeiture rates on our incentive options. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our incentive options.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of historical volatility of our common stock and the common stock of one of our peers over the most recent period commensurate with the estimated expected term of our stock options. We incorporate the volatility rates of one of our peers in our calculation due to the short period of time our stock has been publicly traded. As the trading history of our stock lengthens, we will incorporate more of our history and less of our peer’s history. The expected term of an award is based on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. If different factors for volatility, expected term or dividend yield were utilized, it could significantly change the fair value assigned to stock-based award at their grant date.

Income Taxes. Prior to October 24, 2006, the Company and its predecessors were organized as a partnership, and therefore income or loss was reported in the tax returns of its members, and no recognition was given to income taxes in the consolidated financial statements of the Company. Beginning October 24, 2006, all of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company’s actual results differ from estimated results due to changes in tax laws, the Company’s effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) effective for fiscal years beginning after December 15, 2006. FIN 48, which the Company adopted as of January 1, 2007, requires recognition and measurement of uncertain tax positions that the Company has taken or expects to take in its income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

New Accounting Pronouncements

SFAS No. 157. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on our financial position or results of operations. (See further discussion in Note 10.)

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The adoption of this Statement as of the beginning of our 2008 fiscal year did not have a material impact on our financial statements.

SFAS 141R. In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

SFAS 160. In December 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

SFAS 161. In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates. At December 28, 2008, we had $3.6 million outstanding on the credit facility. Our term loan facility, of which $101.1 million was outstanding at year end, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at December 28, 2008 would be to change interest expense by approximately $1.0 million.

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

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. In November 2003, we entered into an interest rate swap, which exchanged a 3.48% fixed rate for a variable LIBOR rate on a notional principal amount of $25.0 million, with a maturity date of December 29, 2006. During the first quarter of 2009, we entered into an interest rate swap on $70 million notional principal for a three-year term. The swap exchanges a floating to fixed rate against our variable-rate term loan.

We also purchase motor fuel on the Gulf Coast and transport it to West Texas via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 28, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of December 28, 2008, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Susser Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of December 28, 2008, December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 of Susser Holdings Corporation and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 13, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers,” in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2009 annual meeting of stockholders.

Item 11.	Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2009 annual meeting of stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2009 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2009 annual meeting of stockholders.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 28, 2008.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger LLC and Stripes Holdings LLC(7)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(7)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New(10)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(9)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(1)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

4.4	Form of Guarantee (included in Exhibit 4.1)(1)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

Exhibit No.	Description
4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(11)

4.8	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(18)

4.9	Form of 144A Note(11)

4.10	Form of Regulation S Note(11)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(7)

4.13	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(11)

4.14	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(16)

4.15	Form of Stock Certificate(1)

10.1	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement*

10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(7)

10.7	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser*

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(7)

10.9	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr.*

10.10	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(7)

10.11	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan*

10.12	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(7)

10.13	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre*

Exhibit No.	Description
10.14	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter(7)

10.15	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter*

10.16	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith(7)

10.17	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

10.18	Waiver and Release Agreement, dated as of February 6, 2008, between Ronald D. Coben and Susser Holdings Corporation(12)

10.19	Employment Letter by and between W. Alvin New and Susser Holdings Corporation, dated as of November 13, 2007(12)

10.20	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company dated September 1, 2008(17)

10.21	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.22	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(12)

10.23	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC, Susser Petroleum Company, LLC and National Retail Properties, L.P.(12)

10.24	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.25	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P.(1)

10.26	Form of Master Sale/Leaseback Agreement(1)

10.27	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

Exhibit No.	Description
10.30	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.31	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, L.P.(1)

10.32	Credit Agreement, dated as of November 13, 2008, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(11)

10.33	Amendment No. 1, dated May 6, 2008 to Credit Agreement dated November 13, 2008, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(14)

10.34	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) Effective October 1, 2003(12)

10.35	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008(15)

21.1	List of Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 28, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(13)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(15)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 26, 2008.
(17)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(18)	Incorporated by reference to the Registration Statement on Form S-4 of Susser Holdings Corporation filed April 29, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation

By:	/s/ SAM L. SUSSER
Sam L. Susser
President and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAM L. SUSSER Sam L. Susser	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ MARY E. SULLIVAN Mary E. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ WILLIAM F. DAWSON, JR. William F. Dawson, Jr.	Director	March 13, 2009

/s/ DAVID P. ENGEL David P. Engel	Director	March 13, 2009

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	March 13, 2009

/s/ ARMAND S. SHAPIRO Armand S. Shapiro	Director	March 13, 2009

/s/ SAM J. SUSSER Sam J. Susser	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 Susser Holdings Corporation changed its method of accounting for income taxes and in 2006 Susser Holdings Corporation changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 13, 2009

SUSSER HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2007	December 28, 2008
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,831	$8,284
Accounts receivable, net of allowance for doubtful accounts $1,360 at December 30, 2007 and $1,070 at December 28, 2008	69,368	51,549
Inventories, net	69,577	62,878
Assets held for sale	903	—
Other current assets	8,209	4,703

Total current assets	155,888	127,414
Property and equipment, net	410,745	408,733
Other assets:
Goodwill	248,809	237,953
Intangible assets, net	25,497	34,609
Other noncurrent assets	12,753	15,647

Total other assets	287,059	288,209

Total assets	$853,692	$824,356

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$127,756	$90,911
Accrued expenses and other current liabilities	39,406	34,738
Current maturities of long-term debt	3,937	9,233
Deferred purchase price—TCFS acquisition	10,000	10,000

Total current liabilities	181,099	144,882
Long-term debt	374,754	395,736
Revolving line of credit	34,640	3,630
Deferred gain, long-term portion	31,511	33,720
Deferred tax liability, long-term portion	27,145	28,323
Other noncurrent liabilities	20,068	13,087

Total long term liabilities	488,118	474,496
Minority interests in consolidated subsidiaries	684	731
Commitments and contingencies
Common stock, $.01 par value; 125,000,000 shares authorized; 17,006,662 issued and 16,995,338 outstanding as of December 30, 2007; 17,048,972 issued and 17,037,648 outstanding as of December 28, 2008	170	170
Additional paid-in capital	172,765	180,189
Retained earnings	10,856	23,888

Total shareholders’ equity	183,791	204,247

Total liabilities and shareholders’ equity	$853,692	$824,356

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Revenues:
Merchandise sales	$365,343	$444,218	$729,857
Motor fuel sales	1,876,641	2,247,220	3,474,222
Other income	23,175	25,924	35,804

Total revenues	2,265,159	2,717,362	4,239,883
Cost of sales:
Merchandise	246,251	299,652	479,215
Motor fuel	1,797,071	2,153,979	3,322,732
Other	421	1,132	1,288

Total cost of sales	2,043,743	2,454,763	3,803,235

Gross profit	221,416	262,599	436,648
Operating expenses:
Personnel	69,288	82,459	133,080
General and administrative	19,377	27,944	36,932
Operating	62,591	70,391	125,266
Rent	22,694	25,822	34,620
Royalties	3,574	66	—
Loss on disposal of assets and impairment charge	—	190	9
Depreciation, amortization, and accretion	22,780	29,469	40,842

Total operating expenses	200,304	236,341	370,749

Income from operations	21,112	26,258	65,899
Other income (expense):
Interest expense, net	(25,201)	(16,152)	(39,256)
Other miscellaneous	452	435	278

Total other expense, net	(24,749)	(15,717)	(38,978)
Minority interest in income of consolidated subsidiaries	(61)	(42)	(48)

Income (loss) before income taxes	(3,698)	10,499	26,873
Income tax (expense) benefit	(48)	5,753	(10,396)

Net income (loss)	$(3,746)	$16,252	$16,477

Earnings per common unit/share:
Basic	$(0.35)	$0.97	$0.98
Diluted	$(0.35)	$0.97	$0.97
Weighted average shares outstanding:
Basic	10,729,511	16,734,571	16,883,965
Diluted	10,729,511	16,817,417	16,976,320
Pro Forma Data (unaudited):
Historical net income (loss) before taxes	$(3,698)	$10,499
Pro forma income tax benefit (expense)	1,311	(3,909)

Pro forma net income (loss)	$(2,387)	$6,590

Pro forma earnings per common unit/share:
Basic	$(0.22)	$0.39
Diluted	$(0.22)	$0.39

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Interests	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Units	Shares	Par value
	(in thousands)
Balance at January 1, 2006	12,850	—	$—	$59,231	$(1,650)	$57,581
Net loss	—	—	—	—	(3,746)	(3,746)
Non-cash stock compensation	—	—	—	803	—	803
Finalization of purchase price allocation (deemed dividend to previous owners in excess of predecessor basis) related to 2005 recapitalization	—	—	—	(2,168)	—	(2,168)
Tax distribution declared to members	—	—	—	(4,110)	—	(4,110)
Exchange of common interests in Stripes Holdings LLC for common shares	(12,850)	9,349	93	(93)	—	—
Issuance of common stock in initial public offering	—	7,475	75	112,735	—	112,810

Balance at December 31, 2006	—	16,824	168	166,398	(5,396)	161,170
Net Income	—	—	—		16,252	16,252
Non-cash stock compensation	—	—	—	2,429	—	2,429
Issuance of common stock	—	171	2	3,938	—	3,940

Balance at December 30, 2007	—	16,995	170	172,765	10,856	183,791
Net Income	—	—	—	—	16,477	16,477
Reclassification of accumulated earnings at time of initial public offering	—	—	—	3,445	(3,445)	—
Non-cash stock compensation	—	—	—	3,946	—	3,946
Issuance of common stock	—	43	—	33	—	33

Balance at December 28, 2008	—	17,038	$170	$180,189	$23,888	$204,247

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(3,746)	$16,252	$16,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	22,780	29,469	40,842
Loss on disposal of property and impairment charge	—	190	9
Non-cash stock based compensation	803	2,429	3,946
Minority interest	52	54	48
Deferred income tax	—	(14,270)	106
Change in fair market value in non-qualifying derivatives	(330)	—	—
Amortization of debt premium	—	—	(520)
Changes in operating assets and liabilities:
Receivables	89	2,444	17,819
Inventories	(18)	(12,087)	6,699
Assets held for sale and other current assets	5,540	2,869	6,083
Intangible assets, net	2,577	1,361	1,915
Other noncurrent assets	(6,831)	4,227	(980)
Accounts payable	7,611	(4,744)	(36,849)
Accrued liabilities	(735)	3,325	5,332
Other noncurrent liabilities	(2,179)	(3,819)	(9,798)

Net cash provided by operating activities	25,613	27,700	51,129

Cash flows from investing activities
Purchases of property and equipment	(70,187)	(89,848)	(69,363)
Proceeds from disposal of property and equipment	5,747	1,086	1,496
Proceeds from sale/leaseback transactions	14,249	97,318	34,864
Acquisition of TCFS Holdings, Inc	—	(346,515)	(10,000)

Net cash used in investing activities	(50,191)	(337,959)	(43,003)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	258,690	30,736
Change in notes receivable	(190)	984	(379)
Payments on long-term debt	(50,000)	—	(3,938)
Revolving line of credit, net	(6,220)	34,640	(31,010)
Loan origination costs	—	(11,992)	(3,115)
Proceeds from issuance of equity	—	3,940	33
Proceeds from initial public offering, net of offering costs	112,810	—	—
Distributions to members	(3,000)	(1,110)	—

Net cash provided by (used in) financing activities	53,400	285,152	(7,673)

Net (decrease) increase in cash	28,822	(25,107)	453
Cash and cash equivalents at beginning of year	4,116	32,938	7,831

Cash and cash equivalents at end of year	$32,938	$7,831	$8,284

Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$23,757	$14,990	$37,080
Income taxes paid	51	1,450	16,493

Supplemental non-cash investing activities:
Accrual of deferred purchase price	$—	$20,000	$—

Supplemental non-cash financing activities:
Accrual of distribution to members	$1,110	$—	$—

See accompanying notes

SUSSER HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (“Susser” or “Company”), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico and Oklahoma. The Company was formed in May 2006, and in October 2006 completed an initial public offering (“IPO”). Susser became, immediately prior to the IPO, the holding company of Stripes Holdings LLC, which together with each of its direct and indirect subsidiaries, comprise all of the Company’s operations. Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to convenience stores since 1988.

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million senior notes outstanding at December 28, 2008, but do not conduct any operations (see Note 10). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loans and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2008 refer to the 52-week period ended December 28, 2008. All references to 2007 refer to the 52-week period ended December 30, 2007. All references to 2006 refer to the 52-week period ended December 31, 2006. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

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

Segment Reporting

We provide segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. We operate our business in two primary segments, both of which are included as reportable segments: our retail segment, which operates convenience stores selling a variety of merchandise, food items, services and motor fuel; and our wholesale segment, which sells motor fuel to our retail segment and to external customers. These are the two segments reviewed on a regular basis by our chief operating decision maker. Other operations within our consolidated entity are not material, and are aggregated as “other” in our segment reporting information (see Note 19). All of our operations are in the U.S. and no customers are individually material to our operations.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, estimated to be forty years for buildings and three to fifteen years for equipment and thirty years for underground storage tanks.

The company capitalizes interest expense as part of the cost of construction of facilities and equipment and amortizes this amount over the life of the underlying asset (see Note 15).

Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred.

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

Long-Lived Assets

Long-lived assets (including intangible assets) are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within depreciation and amortization expense in the statement of operations for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Indefinite-lived intangibles are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, based on an allocation of current market capitalization, and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, additional valuations would be performed to determine if any goodwill impairment exists.

Other Intangible Assets

Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable and unfavorable lease arrangements, New Mexico liquor licenses, and the fair value attributable to trade names and franchise rights. We account for other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Indefinite-lived intangibles are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Debt issuance costs are being amortized using the effective interest method, over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable and unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company trade name is being amortized on a straight-line basis over fifteen years. The fair value of the Town & Country Food Stores trade name is being amortized on a straight line basis over five years. The liquor licenses, franchise rights, and Village Market trade names have been determined to be indefinite-lived assets and are not amortized.

Store Closings and Asset Impairment

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company closed ten, seven and four retail stores during 2006, 2007 and 2008, respectively. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed when incurred and were approximately $2.5 million, $3.2 million and $4.2 million for 2006, 2007 and 2008, respectively.

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

Environmental Liabilities

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. Certain environmental expenditures incurred for gasoline sites are eligible for refund under the reimbursement programs administered by the Texas Commission on Environmental Quality (“TCEQ”). A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from the Company’s tank owners insurance coverage, in which case the Company has recorded a liability for its estimated net exposure.

Asset Retirement Obligations

The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. Effective December 30, 2007, we updated our estimates in computing the estimated liability for the removal of underground storage tanks, based on a change in the estimated timing of cash flows. This change in estimate is reflected as a decrease in the liability and a decrease in the associated asset. (See Note 11).

Revenue Recognition

Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the time of sale or when fuel is delivered to the customer. The Company charges its dealers for third-party transportation costs, which are included in revenues and cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. We typically own the fuel dispensing equipment and underground storage tanks at consignment sites, and in some cases we own the entire site and have entered into an operating lease with the wholesale customer operating the site. The amount of fuel inventory held on consignment is provided in Note 5. We derive service revenue from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, payphones and other ancillary product and service offerings. We record service revenue on a net commission basis at the time the services are rendered.

Vendor Allowances, Rebate and Deferred Branding Incentives

We receive payments for vendor allowances, volume rebates, deferred branding incentives related to our fuel supply contracts and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. For the years ended 2006, 2007 and 2008 we recognized earned rebates of $17.6 million, $20.5 million and $29.6 million, respectively. Unearned payments are deferred and amortized as earned over the term of the respective agreement. During 2007 we revised our amortization method on deferred branding incentives to straight line over the term of the agreement based on the historical experience of rarely de-branding a site before the expiration of the contract. This change in policy was accounted for as a change in estimate and resulted in an additional $1.0 million of rebate amortization being recognized in 2007.

Prior to 2008, we reflected the amortization of deferred branding incentives as a reduction to other operating expenses. Beginning in 2008, we are reducing fuel cost of sales by the amount considered earned, or amortized. We have reclassified prior periods presented for consistency.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is not more likely than not of being sustained, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. (See further discussion in Note 16).

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on other retail fuel sales were approximately $153.8 million, $178.2 million and $273.5 million for 2006, 2007 and 2008, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on other retail sales were approximately $25.6 million, $31.5 million and $39.5 million for 2006, 2007 and 2008, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations.

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

The Company periodically enters into interest rate swaps to manage its interest rate risk. Historically, such positions have been designated as fair value hedges, and as such, the fair value is recorded on the balance sheet as either an other asset or accrued expense, depending on the value being positive or negative. Net proceeds received and the change in value of the swap are recorded as reductions to or increases in interest expense (see Note 15). There were no positions open at December 30, 2007 or December 28, 2008.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. Net proceeds received and the change in value of the derivatives are recorded as increases or decreases to fuel cost of sales. At December 28, 2008, the Company held 73 fuel futures contracts with a fair value of ($140,000).

The Company had firm purchase commitments of approximately $0.6 million as of December 28, 2008, for electricity which will be consumed in the Company’s facilities in the ordinary course of business during the first half of 2009. The Company does not trade in electricity derivatives.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, accounts payable, and accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

Stock-Based Compensation

The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, the Company accounted for options in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (see Note 18). The Company adopted SFAS No. 123(R), Share-Based Payment, at the beginning of fiscal 2006, when the Company was private, and is applying SFAS No. 123(R) prospectively to newly issued stock options.

Reclassification

Certain prior year balances have been reclassified for comparative purposes. Deferred rebranding incentives have been reclassified from a reduction of operating expenses to fuel cost of sales for all years presented. The amounts for fuel vendor incentives were $0.6 million, $1.5 million and $0.8 million for 2006, 2007 and 2008, respectively. We became a taxable corporation concurrent with our IPO at which time we had accumulated earnings of $3.4 million. We have reclassified this amount from retained earnings to additional paid-in capital within shareholders’ equity in the current year.

Concentration Risk

The Company purchases approximately 40% of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”). The Company has been using McLane since 1992. The current three year contract expires December 2010.

Valero and Chevron supplied approximately 48% and 24%, respectively, of the Company’s motor fuel purchases in fiscal 2008. The Company has contracts with Valero and Chevron that expire in July 2018 and August 2011, respectively.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on our financial position or results of operations. (See further discussion in Note 10.)

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

SFAS 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in have been recorded and disclosed following existing GAAP through December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

SFAS 160

In December 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our future consolidated financial statements.

3. Acquisition of TCFS Holdings, Inc.

On November 13, 2007, the Company acquired 100% of the issued and outstanding capital stock of TCFS Holdings, Inc., a Texas corporation and the parent of the Town & Country Food Stores chain of convenience stores (“TCFS” or “Town & Country”). Total merger consideration (after adjustments) was approximately $355.6 million, which included the repayment or defeasance of approximately $114.9 million of net debt of TCFS and its subsidiaries and the posting of two $10 million letters of credit held in escrow eligible to be drawn upon on each of the first and second anniversaries of closing, respectively, in either case, net of any settled or pending indemnity claims, but excluded a tax benefit payment of approximately $6.2 million made at closing, which the Company will realize through future tax savings of a greater amount. The Company accounted for the acquisition of TCFS Holdings, Inc. (“TCFS Acquisition”) as a business combination.

Financing for the TCFS Acquisition, including related fees and expenses of approximately $16.7 million, was provided for by (1) $153.8 million in proceeds, including a premium of $3.8 million, from a $150 million aggregate principal amount of 10-5/8% Senior Notes due 2013 issued by Susser Holdings, L.L.C., (2) a $105 million senior secured term loan facility of Susser Holdings, L.L.C., (3) $51.2 million net proceeds from a concurrent sale/leaseback transaction, (4) $11.3 million from the senior secured revolving credit facility of Susser Holdings, L.L.C. and (5) $42.2 million of cash on hand.

The preliminary and final allocations of purchase price included in the balance sheets presented as of December 30, 2007, and December 28, 2008, respectively, are as follows:

	December 30, 2007	December 28, 2008
	(in thousands)
Assets Acquired:
Receivables	$27,748	$27,748
Inventories	20,194	19,987
Other current assets	3,356	3,356
Property and equipment, net	213,221	212,918
Other assets	239	226

Total assets	264,758	264,235

Liabilities Assumed:
Accounts payable	47,663	47,663
Accrued expenses and other current liabilities	16,383	17,025
Deferred tax liabilities	37,399	36,897
Noncurrent liabilities	845	915

Total liabilities	102,290	102,500

Net tangible assets acquired, net of cash	162,468	161,735
Intangible assets	—	11,588
Goodwill	204,047	193,192

Total consideration paid, including direct acquisition costs, net of cash acquired	366,515	366,515
Deferred consideration	(20,000)	(20,000)

Total cash consideration paid	$346,515	$346,515

Goodwill recognized for this transaction was $193.2 million, of which $23.1 million is deductible for tax purposes. Approximately $3.1 million of goodwill was allocated to the wholesale operating segment, with the balance allocated to the retail segment. In addition, $0.8 million of restructuring charges were accrued in 2007 and have been fully utilized in 2008. All acquired goodwill has an indefinite life. Other identified intangible assets include trade names, New Mexico liquor licenses, non-compete agreements, franchise rights and unfavorable leaseholds.

The following unaudited pro forma information presents a summary of our consolidated results of operations for 2007 as if the TCFS Acquisition had occurred at the beginning of fiscal 2007.

Unaudited Twelve Months Ended December 30, 2007
(in thousands, except per share amounts)
Revenues	$3,506,180
Cost of sales(a)	3,124,387

Gross profit	381,793
Operating expenses:
Personnel	115,038
General and administrative	36,564
Other operating	101,797
Rent(b)	30,872
Loss on disposal of assets and impairment charge	150
Depreciation, amortization and accretion(c)	41,211

Total operating expenses	325,632
Income from operations	56,161
Interest and other miscellaneous expense, net(d)	(41,006)

Income before income taxes	15,155
Income taxes(e)	(6,691)

Net income	$8,464

Pro forma EPS:
Basic	$0.51
Diluted	$0.50

The pro forma adjustments reflected above related to the acquisition of Town & Country are as follows:

(a)	Elimination of the impact of the write down of inventory to the LIFO basis of $2.6 million in 2007.

(b)	Reflecting the additional rent expense of $3.7 million related to the sale leaseback transaction closed as part of the acquisition.

(c)	Reflecting the increase in depreciation expense from the valuation of fixed assets to fair market value and the elimination of depreciation expense for assets sold in the sale leaseback, for a net increase of $0.7 million.

(d)	Reflecting the increase in interest expense related to the issuance of $105.0 million in bank debt and $150.0 million of senior notes and the amortization of the related prepaid loan costs. Also eliminates the interest expense related to the payoff of the existing Town & Country debt of $134.1 million.

(e)	Recording of an income tax provision at an effective rate of 36% plus margin tax of 0.5% of gross profit.

4. Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2007	December 28, 2008
	(in thousands)
Accounts receivable, trade	$52,383	$35,829
Receivable from state reimbursement funds	2,505	1,529
Vendor receivables for rebates, branding and others	6,438	7,739
ATM fund receivables	3,138	4,216
Notes receivable, short term	475	641
Other receivables	5,789	2,665
Allowance for uncollectible accounts, trade	(1,024)	(729)
Allowance for uncollectible accounts, environmental	(336)	(341)

Accounts receivables, net	$69,368	$51,549

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
December 31, 2006	$—	$906	$—	$906
December 30, 2007	906	455	337	1,024
December 28, 2008	1,024	230	525	729

Allowance for environmental cost reimbursements:
December 31, 2006	$—	$273	$—	$273
December 30, 2007	273	96	33	336
December 28, 2008	336	64	59	341

5. Inventories

Inventories consisted of the following:

	December 30, 2007	December 28, 2008
	(in thousands)
Merchandise	$37,961	$41,425
Fuel—retail	25,391	15,740
Fuel—wholesale consignment	3,382	1,639
Lottery	1,257	1,657
Maintenance spare parts	2,113	3,232
Less allowance for inventory shortage and obsolescence	(527)	(815)

Total	$69,577	$62,878

An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged as Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
December 31, 2006	$—	$1,123	$562	$561
December 30, 2007	561	570	604	527
December 28, 2008	527	314	26	815

6. Assets Held for Sale

Assets held for sale at December 30, 2007, and classified as short term were $0.9 million. No assets held for sale at December 28, 2008, were classified as short term. Assets held for sale at December 30, 2007 and December 28, 2008 and classified as other noncurrent assets were $7.7 million and $10.2 million, respectively. Assets held for sale consist largely of under-performing retail stores that have been closed and excess land. Impairment charges recorded in 2007 and 2008 were immaterial. Fair value is determined based on prices of similar assets.

7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 30, 2007	December 28, 2008
	(in thousands)
Land	$127,532	$122,883
Building and leasehold improvements	182,494	197,069
Equipment	130,476	155,002
Construction in progress	14,260	15,326

	454,762	490,280
Less accumulated depreciation	44,017	81,547

Total	$410,745	$408,733

Depreciation expense on property and equipment was approximately $19.8 million, $26.5 million and $38.2 million for 2006, 2007 and 2008, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company records closed stores or any other excess properties for sale as assets held for sale in current assets at the lower of its carrying cost or fair value, less cost to sell.

During 2006, the Company recorded no gain or loss on disposal of assets. During 2007, the Company recorded a net loss of $0.2 million on disposal of assets. During 2008, the Company recorded a net loss of less than $0.1 million on disposal of assets. Gains and losses are recorded in gain/loss on disposal of assets and impairment charge in the statements of operations.

8. Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended December 30, 2007 and December 28, 2008:

	Year Ended
	December 30, 2007	December 28, 2008
	(in thousands)
Balance of beginning of period	$44,762	$248,809
Purchase accounting adjustments	—	(10,856)
Acquisitions	204,047	—

Balance at end of period	$248,809	$237,953

Purchase accounting adjustments relate to the finalization of valuations for the TCFS Acquisition. Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. No impairment charges related to goodwill were recognized in 2006, 2007 or 2008. Certain items included in goodwill are deductible for income tax purposes, primarily costs incurred to defease the debt of TCFS.

Other Intangibles

In accordance with SFAS No. 142, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets at December 30, 2007 and December 28, 2008.

	December 30, 2007			December 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name(1)	$—	$—	$—	$570	$—	$570
Franchise rights(1)	—	—	—	389	—	389
Liquor licenses(1)	—	—	—	11,185	—	11,185

Amortized
Supply agreements	4,880	1,506	3,374	5,952	2,203	3,749
Favorable lease arrangements, net(1)	4,616	1,636	2,980	2,879	2,517	362
Loan origination costs	17,058	1,615	15,443	18,142	4,528	13,614
Trade names(1)	4,246	566	3,680	5,756	1,222	4,534
Other(1)	200	180	20	520	314	206

Total	$31,000	$5,503	$25,497	$45,393	$10,784	$34,609

(1)	Changes to the gross carrying amounts are related to the finalization of purchase accounting related to the TCFS Acquisition.

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for 2006, 2007 and 2008 was $2.6 million, $2.7 million and $2.4 million, respectively. The loan fee amortization included in interest expense for 2006, 2007 and 2008 was $2.6 million, $1.5 million, and $2.9 million, respectively. The write-off of unamortized loan costs related to debt prepaid of $1.8 million and $0.4 million in 2006 and 2007, respectively, was included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of December 28, 2008 (in thousands):

	Amortization	Interest
2009	$1,473	$3,048
2010	1,356	3,029
2011	1,089	2,994
2012	1,035	2,832
2013	657	1,710

9. Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 30, 2007	December 28, 2008
	(in thousands)
Property and sales tax	$7,142	$8,582
Current and deferred income tax	5,453	835
Payroll and employee benefits	10,752	10,252
Reserve for environmental remediation, short-term	1,876	1,969
Insurance reserves	4,717	4,502
Deferred branding incentives, short-term	301	346
Deferred gain, short-term	1,725	2,028
Interest payable	1,842	1,888
Deposits and other	5,598	4,336

Total	$39,406	$34,738

At December 30, 2007 and December 28, 2008, the Company had approximately $3.9 million and $4.7 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $3.6 million and $4.4 million, respectively, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

As of December 30, 2007 and December 28, 2008, the Company had recorded $33.0 million and $35.7 million, respectively of deferred gain on assets sold and leased back. The gain is being amortized over the initial lease terms, most of which are 20 years. The amount of deferred gain to be recognized as a reduction to rent expense over the next twelve months is included in accrued expenses and other current liabilities, with the remaining amount included in deferred gain, long-term portion on the balance sheet.

10. Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2007	December 28, 2008
	(in thousands)
10 5/8% senior unsecured notes due 2013	$270,000	$300,000
Term loan facility, bearing interest at LIBOR plus applicable margin (7.53% at December 30, 2007 and 3.70% at December 28, 2008), principal due in quarterly installments through November 13, 2012	105,000	101,063
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (7.75% at December 30, 2007 and 3.75% at December 28, 2008)	34,640	3,630
Other notes payable	—	135
Unamortized bond premium	3,691	3,771

Total debt	413,331	408,599
Less: Current maturities	3,937	9,233

Long-term debt, net of current maturities	$409,394	$399,366

At December 28, 2008, scheduled future debt maturities, excluding amounts outstanding on the revolving credit agreement, are as follows (in thousands):

2009	$9,233
2010	10,545
2011	10,545
2012	70,875
2013	300,000

Total	$401,198

The fair value of debt as of December 28, 2008, is estimated to be approximately $365.8 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the variable-rate term loan, revolving credit facility and promissory note.

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

Events of default, which are subject to customary grace periods, thresholds and exceptions, where appropriate, as defined under the terms of the indenture governing the Senior Notes include: failure to pay when due interest on, or liquidated damages, if any, with respect to, the Senior Notes; failure to pay when due the principal of, or premium, if any, on the Senior Notes; failure to comply with the asset sale, change of control or merger covenants contained in the indenture; failure to comply with any of the other agreements in the indenture; default on certain other debt (including certain debt incurred under our Credit Facilities) if that default causes such debt to become accelerated prior to its express maturity; failure to pay certain final and non-appealable judgments; any note guarantee is held in any judicial proceeding to be unenforceable or invalid or any guarantor denies or disaffirms its obligations under its note guarantee; and certain events of bankruptcy.

In the case of an event of default arising from certain events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

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

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of December 28, 2008, we had $3.6 million outstanding under the revolving credit facility, $32.3 million in standby letters of credit, and borrowing base to support the use of $103.4 million of the facility, leaving approximately $67.5 million available on the revolver.

The term loans under the credit facility are secured by a first priority security interest in (a) 100% of the Borrower’s outstanding ownership interests, 100% of the outstanding ownership interests of each of our existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of Borrower, the Company and Stripes Holdings LLC and each subsidiary guarantor; (c) substantially all of the present and future property and assets, real (other than real property excluded from the borrowing base) and personal, of Borrower, the Company and Stripes Holdings LLC and each subsidiary guarantor, including, but not limited to, equipment, inventory, accounts receivable, certain owned real estate included in the borrowing base (but in any event excluding owned real estate, leaseholds and fixtures of TCFS), investment property, license rights, patents, trademarks, trade names, copyrights, other intellectual property and other general intangibles, insurance proceeds and instruments; and (d) all proceeds and products of all of the foregoing. Additionally, the loans under the revolving credit facility are secured by a first priority security interest in certain real property and related assets owned on the closing date of the TCFS Acquisition by TCFS and its subsidiaries. The term loan is subject to quarterly amortization of principal, in equal quarterly installments (except in year 5) in the following annual amounts: 5% in year 1; 7.5% in year 2; 10% in year 3; 10% in year 4; 2.5% in each of the first three quarters of year 5 and the balance on the maturity date.

The term loan facility and the revolving credit facility also include certain events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, fees or other amounts when due; any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the loan documentation; default on certain other indebtedness (including the Senior Notes); certain monetary judgment defaults and material non-monetary judgment defaults; bankruptcy and insolvency defaults; actual or asserted impairment of loan documentation or security; a change of control; and customary ERISA defaults.

In the case of an event of default arising from certain events of bankruptcy or insolvency, all borrowings under the Credit Facilities will become due and payable immediately without further action or notice. If any other event of default under the Credit Facilities occurs and is continuing, the lenders holding at least 50% of the sum of (i) outstanding borrowings under the Credit Facilities and (ii) unused commitments under the revolving credit facility may declare all outstanding indebtedness under the Credit Facilities to be due and payable immediately.

The interest rates for both the revolver and term loan facility are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. We pay a commitment fee on the unused portion of the revolver, which is subject to adjustment based on a leverage grid.

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of December 28, 2008.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt. The Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. There were no interest rate swaps outstanding at December 30, 2007, or December 28, 2008.

The Company has entered into interest rate swaps subsequent to the end of 2008 for a notional $70 million principal amount. The swaps exchange variable rate interest for fixed rates over a three year term.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2007, the Company held fuel futures contracts with a fair value of ($72,000). At December 28, 2008, the Company held fuel futures contracts with a fair value of ($140,000).

11. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 30, 2007	December 28, 2008
	(in thousands)
Deferred branding incentives and other, long-term	$2,629	$4,543
Accrued straight-line rent	3,058	4,109
Reserve for underground storage tank removal	3,663	3,570
Reserve for environmental remediation, long-term	718	865
Deferred purchase price—TCFS acquisition	10,000	—

Total	$20,068	$13,087

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. The liability has been discounted using credit-adjusted risk-free rates ranging from 9.0% to 9.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. As of December 30, 2007, we re-evaluated the useful life assumptions that had been previously used in our estimates of future cash flows, and revised our estimates from 30 years for all tanks, to either 30 or 45 years, depending on tank composition. The effect of this change is reflected as a revision in the timing of estimated cash flow. The change in estimate was recorded as a reduction to the liabilities by site. The related assets were also reduced, but to the extent the net book value of an asset was less than the required adjustment, the incremental adjustment was recorded as a credit to depreciation expense. We recorded a total credit to depreciation expense of $0.5 million related to this adjustment. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended December 30, 2007 and December 28, 2008:

	Year Ended
	December 30, 2007	December 28, 2008
	(in thousands)
Balance at beginning of period	$3,520	$3,663
Liabilities incurred	28	21
Liabilities assumed—acquisitions	845	—
Liabilities settled	(498)	(366)
Revisions in estimated cash flows	(518)	—
Accretion expense	286	252

Balance at end of period	$3,663	$3,570

12. Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of its employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2006, 2007 and 2008, net of forfeitures, were approximately $0.4 million, $0.4 million and $0.5 million, respectively.

We also have established a Nonqualified Deferred Compensation Plan (NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2006, 2007 and 2008 was less than $0.1 million in each year. The unfunded accrued liability included in accrued liabilities as of December 30, 2007 and December 28, 2008, was $1.7 million and $1.6 million, respectively.

13. Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $2.0 million in 2009, $2.0 million in 2010, $1.6 million in 2011, $0.4 million in 2012 and $0.3 million in 2013. The lease expiration dates range from 2009 to 2018, with additional option periods extending from 2014 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 14.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, plus reimbursement for the actual out-of-pocket costs of pilots and their related expenses, for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.4 million, $0.4 million and $0.4 million during 2006, 2007 and 2008, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% minority interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million and $0.2 million in 2007 and 2008, respectively. The future minimum lease payments are $0.1 million in 2009 and none in 2010. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership and their voting rights have been assigned to a subsidiary.

14. Commitments and Contingencies

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

During 2007 and 2008, Stripes sold 20 and 15 retail stores, respectively, to unrelated parties and entered into leaseback agreements for each of the stores. Additionally, we entered into sale/leaseback transactions for 13 stores acquired in the TCFS Acquisition in November 2007. The leases contain primary terms typically of 20 years with annual escalation. The leases are being accounted for as operating leases. We have no continuing involvement with respect to these leases.

The components of net rent expense are as follows:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
	(in thousands)
Cash rent:
Store base rent	$22,074	$25,189	$34,424
Equipment rent	426	522	747
Contingent rent	139	133	195

Total cash rent	22,639	25,844	35,366
Non-cash rent:
Straight-line rent	1,541	1,509	1,261
Amortization of deferred gain from sale leaseback	(1,486)	(1,531)	(2,007)

Net rent expense	$22,694	$25,822	$34,620

Sublease rental income for 2006, 2007 and 2008 was $0.7 million, $0.7 million and $0.8 million, respectively, and is included in other income.

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2009	$35,838
2010	35,488
2011	35,140
2012	33,712
2013	34,095
Thereafter	420,002

Total	$594,275

Letters of Credit

We were contingently liable for $32.3 million related to revocable letters of credit required by various insurers and suppliers at December 28, 2008. Included in this amount is a $10 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon in November 2009, net of any settled or pending indemnity claims.

Environmental Remediation

We are subject to various federal, state and local environmental laws and make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third party liability claims. For 2008, our coverage in Texas was $1.0 million per occurrence, with a $5.0 million aggregate and $0.5 million deductible. Our coverage in Oklahoma is $1.0 million per occurrence, with a $2.0 million aggregate and $250,000 deductible. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.6 million and $2.8 million, of which $1.8 million and $2.0 million are classified as accrued expenses and other current liabilities as of December 30, 2007 and December 28, 2008, respectively, with the balance included in other noncurrent liabilities. As of December 28, 2008, approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 18 sites that qualify for reimbursement under state funds. The remaining $1.3 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 34 additional sites. There are 48 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.6 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $2.9 million and $1.9 million for the estimated probable state reimbursements, of which

$2.2 million and $1.0 million are included in current receivables as of December 30, 2007 and December 28, 2008, respectively. The remaining $0.7 million and $0.9 million are included in other assets as of December 30, 2007 and December 28, 2008, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund for releases that occurred prior to December 23, 1998 will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of December 28, 2008, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 28, 2008. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.5 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 28, 2008, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $11.1 million. Of this amount, approximately $5.9 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $4.9 million recorded on the balance sheet as of December 28, 2008, of which $0.3 million is included in accrued expenses and other current liabilities and $4.6 million is included in other noncurrent liabilities.

15. Interest Expense

The components of interest expense and interest income are as follows:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
	(in thousands)
Interest expense	$23,832	$16,227	$36,715
Fair market value change in derivatives	(330)	—	—
Cash paid on interest rate swap	270	—	—
Capitalized interest	(346)	(550)	(170)
Amortization of loan costs & issuance premium	2,591	1,543	2,913
Cash interest income	(816)	(1,068)	(202)

Interest expense, net	$25,201	$16,152	$39,256

16. Income Tax

In connection with the closing of the reorganization and initial public offering on October 24, 2006, the Company converted from a limited liability company to a “C” corporation and established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, the Company recorded a cumulative net deferred tax asset of less than $0.1 million on that date, which is net of a valuation allowance of $9.7 million. The Company considered its historical taxable income and its estimates of future taxable income in making a determination of a reasonable valuation allowance. During the year ended December 30, 2007, the Company generated pre-tax book income as well as taxable income which resulted in the utilization of all net operating loss carry-forwards. In addition, as a result of the acquisition of TCFS, the Company recorded an additional $39.4 million of deferred tax liability. Therefore, in evaluating the need for valuation allowance at December 30, 2007, the Company determined that it was more likely than not that the full deferred tax assets would be realized and released the entire previously established valuation allowance.

Components of the Company’s income tax benefit and provision for the period following the Company’s conversion to a “C” corporation through December 31, 2006 and the fiscal years ended December 30, 2007 and December 28, 2008, are as follows:

		Year Ended
	October 24, 2006 Through December 31, 2006	December 30, 2007	December 28, 2008
		(in thousands)
Current:
Federal	$—	$7,826	$8,158
State	51	693	1,699

Total current income tax expense	51	8,519	9,857
Deferred:
Federal	—	(14,108)	539
State	(3)	(164)	—

Total deferred tax expense (benefit)	(3)	(14,272)	539

Net income tax expense (benefit)	$48	$(5,753)	$10,396

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for October 24, 2006 through December 31, 2006 and the fiscal years 2007 and 2008, which excludes the deferred tax charge discussed above, are as follows:

		Year Ended
	October 24, 2006 Through December 31, 2006	December 30, 2007	December 28, 2008
		(in thousands)
Tax at statutory federal rate	$(1,294)	$3,674	$9,405
State and local tax, net of federal benefit	48	344	1,104
Tax benefit recognized upon change in entity status	(7,369)	—	—
Difference in tax expense related to income not taxed to company	(1,009)	—	—
Increase (decrease) in valuation allowance	9,666	(9,662)	—
Other	6	(109)	(113)

Tax expense per financial statement	$48	$(5,753)	$10,396

Components of deferred tax assets and (liabilities) are as follows:

	December 30, 2007	December 28, 2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,156	$1,386
Nonqualified deferred compensation	625	585
Accrued straight-line rent	1,188	1,644
Allowance for doubtful accounts	487	180
Inventory reserves	190	294
Environmental reserves	472	610
Deferred gain on sale leaseback transactions	11,918	12,912
Intangible assets	—	200
Deferred revenue	728	1,384
Stock-based compensation expense	1,170	2,596
Other	631	1,360

Total deferred tax assets	18,565	23,151
Deferred tax liabilities:
Fixed assets	40,184	46,965
Intangible assets	1,110	—
Prepaid expenses	688	290
Other	25	—
LIFO adjustment	1,668	1,112

Total deferred tax liabilities	43,675	48,367

Net deferred income tax assets (liabilities)	$(25,110)	$(25,216)

Current net deferred tax assets (liabilities)	$2,035	$3,106

Noncurrent net deferred tax assets (liabilities)	$(27,145)	$(28,322)

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized no adjustment to income tax accounts that existed as of December 31, 2006. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. Interest and penalties incurred by the Company have not been material in 2007 or 2008. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation, and the statute of limitations remains open on all years since then. The Company files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma and New Mexico. The Company is subject to examinations in all jurisdictions for all returns filed since October 24, 2006.

No adjustments have been recorded to the balance of unrecognized tax benefits and therefore no balance exists at December 28, 2008 as all tax positions are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

17. Shareholders’ Equity

Prior to October 2006, the Company was structured as a limited liability company and its membership interests were not publicly traded. On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share for an aggregate offering price of $123.3 million. We received $112.8 million in net proceeds from the IPO after payment of fees, expenses and underwriting discounts of approximately $10.5 million. Concurrent with the IPO, all existing member interests and options in Stripes Holdings LLC were converted to an equivalent number of shares or options in Susser Holdings Corporation.

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,006,662 were issued and 16,995,338 outstanding as of December 30, 2007, and 17,048,972 were issued and 17,037,648 outstanding as of December 28, 2008, respectively. Included in these amounts are 114,934 and 119,130 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 1,708,842 shares of common stock are outstanding as of December 28, 2008, 320,999 of which are vested. (see Note 18)

18. Share-Based Compensation

Stock Options

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. In connection with the IPO, the options under the Stripes Holdings LLC Unit Option Plan (the Stripes Option Plan), were converted into options to purchase an aggregate of 205,285 shares of Susser common stock under the 2006 Plan on an equivalent basis at an exercise price of $13.92, with such converted options having the same vesting and forfeiture terms as those of the options originally granted under the Stripes Option Plan.

A total of 1,708,842 options were outstanding at December 28, 2008, of which 320,999 are exercisable. The options generally vest over five years, with one–third vesting on the third, fourth and fifth anniversary of the grant date, and expire 10 years after date of grant. The non–exercisable options outstanding at December 28, 2008 vest on various dates from December 2009 to June 2013.

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

The following table illustrates the effect on net income for fiscal 2007 and 2008 had compensation cost for options granted under the Stripes Option Plan been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123:

	Year Ended
	December 30, 2007	December 28, 2008
	(in thousands)
Net income, as reported	$16,252	$16,477
Deduct: Compensation expense on stock options determined under fair value based method for awards under the Stripes Option Plan, net of tax	65	67

Total	$16,187	$16,410

The following table summarizes certain information regarding stock option activity for the fiscal 2006, 2007 and 2008:

	Number Options Outstanding	Weighted Average Exercise Price
Balances at January 1, 2006 (Stripes Option Plan)	328,506	$10.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(42,716)	10.00

Balances at October 18, 2006 (Stripes Option Plan)	285,790	10.00
Conversion to options in Company upon IPO	(80,505)	—
Balances at October 18, 2006 (2006 Plan)	205,285	13.92
Granted	1,023,006	16.50
Exercised	—	—
Forfeited or expired	—	—

Balances at December 31, 2006	1,228,291	16.07
Granted	482,743	22.57
Exercised	—	—
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Exercised	—	—
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	$17.17

Exercisable at December 28, 2008	320,999	$14.36

At December 28, 2008, all outstanding options had an aggregate intrinsic value of $0.6 million and a weighted average remaining contractual life of 7.9 years. The vested options had no intrinsic value and a weighted average remaining contractual life of 7.0 years. No options had been exercised as of December 28, 2008.

Following our IPO, the fair value of each option grant has been estimated using the Black-Scholes-Merton option pricing model, with the following weighted assumptions and results:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
Weighted-average grant fair value	$7.36	$10.03	$7.52
Exercise price	$16.50	$22.57	$17.14
Stock value on date of grant	$16.50	$22.57	$17.14
Risk-free interest rate	4.7%	3.8%	3.4%
Expected dividend yield	0%	0%	0%
Weighted average expected life (years)	6.3	7.0	7.0
Expected volatility	36.1%	35.2%	36.4%

Volatility was estimated by using the historical volatility of an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the shortcut method, as allowed by SFAS No. 123(R). The aggregate grant-date fair value of options granted during fiscal 2006, 2007 and 2008 was approximately $7.5 million, $4.8 million and $3.6 million, respectively. We recorded $0.4 million, $2.0 million and $3.3 million in stock compensation expense during fiscal 2006, 2007 and 2008, respectively for the options outstanding under the 2006 Plan. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 54 months is a total of $6.3 million. No options have been exercised yet.

Unvested Stock

The Company has also granted shares of restricted stock. The shares generally vest over five years, with one-third vesting on the third, fourth and fifth anniversary of the grant date. Concurrent with the IPO, restricted units of Stripes Holdings LLC were converted to 0.130104 restricted shares of Susser common stock. The following table summarizes certain information regarding the restricted stock grants:

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 1, 2006	912,823	$1.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at October 18, 2006	912,823	1.93
Conversion to Company nonvested shares	(794,065)	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	118,758	14.83
Granted	7,500	17.92
Vested	—	—
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	$15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	$17.05

Stock-based compensation expense of $0.4 million, $0.4 million and $0.6 million was recognized during 2006, 2007 and 2008, respectively. The remaining compensation expense to be recognized over the next 54 months is a total of $1.1 million.

19. Segment Reporting

The Company operates its business in two primary operating segments, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services, and pay phones. The wholesale segment, SPC (a subsidiary of Stripes), purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements, to Company-owned unattended fueling sites and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the all other column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Year Ended December 31, 2006

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$365,343	$—	$—	$—	$365,343
Fuel	953,004	1,685,265	(761,628)	—	1,876,641
Other	18,894	3,942	(443)	782	23,175

Total revenue	1,337,241	1,689,207	(762,071)	782	2,265,159
Gross profit
Merchandise, net	119,092	—	—	—	119,092
Fuel	54,203	25,367	—	—	79,570
Other	18,894	3,942	(443)	361	22,754

Total gross profit	192,189	29,309	(443)	361	221,416
Selling, general and administrative expenses	166,419	9,722	(443)	1,826	177,524
Depreciation, amortization and accretion	17,284	4,840	—	656	22,780
Other operating expenses(1)	—	—	—	—	—

Operating income (loss)	$8,486	$14,747	$—	$(2,121)	$21,112

Gallons	395,338	843,601	(392,629)	—	846,310
Total assets	$302,911	$102,443	$—	$16,973	$422,327
Goodwill	31,442	13,320	—	—	44,762
Gross capital expenditures	64,927	5,139	—	121	70,187

(1)	Includes loss (gain) on disposal of assets and impairment charges.

Segment Financial Data for the Year Ended December 30, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$444,218	$—	$—	$—	$444,218
Fuel	1,211,751	1,946,857	(911,388)	—	2,247,220
Other	20,847	4,220	(70)	927	25,924

Total revenue	1,676,816	1,951,077	(911,458)	927	2,717,362
Gross profit
Merchandise, net	144,566	—	—	—	144,566
Fuel	67,588	25,653	—	—	93,241
Other	20,846	4,066	(70)	(50)	24,792

Total gross profit	233,000	29,719	(70)	(50)	262,599
Selling, general and administrative expenses	188,694	9,377	(70)	8,681	206,682
Depreciation, amortization and accretion	24,964	4,104	—	401	29,469
Other operating expenses(1)	273	(86)	—	3	190

Operating income (loss)	$19,069	$16,324	$—	$(9,135)	$26,258

Gallons	456,527	891,965	(426,779)	—	921,713
Total assets	$730,839	$107,846	$(347)	$15,354	$853,692
Goodwill	235,489	13,320	—	—	248,809
Gross capital expenditures	83,044	5,815	—	989	89,848

(1)	Includes loss (gain) on disposal of assets and impairment charges.

Segment Financial Data for the Year Ended December 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$729,857	$—	$—	$—	$729,857
Fuel	2,150,727	2,931,146	(1,607,651)	—	3,474,222
Other	28,372	15,898	(9,174)	708	35,804

Total revenue	2,908,956	2,947,044	(1,616,825)	708	4,239,883
Gross profit
Merchandise, net	250,642	—	—	—	250,642
Fuel	120,556	30,934	—	—	151,490
Other	28,371	6,020	(63)	188	34,516

Total gross profit	399,569	36,954	(63)	188	436,648
Selling, general and administrative expenses	307,835	12,105	(63)	10,021	329,898
Depreciation, amortization and accretion	36,173	4,237	—	432	40,842
Operating expenses(1)	(55)	63	—	1	9

Operating income (loss)	$55,616	$20,549	$—	$(10,266)	$65,899

Gallons	677,308	1,096,337	(609,821)	—	1,163,824
Total assets	$710,348	$95,592	$(139)	$18,555	$824,356
Goodwill	221,543	16,410	—	—	237,953
Gross capital expenditures	64,458	4,847	—	58	69,363

(1)	Includes loss (gain) on disposal of assets and impairment charges.

20. Earnings per Share

The Company is presenting net income or loss per share for the historical periods using the guidance provided in SFAS No. 128, Earnings per Share (EPS). Under SFAS No. 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such options are excluded from the diluted EPS computation.

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation.

For the year ended December 31, 2006, since the company was organized as a partnership prior to its IPO, the number of Stripes Holdings LLC Class A common units outstanding for the period through October 18, 2006, the effective date of its IPO, was converted to the equivalent number of shares of Company common stock using the IPO exchange ratio. The total common shares outstanding subsequent to the IPO were used for the remaining period in 2006, and a weighted average was calculated for the year as the denominator for EPS. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options under the Stripes Option Plan and unvested units, both of which were converted to their post-IPO equivalent, and the new options granted under the 2006 Equity Incentive Plan. (see Note 18)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
	(dollars in thousands)
Net income (loss)	$(3,746)	$16,252	$16,477
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	10,729,511	16,734,571	16,883,965
Incremental common units attributable to exercise of outstanding dilutive options and restricted shares	—	82,846	92,355

Denominator for diluted earnings per common share	10,729,511	16,817,417	16,976,320
Net income (loss) :
Per common share-basic	$(0.35)	$0.97	$0.98

Per common share-diluted	$(0.35)	$0.97	$0.97

Options and non-vested restricted shares not included in calculation of diluted net income (loss) because the effect would be anti-dilutive	545,593	1,100,820	1,376,503

21. Pro Forma Data (unaudited)

In connection with the reorganization as a “C” corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated consolidated effective income tax rate of 35% on income before taxes for the period from January 2, 2006 through October 23, 2006. For the fiscal year ended December 30, 2007, the effective income tax rate of 37.6% on income before taxes was used to give effect to income taxes before the impact of the reversal of the tax valuation allowance.

No other pro forma adjustments to reported earnings or average shares outstanding were made in calculating the amounts presented in the consolidated statements of operations as net income (loss) adjusted for pro forma income tax expense.

22. Quarterly Result of Operations (unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2006, 2007 and 2008. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2006						2007							2008
	1st QTR	2nd QTR		3rd QTR		4th QTR	1st QTR	2nd QTR		3rd QTR		4th QTR(a)		1st QTR	2nd QTR		3rd QTR		4th QTR
							(dollars and gallons in thousands)
Merchandise sales	$85,799	$94,713		$96,141		$88,690	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870		$189,272		$183,944
Motor fuel sales:
Retail	228,295	271,024		253,300		200,385	224,685	297,751		291,413		397,902		519,797	618,037		619,692		393,201
Wholesale	203,281	277,453		250,184		192,719	204,430	282,829		268,252		279,958		302,595	415,179		396,952		208,769
Other income	5,936	5,968		5,479		5,792	6,170	6,290		6,130		7,334		9,543	9,074		8,123		9,064
Total revenue	523,311	649,158		605,104		487,586	528,650	692,795		674,022		821,895		1,000,706	1,230,160		1,214,039		794,978
Merchandise gross profit	28,130	31,417		30,978		28,567	29,960	34,043		35,921		44,642		56,668	64,416		65,966		63,592
Motor fuel gross profit(b):
Retail	9,568	15,589		20,286		8,760	12,167	18,414		17,309		19,698		20,257	32,165		36,402		31,732
Wholesale	5,263	6,997		7,784		5,323	4,321	6,339		7,553		7,440		5,580	7,429		8,888		9,037
Other gross profit	5,815	5,756		5,341		5,842	6,046	5,831		5,885		7,030		9,103	8,535		7,791		9,087
Total gross profit	48,776	59,759		64,389		48,492	52,494	64,627		66,668		78,810		91,608	112,545		119,047		113,448
Income from operations	836	8,742		12,150		(616)	780	9,412		7,944		8,122		4,972	20,291		21,137		19,499
Income tax (expense) benefit	–	–		–		(48)	(260)	(120)		(123)		6,256		1,384	(4,184)		(4,331)		(3,265)
Net income (loss)	$(3,947)	$3,760		$7,360		$(10,919)	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662		$6,862		$6,313
Merchandise margin, net	32.8%	33.2%		32.2%		32.2%	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%		34.9%		34.6%
Fuel gallons:
Retail	103,210	101,109		96,249		94,770	101,793	106,624		108,874		139,236		169,313	165,113		163,399		179,483
Wholesale	109,810	117,863		112,944		110,355	111,585	118,682		118,767		116,152		114,110	124,329		122,318		125,759
Motor fuel margin cents per gallon(b):
Retail(c)	9.3 ¢	15.4	¢	21.1	¢	9.2 ¢	12.0 ¢	17.3	¢	15.9	¢	14.1	¢	12.0 ¢	19.5	¢	22.3	¢	17.7	¢
Wholesale	4.8 ¢	5.9	¢	6.9	¢	4.8 ¢	3.9 ¢	5.3	¢	6.4	¢	6.4	¢	4.9 ¢	6.0	¢	7.3	¢	7.2	¢
Earnings per common share:
Basic	$(0.43)	$0.41		$0.80		$(0.72)	$(0.14)	$0.38		$0.29		$0.45		$(0.20)	$0.39		$0.41		$0.37
Diluted	$(0.43)	$0.40		$0.79		$(0.72)	$(0.14)	$0.37		$0.29		$0.44		$(0.20)	$0.39		$0.40		$0.37

(a)	Includes 48 days of Town & Country operations.
(b)	Reflects reclassification of fuel vendor incentives from operating expense to fuel cost of sales.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger LLC and Stripes Holdings LLC(7)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(7)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New(10)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(9)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(1)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

4.4	Form of Guarantee (included in Exhibit 4.1)(1)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(11)

4.8	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(18)

4.9	Form of 144A Note(11)

4.10	Form of Regulation S Note(11)

4.3	Registration Rights Agreement dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(7)

4.13	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(11)

4.14	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings, L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(16)

4.15	Form of Stock Certificate(1)

10.1	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

Exhibit No.	Description
10.2	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Restricted Stock Agreement(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement*

10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.6	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(7)

10.7	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser*

10.8	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(7)

10.9	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr.*

10.10	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(7)

10.11	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan*

10.12	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(7)

10.13	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre*

10.14	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter(7)

10.15	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter*

10.16	Amended & Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Roger D. Smith(7)

10.17	Employment Agreement, dated as of November 28, 2006, by and between Susser Holdings Corporation and Ronald D. Coben(6)

10.18	Waiver and Release Agreement, dated as of February 6, 2008, between Ronald D. Coben and Susser Holdings Corporation(12)

10.19	Employment Letter by and between W. Alvin New and Susser Holdings Corporation, dated as of November 13, 2007(12)

10.20	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company dated September 1, 2008(17)

10.21	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between ChevronTexaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.22	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company, Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(12)

Exhibit No.	Description
10.23	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC, Susser Petroleum Company, LLC and National Retail Properties, L.P.(12)

10.24	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co., Inc. and Susser Petroleum Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.25	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P.(1)

10.26	Form of Master Sale/Leaseback Agreement(1)

10.27	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.28	Branded Distributor Marketing Agreement (Valero Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.29	Branded Distributor Marketing Agreement (Shamrock Brand), dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.30	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)(1)

10.31	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, L.P.(1)

10.32	Credit Agreement, dated as of November 13, 2008, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(11)

10.33	Amendment No. 1, dated May 6, 2008 to Credit Agreement dated November 13, 2008, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and the other lenders party thereto(14)

10.34	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) Effective October 1, 2003(12)

10.35	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008(15)

21.1	List of Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C. and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 28, 2006.
(7)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(13)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(15)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 26, 2008.
(17)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(18)	Incorporated by reference to the Registration Statement on Form S-4 of Susser Holdings Corporation filed April 29, 2008.