Form 10-Q
period 2009-03-29
Susser Holdings CORP
filed 2009-05-08
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,131,103 SHARES
(Class)	(Outstanding at May 7, 2009)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 28, 2008	March 29, 2009
	audited	unaudited
	(dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$8,284	$14,380
Accounts receivable, net of allowance for doubtful accounts $1,070 at December 28, 2008 and $1,065 at March 29, 2009	51,549	55,457
Inventories, net	62,878	66,767
Other current assets	4,703	4,551

Total current assets	127,414	141,155
Property and equipment, net	408,733	405,078
Other assets:
Goodwill	237,953	237,953
Intangible assets, net	34,609	34,443
Other noncurrent assets	15,647	15,615

Total other assets	288,209	288,011

Total assets	$824,356	$834,244

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$90,911	$102,591
Accrued expenses and other current liabilities	34,738	32,945
Current maturities of long-term debt	9,233	7,920
Deferred purchase price - TCFS acquisition	10,000	10,000

Total current liabilities	144,882	153,456
Long-term debt	395,736	395,543
Revolving line of credit	3,630	5,870
Deferred gain, long-term portion	33,720	33,190
Deferred tax liability, long-term portion	28,323	27,666
Other noncurrent liabilities	13,087	13,971

Total long-term liabilities	474,496	476,240
Commitments and contingencies:
Equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,048,972 issued and 17,037,648 outstanding as of December 28, 2008; 17,135,776 issued and 17,124,452 outstanding as of March 29, 2009	170	170
Additional paid-in capital	180,189	181,031
Retained earnings	23,888	22,957
Accumulated other comprehensive loss	—	(353)

Total Susser Holdings Corporation shareholders’ equity	204,247	203,805
Noncontrolling interest	731	743

Total equity	204,978	204,548

Total liabilities and shareholders’ equity	$824,356	$834,244

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	March 30, 2008	March 29, 2009
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$168,771	$181,919
Motor fuel sales	822,392	489,399
Other income	9,543	9,400

Total revenues	1,000,706	680,718
Cost of sales:
Merchandise	112,103	119,503
Motor fuel	796,555	463,944
Other	440	100

Total cost of sales	909,098	583,547

Gross profit	91,608	97,171
Operating expenses:
Personnel	30,297	35,387
General and administrative	9,063	8,864
Other operating	28,031	25,351
Rent	8,411	9,013
Loss on disposal of assets and impairment charge	98	52
Depreciation, amortization, and accretion	10,736	9,963

Total operating expenses	86,636	88,630

Income from operations	4,972	8,541
Other income (expense):
Interest expense, net	(9,862)	(9,633)
Other miscellaneous	158	77

Total other expense, net	(9,704)	(9,556)

Loss before income taxes	(4,732)	(1,015)
Income tax benefit	1,384	96

Net loss	(3,348)	(919)

Less: Net income attributable to noncontrolling interests	12	12

Net loss attributable to Susser Holdings Corporation	$(3,360)	$(931)

Net loss per share attributable to Susser Holdings Corporation:
Basic	$(0.20)	$(0.05)
Diluted	$(0.20)	$(0.05)

Weighted average shares outstanding:
Basic	16,880,404	16,924,522
Diluted	16,880,404	16,924,522

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,348)	$(919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	10,736	9,963
Loss on disposal of property and impairment charge	98	52
Non-cash stock-based compensation	845	773
Deferred income tax	(2,185)	(407)
Amortization of debt premium	(114)	(149)
Changes in operating assets and liabilities:
Receivables	(2,709)	(3,908)
Inventories	(2,179)	(3,889)
Assets held for sale and other current assets	30	94
Intangible assets, net	460	362
Other noncurrent assets	1,833	119
Accounts payable	549	11,680
Accrued liabilities	(154)	(1,729)
Other noncurrent liabilities	(412)	(320)

Net cash provided by operating activities	3,450	11,722

Cash flows from investing activities:
Purchases of property and equipment	(15,243)	(6,275)
Proceeds from disposal of property and equipment	6	12
Proceeds from sale/leaseback transactions	6,949	—

Net cash used in investing activities	(8,288)	(6,263)

Cash flows from financing activities:
Change in notes receivable	30	(87)
Payments on long-term debt	—	(1,357)
Revolving line of credit, net	10,790	2,240
Loan origination costs	—	(227)
Proceeds from issuance of equity	—	68

Net cash provided by financing activities	10,820	637
Net increase in cash	5,982	6,096
Cash and cash equivalents at beginning of year	7,831	8,284

Cash and cash equivalents at end of period	$13,813	$14,380

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at March 29, 2009, but do not conduct any operations. (See Note 7) A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2008 refer to the 52-week period ended December 28, 2008. All references to the first quarter of 2008 and 2009 refer to the 13-week periods ended March 30, 2008 and March 29, 2009, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at March 29, 2009 and for the three months ended March 30, 2008 and March 29, 2009 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three months ended March 30, 2008 and March 29, 2009 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Certain prior year balances have been reclassified for comparative purposes. Deferred rebranding incentives have been reclassified from a reduction of operating expenses to fuel cost of sales for all years presented. The amounts for fuel vendor incentives were $0.1 million and $0.2 million for first quarter 2008 and 2009, respectively.

2.	New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on our financial position or results of operations. (See further discussion in Note 7.)

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Since no acquisitions were made during the first quarter of 2009, SFAS No. 141R had no impact on the Company’s financial statements as of March 29, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements relative to any future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

SFAS No. 160

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of this statement as of the beginning of our 2009 fiscal year did not have a material impact on our financial statements.

SFAS No. 161

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement as of the beginning of our 2009 fiscal year did not have a material impact on our financial statements.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	December 28, 2008	March 29, 2009
	(in thousands)
Accounts receivable, trade	$35,829	$42,216
Receivable from state reimbursement funds	1,529	1,279
Vendor receivables for rebates, branding, and others	7,739	6,081
ATM fund receivables	4,216	4,280
Notes receivable, short term	641	488
Other receivables	2,665	2,178
Allowance for uncollectible accounts, trade	(729)	(788)
Allowance for uncollectible accounts, environmental	(341)	(277)

Accounts receivables, net	$51,549	$55,457

4.	Inventories

Inventories consisted of the following:

	December 28, 2008	March 29, 2009
	(in thousands)
Merchandise	$41,425	$43,236
Fuel-retail	15,740	17,755
Fuel-wholesale consignment	1,639	1,754
Lottery	1,657	1,625
Maintenance spare parts and equipment	3,232	3,069
Less allowance for inventory shortage and obsolescence	(815)	(672)

Total	$62,878	$66,767

5.	Property and Equipment

Property and equipment consisted of the following:

	December 28, 2008	March 29, 2009
	(in thousands)
Land	$122,883	$124,470
Buildings and leasehold improvements	197,069	198,485
Equipment	155,002	156,912
Construction in progress	15,326	16,604

	490,280	496,471
Less accumulated depreciation	81,547	91,393

Total	$408,733	$405,078

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

In accordance with SFAS No. 142, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 28, 2008 and March 29, 2009:

	December 28, 2008			March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Non-Amortizing

Trade name	$570	$—	$570	$570	$—	$570

Franchise rights	389	—	389	389	—	389

Liquor licenses	11,185	—	11,185	11,600	—	11,600

Amortizing

Supply agreements	5,952	2,203	3,749	5,952	2,381	3,571

Favorable lease arrangements, net	2,879	2,517	362	2,879	2,241	638

Loan origination costs	18,142	4,528	13,614	18,367	5,303	13,064

Trade names	5,756	1,222	4,534	5,756	1,323	4,433

Other	520	314	206	520	342	178

Total	$45,393	$10,784	$34,609	$46,033	$11,590	$34,443

7.	Long-Term Debt

Long-term debt consisted of the following:

	December 28, 2008	March 29, 2009
	(in thousands)
10 5/8% senior unsecured notes due 2013	$300,000	$300,000
Term loan facility, bearing interest at LIBOR plus applicable margin (3.70% at December 28, 2008 and 2.50% at March 29, 2009), principal due in quarterly installments through November 13, 2012	101,063	99,750
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.75% at December 28, 2008 and 3.25% at March 29, 2009)	3,630	5,870
Other notes payable	135	90
Unamortized bond premium	3,771	3,623

Total debt	408,599	409,333
Less: Current maturities	9,233	7,920

Long-term debt, net of current maturities	$399,366	$401,413

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

Credit Facilities

On November 13, 2007, in connection with the TCFS Acquisition, Susser Holdings, L.L.C. entered into a new credit agreement with a syndicate of financial institutions, providing for a five-year revolving credit facility in an aggregate principal amount of up to $90.0 million, and a five-year term loan facility in the aggregate principal amount of $105.0 million (the “term loan”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered in to Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120.0 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”). The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of March 29, 2009, we had $5.9 million outstanding under the revolving credit facility and $22.1 million in standby letters of credit. Our borrowing base in effect at March 29, 2009 allowed a maximum borrowing, including outstanding letters of credit, of $85.4 million. Our unused availability on the revolver at March 29, 2009 was $57.5 million.

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of March 29, 2009.

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

Fair Value Measurements

SFAS No. 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, and equipment, intangible assets, and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. SFAS No. 157 was effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities held by the Company include asset retirement obligations, assets held for sale, goodwill, and trade names.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or are derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable-rate term loan. These contracts have been designated as cash flow hedges, and the Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk. The Company recognized $138,000 in additional interest expense during the first quarter of 2009 associated with this interest rate swap and recognized $353,000, net of tax, in Other Comprehensive Income on a deferred basis. No gains or losses were recorded as the interest rate swaps are considered highly effective. In the event any portion is deemed not effective, the resulting gain or loss would be classified to interest expense in the Company’s consolidated statement of operations. The Company will only reclassify earnings from other Comprehensive Income when ineffectiveness occurs. As the hedges are not expected to have any ineffectiveness, the Company anticipates no amounts will be reclassified during the next twelve months. At March 29, 2009, these interest rate swaps had a market value of ($607,000) which is classified in other non-current liabilities in the Company’s consolidated balance sheet.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 28, 2008, the Company held fuel futures contracts with a fair value of ($140,000), (75 contracts representing 3.2 million gallons). At March 29, 2009, the Company held fuel futures contracts with a fair value of $18,000 (41 contracts representing 1.7 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. On average, the Company holds hedging contracts on less than 3% of total fuel gallons sold. The Company recognized $231,000 in gains during the first quarter of 2009 related to these contracts, which is classified in motor fuel cost of sales in the consolidated statements of operations.

8.	Commitments and Contingencies

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

The components of net rent expense are as follows:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Cash rent:
Store base rent	$8,317	$9,033
Equipment rent	195	201
Contingent rent	30	40

Total cash rent	$8,542	$9,274

Non-cash rent:
Straight-line rent	318	250
Amortization of deferred gain	(449)	(511)

Net rent expense	$8,411	$9,013

Letters of Credit

We were contingently liable for $22.1 million related to irrevocable letters of credit required by various insurers and suppliers at March 29, 2009. Included in this amount is a $10 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon in November 2009, net of any settled or pending indemnity claims.

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

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.8 million and $2.7 million, of which $2.0 million and $1.9 million are classified as accrued expenses and other current liabilities as of December 28, 2008 and March 29, 2009, respectively, with the balance included in other noncurrent liabilities. As of March 29, 2009, approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 18 sites that qualify for reimbursement under state funds. The remaining $1.2 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 32 additional sites. There are also 49 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.6 million that represent our estimate of future asset retirement obligations for underground storage tanks.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $1.9 million and $1.6 million for the estimated probable state reimbursements, of which $1.0 million and $0.7 million are included in current receivables as of December 28, 2008 and March 29, 2009, respectively. The remaining $0.9 million and $0.9 million are included in other assets as of December 28, 2008 and March 29, 2009, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self-insured. As of March 29, 2009, there were a number of outstanding claims that are of a routine nature, as well as open claims under previous policies that have not been resolved. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.9 million as of March 29, 2009, will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on the financial position and results of operations of the Company.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of March 29, 2009, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $11.1 million. Of this amount, approximately $5.8 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $4.9 million recorded on the balance sheet as of March 29, 2009, of which $0.3 million is included in accrued expenses and other current liabilities and $4.6 million is included in other noncurrent liabilities.

9.	Interest Expense and Interest Income

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Interest expense	$9,149	$8,890
Capitalized interest	(17)	(8)
Amortization of loan costs & issuance premium	759	777
Cash interest income	(29)	(26)

Interest expense, net	$9,862	$9,633

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months ended March 29, 2009 and March 30, 2008 is as follows:

	Three Months Ended March 29, 2009
	(in thousands)	Tax rate%
Tax at statutory federal rate	$(359)	35.0
State and local tax, net of federal benefit	273	(26.6)
Other	(10)	1.0

Tax expense (benefit) per financial statement	$(96)	9.4

	Three Months Ended March 30, 2008
	(in thousands)	Tax rate %
Tax at statutory federal rate	$(1,660)	35.0
State and local tax, net of federal benefit	266	(5.6)
Other	10	(0.2)

Tax expense (benefit) per financial statement	$(1,384)	29.2

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the three months ended March 30, 2008 and March 29, 2009 was $0.4 million and $0.5 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation, and the statute of limitations remains open on all years since then. The Company files income and gross margin tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, and New Mexico. The Company is subject to examinations in all jurisdictions for all returns filed since October 24, 2006.

As of March 29, 2009, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,048,972 were issued and 17,037,648 were outstanding as of December 28, 2008, and 17,135,776 were issued and 17,124,452 were outstanding as of March 29, 2009, respectively. Included in these amounts are 119,130 and 199,930 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares, which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 1,751,422 shares of common stock are outstanding as of March 29, 2009, 320,999 of which are vested. (See Note 12)

12.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of each grant is generally over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. Following is a summary of options and restricted stock which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Exercised	—	—
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Exercised	—	—
Forfeited or expired	(316,855)	21.70

Balances at December 28 ,2008	1,708,842	17.17
Granted	55,000	6.14
Exercised	—	—
Forfeited or expired	(12,420)	23.58

Balances at March 29, 2009	1,751,422	$16.97

Exercisable at March 29, 2009	320,999	$14.36

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Vested	—	—
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	17.05
Granted	80,800	12.25
Vested	—	—
Forfeited	—	—

Nonvested at March 29, 2009	199,930	$15.11

During the first quarter of 2009, we granted 55,000 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $0.3 million, which will be amortized to expense over the options’ requisite service periods. During the first quarter 2009, we granted 80,800 shares of restricted stock with an aggregate fair value of $1.0 million which will be amortized to expense over the requisite service period.

We adopted SFAS No. 123(R) at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $0.7 million and $0.8 million during the three months ended March 30, 2008 and March 29, 2009, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted under the Stripes Option Plan been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Net loss attributable to Susser Holdings Corporation, as reported	$(3,360)	$(931)
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(20)	(11)

Pro forma net loss attributable to Susser Holdings Corporation	$(3,380)	$(942)

13.	Other Comprehensive Income (Loss):

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Net loss	$(3,348)	$(919)
Net change in fair value of cash flow hedges, net of tax	—	(353)

Total other comprehensive loss, net of tax benefit of $190 thousand	(3,348)	(1,272)
Less:
Comprehensive income attributable noncontrolling interest	12	12

Comprehensive loss attributable to Susser Holdings Corporation	$(3,360)	$(1,284)

14.	Segment Reporting

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

Segment Financial Data for the Three Months Ended March 30, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$168,771	$—	$—	$—	$168,771

Fuel	519,797	597,859	(295,264)	—	822,392

Other	7,655	3,828	(2,043)	103	9,543

Total revenue	696,223	601,687	(297,307)	103	1,000,706

Gross profit:

Merchandise	56,668	—	—	—	56,668

Fuel	20,257	5,580	—	—	25,837

Other	7,655	1,406	(15)	57	9,103

Total gross profit	84,580	6,986	(15)	57	91,608

Selling, general, and administrative	70,629	2,697	(15)	2,491	75,802

Depreciation, amortization, and accretion	9,319	1,292	—	125	10,736

Other operating expenses	95	—	—	3	98

Operating income (loss)	$4,537	$2,997	$—	$(2,562)	$4,972

Gallons	169,313	230,722	(116,612)	—	283,423

Total assets	$743,829	$106,949	$(275)	$15,187	$865,690

Goodwill	$235,489	$13,320	$—	$—	$248,809

Gross capital expenditures	$14,046	$1,114	$—	$83	$15,243

Segment Financial Data for the Three Months Ended March 29, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$181,919	$—	$—	$—	$181,919

Fuel	322,072	398,000	(230,673)	—	489,399

Other	7,352	4,170	(2,233)	111	9,400

Total revenue	511,343	402,170	(232,906)	111	680,718

Gross profit:

Merchandise	62,416	—	—	—	62,416

Fuel	21,204	4,251	—	—	25,455

Other	7,352	1,991	(16)	(27)	9,300

Total gross profit	90,972	6,242	(16)	(27)	97,171

Selling, general, and administrative	73,539	2,872	(16)	2,220	78,615

Depreciation, amortization, and accretion	8,819	1,023	—	121	9,963

Other operating expenses (income)	55	(3)	—	—	52

Operating income (loss)	$8,559	$2,350	$—	$(2,368)	$8,541

Gallons	179,412	300,139	(177,670)	—	301,881

Total assets	$720,312	$94,775	$144	$19,013	$834,244

Goodwill	$221,543	$16,410	$—	$—	$237,953

Gross capital expenditures	$5,144	$1,131	$—	$—	$6,275

15.	Earnings Per Share

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

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options and restricted stock granted under the 2006 Equity Incentive Plan. (see Note 12)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands, except share and per share data)
Net loss attributable to Susser Holdings Corporation	$(3,360)	$(931)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,880,404	16,924,522
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	—	—

Denominator for diluted earnings per common share	16,880,404	16,924,522

Net loss per share, attributable to Susser Holdings Corporation:

Per common share – basic	$(0.20)	$(0.05)

Per common share – diluted	$(0.20)	$(0.05)

Options and non-vested restricted shares not included in diluted net loss attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,772,224	1,860,819

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 28, 2008. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2008 and 2009 refer to the 13-week periods ended March 30, 2008 and March 29 2009, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

For a discussion of these and other risks and uncertainties, please refer to “Item 1A. Risk Factors” in Part II of this document, and those contained in our Annual Report on Form 10-K for the year ended December 28, 2008. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of March 29, 2009, our retail segment operated 513 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. During the first quarter 2009 we opened one new store, and as of May 6, 2009, we have opened another one in the second quarter.

For the quarter ended March 29, 2009, we sold 301.9 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. As of March 29, 2009, we supplied 371 dealer locations. We believe our combined retail/wholesale business model, scale, market share, and foodservice and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for ongoing growth in sales and profitability.

Our total revenues, net loss attributable to Susser Holdings Corporation and Adjusted EBITDA were $680.7 million, $(0.9) million and $19.3 million, respectively, for first quarter 2009, compared to $1,000.7 million, $(3.4) million and $16.6 million, respectively, for first quarter 2008. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

After experiencing record-high energy prices in mid-2008, the cost of crude oil fell from $145 per barrel in July 2008 to under $40 per barrel early in the first quarter of 2009. This reduction results in lower motor fuel prices for our customers and lower credit card fees for our Company. A related drop in natural gas prices has also reduced our electricity costs.

The economy in Texas, Oklahoma and New Mexico continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and strong population growth demographics. However, the dramatic reduction in commodity prices and the national recession and recession in Mexico has triggered increased unemployment and reduced economic activity in our markets in recent months.

The current turmoil in the nation’s credit markets is affecting our lenders and the real estate finance markets we have relied on in recent years to finance significant acquisitions and new store development. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business, but we are exercising caution in our capital spending program until we see an improvement in the credit markets. As of March 29, 2009 we had $5.9 million drawn and $22.1 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of March 29, 2009, our unused availability under the revolver was $57.5 million. We have no significant maturities of long-term debt until November 2012.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(dollars in thousands, except motor fuel pricing and gross profit cents per gallon)
Revenue:
Merchandise sales	$168,771	$181,919
Motor fuel—retail	519,797	322,072
Motor fuel—wholesale	302,595	167,327
Other	9,543	9,400

Total revenue	$1,000,706	$680,718
Gross profit:
Merchandise	$56,668	$62,416
Motor fuel—retail	20,257	21,204
Motor fuel—wholesale	5,580	4,251
Other	9,103	9,300

Total gross profit	$91,608	$97,171
Adjusted EBITDA (3):
Retail	$13,951	$17,433
Wholesale	4,289	3,370
Other	(1,601)	(1,486)

Total Adjusted EBITDA	$16,639	$19,317
Retail merchandise margin	33.6%	34.3%
Merchandise same store sales growth (1)	8.9%	6.0%
Average per retail store:
Merchandise sales	$334.0	$355.1
Motor fuel gallons	340.4	356.0
Motor fuel gallons sold:
Retail	169,313	179,412
Wholesale	114,110	122,469
Average retail price of motor fuel	$3.07	$1.80
Motor fuel gross profit cents per gallon (2):
Retail	12.0 ¢	11.8 ¢
Wholesale	4.9 ¢	3.5 ¢

(1)	Previously reported first quarter 2008 merchandise same store sales growth rate of 8.2% was understated due to the inclusion in the store base used to calculate this metric of three locations that closed in December 2007. Merchandise same store sales growth for the first quarter of 2008 was 8.9%.
(2)	Reflects reclassification of fuel vendor incentives from operating expense to fuel cost of sales.
(3)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Net loss attributable to Susser Holdings Corporation	$(3,360)	$(931)
Depreciation, amortization, and accretion	10,736	9,963
Interest expense, net	9,862	9,633
Income tax benefit	(1,384)	(96)

EBITDA	15,854	18,569
Non-cash stock based compensation	845	773
Loss on disposal of assets	98	52
Other miscellaneous	(158)	(77)

Adjusted EBITDA	$16,639	$19,317

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 30, 2008	March 29, 2009
	(in thousands)
Net cash provided by operating activities	$3,450	$11,722
Changes in operating assets & liabilities	2,582	(2,409)
Loss on disposal of assets	(98)	(52)
Non-cash stock based compensation expense	(845)	(773)
Noncontrolling interest	(12)	(12)
Deferred income tax	2,185	407
Amortization of debt premium	114	149
Income taxes	(1,384)	(96)
Interest expense, net	9,862	9,633

EBITDA	15,854	18,569
Non-cash stock based compensation	845	773
Loss on disposal of assets	98	52
Other miscellaneous	(158)	(77)

Adjusted EBITDA	$16,639	$19,317

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009
	(in thousands)
Operating income (loss)	$4,537	$8,559	$2,997	$2,350	$(2,562)	$(2,368)	$4,972	$8,541
Depreciation, amortization, and accretion	9,319	8,819	1,292	1,023	125	121	10,736	9,963
Other miscellaneous	–	–	–	–	158	77	158	77
Noncontrolling interest	–	–	–	–	(12)	(12)	(12)	(12)

EBITDA	13,856	17,378	4,289	3,373	(2,291)	(2,182)	15,854	18,569
Non-cash stock based compensation	—	—	—	—	845	773	845	773
(Gain) loss on disposal of assets and impairment charge	95	55	—	(3)	3	—	98	52
Other operating expenses	—	—	—	—	(158)	(77)	(158)	(77)

Adjusted EBITDA	$13,951	$17,433	$4,289	$3,370	$(1,601)	$(1,486)	$16,639	$19,317

First Quarter 2009 Compared to First Quarter 2008

The following discussion of results for first quarter 2009 compared to first quarter 2008 compares the 13-week period of operations ended March 29, 2009 to the 13-week period of operations ended March 30, 2008. During 2008, we constructed or acquired 12 stores of which 9 opened after the first quarter of 2008 and therefore those stores did not contribute to results in the first quarter of 2008. In addition, one new store was opened during the first quarter of 2009.

Total Revenue. Total revenue for first quarter 2009 was $680.7 million, a decrease of $320.0 million, or 32.0%, from 2008. The decrease in total revenue was driven by a 38.0% decrease in retail fuel revenue and a 44.7% decrease in wholesale fuel revenue, both due to the lower price of motor fuel, as further discussed below.

Total Gross Profit. Total gross profit for first quarter 2009 was $97.2 million, an increase of $5.6 million, or 6.1% over 2008. Contributing to the increase was the impact of the new stores constructed or acquired during 2008 and 2009 ($2.4 million of growth in gross profit) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $181.9 million for first quarter 2009, a $13.1 million, or 7.8% increase over 2008. Our performance was due to a 6.0% merchandise same store sales increase, accounting for $10.0 million of the increase, with the balance due to new stores built or acquired in 2008 and 2009. Merchandise same-store sales include food service sales but do not include motor fuel sales due to the volatility in the retail price of motor fuel. Key categories contributing to the merchandise same store sales increase were packaged drinks, food service, beer, and snacks. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other prepared foods.

Merchandise gross profit was $62.4 million for the first quarter of 2009, a $5.7 million, or 10.1% increase over 2008, which was driven by the increase in merchandise sales and an increase in gross profit margin from 33.6% to 34.3%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2009 were $322.1 million, a decrease of 38.0% from 2008, driven by a 41.5% decrease in the average retail price of motor fuel slightly offset by a 6.0% increase in retail gallons sold. We sold an average of 0.4 million gallons per retail store, 4.6% higher than last year. Retail motor fuel gross profit increased by 4.7% over 2008 due to the increase in gallons sold.

The average retail fuel margin decreased slightly from 12.0 cents per gallon to 11.8 cents per gallon. However, after deducting credit card fees, the net margin increased from 8.2 cents per gallon to 9.1 cents per gallon. Historically, our fuel margins have been generally lowest in the first quarter.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the first quarter of 2009 were $167.3 million, a 44.7% decrease over 2008. The decrease was driven by a 48.5% decrease in the wholesale selling price per gallon slightly offset by a 7.3% increase in gallons sold. Wholesale motor fuel gross profit of $4.3 million decreased 23.8% from 2008 due to a 29.0% decrease in the gross profit per gallon from 4.9 to 3.5 cents per gallon, partly offset by the increase in gallons.

Other Revenue and Gross Profit. Other revenue of $9.4 million for first quarter 2009 decreased by $ 0.1 million or 1.5% from 2008, with a 2.2 % increase in associated gross profit.

Personnel Expense. For the first quarter of 2009, personnel expense increased $5.1 million or 16.8% over 2008. Of the increase in personnel expense, $1.3 million was attributable to the new stores acquired and constructed during 2008 and 2009.

General and Administrative Expenses. For first quarter 2009, general and administrative expenses decreased by $0.2 million, or 2.2% from 2008. We began to realize the full synergies in G&A costs from the Town & Country integration in the second half of 2008.

Other Operating Expenses. Other operating expenses decreased by $2.7 million or 9.7% over 2008. The decrease was primarily due to a decrease in credit card expenses of $1.6 million or 1.1 cents per gallon, and a decrease in insurance expense of $0.9 million primarily due to lower premiums and claims.

Rent Expense. Rent expense for first quarter 2009 of $9.0 million was $0.6 million or 7.2% higher than 2008 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for first quarter 2009 of $10.0 million was down $0.8 million or 7.2% from 2008. This decrease was partially related to adjustments of $0.3 million recorded during the first quarter of 2009 to the amortization of the leasehold disadvantage related to the final purchase price allocation of the Town & Country acquisition.

Income from Operations. Income from operations for first quarter 2009 was $8.5 million, compared to $5.0 million for 2008. The increase is attributed to an increase in gross profit, partially offset by the changes in operating expenses, as described above.

Interest Expense, Net. Net interest expense for first quarter 2009 was $9.6 million, a decrease of $0.3 million from 2008 primarily due to lower amounts outstanding under the revolving credit facility and lower interest rates on our variable-rate debt.

Income Tax. The income tax benefit accrued for first quarter 2009 was $0.1 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $0.6 million of income tax benefit related to federal and state income tax. The income tax benefit accrued for first quarter 2008 was $1.4 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $1.8 million of income tax benefit related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net loss attributable to Susser Holdings Corporation. We recorded a net loss attributable to Susser Holdings Corporation for the first quarter 2009 of $0.9 million, compared to a net loss attributable to Susser Holdings Corporation of $3.4 million for 2008. The improvement is primarily due to the same factors impacting operating income, as described above, and the decrease in interest expense, offset by the decrease in income tax benefit.

Adjusted EBITDA. Adjusted EBITDA for first quarter 2009 was $19.3 million, an increase of $2.7 million, or 16.1% compared to 2008. Retail segment Adjusted EBITDA of $17.4 million increased by $3.5 million, or 25.0% compared to 2008, primarily due to higher merchandise and fuel gross profit. Wholesale segment Adjusted EBITDA of $3.4 million decreased by $0.9 million, or 21.5% from 2008, primarily resulting from the lower fuel margin. Other segment Adjusted EBITDA reflects net expenses of $1.5 million for the quarter, compared to $1.6 million for the same period in 2008.

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

Cash flows from operations were $11.7 million and $3.5 million for the first three months of 2009 and 2008, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to the increase in income from operations and changes in working capital. Our daily capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $14.4 million of cash and cash equivalents on hand at March 29, 2009 compared to $13.8 million at March 30, 2008, and $8.3 million at December 28, 2008.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $6.3 million and $15.2 million during the first three months of 2009 and 2008, respectively. We opened one new retail store during first quarter 2009 bringing our store count to 513 as of March 29, 2009. We opened one additional store during the second quarter of 2009 as of May 6, 2009, and currently have three additional stores under construction.

During the first quarter our wholesale division added one dealer and terminated supply at two dealer sites.

Following is a summary of our recent operating site additions and closures by segment:

Three Months Ended March 29, 2009
Retail stores:
Number at beginning of period	512
New stores	1

Number at end of period	513

Wholesale dealer locations:
Number at beginning of period	372
New locations	1
Closed locations	(2)

Number at end of period	371

During fiscal 2009, we plan to invest approximately $40 to $60 million (net of anticipated lease financing) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2009, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At March 29, 2009, our outstanding debt was $405.7 million, excluding $3.6 million unamortized issuance premium.

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

As of March 29, 2009, we had $5.9 million outstanding under the revolving credit facility and $22.1 million in standby letters of credit, which includes a $10.0 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn in November 2009, net of any settled or pending indemnity claims. Our borrowing base in effect at March 29, 2009, allowed a maximum borrowing, including outstanding letters of credit, of $85.4 million. This reduction in our borrowing base from the full $120 million commitment reflects the lower fuel prices at quarter-end, which reduced our trade receivable and fuel inventory balances. The reduction in fuel prices also tends to reduce our working capital requirements, and therefore our need to borrow against the revolver. Our unused availability on the revolver at March 29, 2009 was $57.5 million.

During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable- rate term loan, and are accounted for as cash flow hedges.

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

For more information regarding the terms of the revolving credit facility, the term loan facility and the senior notes, please see Note 7 in the accompanying Notes to Consolidated Financial Statements.

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

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	December 28, 2008		March 29, 2009
	Fee	Leased	Fee	Leased
Operating sites:
Retail	243	269	244	269
Wholesale	45	12	44	13

Total	288	281	288	282

Office locations	8	3	7	3
Properties currently being developed	1	—	2	—
Properties held for future development	19	—	19	—
Income producing properties	—	9	—	9
Surplus properties for sale	44	—	44	—

We lease our corporate and retail segment headquarters facility, which consists of approximately 83,000 square feet of office and warehouse space located in Corpus Christi. The annual lease expense is approximately $144,000 net of taxes, insurance and maintenance. We own the headquarters of our wholesale segment, which consists of approximately 43,000 square feet of office and warehouse space in Houston.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each of the last nine quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2007							2008							2009
	(dollars and gallons in thousands)
	1st QTR	2nd QTR		3rd QTR		4th QTR (a)		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR
Merchandise sales	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870		$189,272		$183,944		$181,919
Motor fuel sales:
Retail	224,685	297,751		291,413		397,902		519,797	618,037		619,692		393,201		322,072
Wholesale	204,430	282,829		268,252		279,958		302,595	415,179		396,952		208,769		167,327
Other income	6,170	6,290		6,130		7,334		9,543	9,074		8,123		9,064		9,400

Total revenue	528,650	692,795		674,022		821,895		1,000,706	1,230,160		1,214,039		794,978		680,718

Merchandise gross profit	29,960	34,043		35,921		44,642		56,668	64,416		65,966		63,592		62,416
Motor fuel gross profit(b):
Retail	12,167	18,414		17,309		19,698		20,257	32,165		36,402		31,732		21,204
Wholesale	4,321	6,339		7,553		7,440		5,580	7,429		8,888		9,037		4,251
Other gross profit	6,046	5,831		5,885		7,030		9,103	8,535		7,791		9,087		9,300

Total gross profit	52,494	64,627		66,668		78,810		91,608	112,545		119,047		113,448		97,171
Income from operations	780	9,412		7,944		8,122		4,972	20,291		21,137		19,499		8,541
Net income (loss) attributable to Susser Holdings Corporation	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662		$6,862		$6,313		$(931)

Earnings (loss) per common share attributable to Susser Holdings Corporation:
Basic	$(0.14)	$0.38		$0.29		$0.45		$(0.20)	$0.39		$0.41		$0.37		$(0.05)
Diluted	$(0.14)	$0.37		$0.29		$0.44		$(0.20)	$0.39		$0.40		$0.37		$(0.05)

Merchandise margin, net	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%		34.9%		34.6%		34.3%
Fuel gallons:
Retail	101,793	106,624		108,874		139,236		169,313	165,113		163,399		179,483		179,412
Wholesale	111,585	118,682		118,767		116,152		114,110	124,329		122,318		125,759		122,469

Motor fuel margin (b):
Retail (c)	12.0 ¢	17.3	¢	15.9	¢	14.1	¢	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢
Wholesale	3.9 ¢	5.3	¢	6.4	¢	6.4	¢	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢

(a)	Includes 48 days of Town & Country operations.
(b)	Reflects reclassification of fuel vendor incentives from operating expense to fuel cost of sales.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 28, 2008. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates. At March 29, 2009, we had $5.9 million outstanding on the credit facility. Our term loan facility, of which $99.8 million was outstanding at March 29, 2009, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at March 29, 2009 would be to change interest expense by approximately $1.0 million.

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

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. During the first quarter of 2009, we entered into interest rate swaps on $70 million notional principal for a three-year term. The swap exchanges a floating to fixed rate against our variable-rate term loan.

We also purchase motor fuel on the Gulf Coast and transport it to West Texas via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory.

For more information on our hedging activity, please see Note 7 in the accompanying Notes to Consolidated Financial Statements.

Item 4.	Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2008, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION

Date: May 8, 2009	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.