Form 10-Q
period 2009-06-28
Susser Holdings CORP
filed 2009-08-07
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 28, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,136,943 SHARES
(Class)	(Outstanding at August 6, 2009)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 28, 2008	June 28, 2009
	audited	unaudited
	(in thousands)

Assets

Current assets:

Cash and cash equivalents	$8,284	$14,079
Accounts receivable, net of allowance for doubtful accounts of $1,070 at December 28, 2008 and $1,228 at June 28, 2009	51,549	59,321
Inventories, net	62,878	71,136
Other current assets	4,703	4,010

Total current assets	127,414	148,546
Property and equipment, net	408,733	408,431
Other assets:
Goodwill	237,953	237,953
Intangible assets, net	34,609	33,892
Other noncurrent assets	15,647	15,583

Total other assets	288,209	287,428

Total assets	$824,356	$844,405

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$90,911	$117,198
Accrued expenses and other current liabilities	34,738	31,346
Current maturities of long-term debt	9,233	11,201
Deferred purchase price – TCFS acquisition	10,000	10,000

Total current liabilities	144,882	169,745
Long-term debt	395,736	390,140
Revolving line of credit	3,630	3,050
Deferred gain, long-term portion	33,720	32,679
Deferred tax liability, long-term portion	28,323	27,393
Other noncurrent liabilities	13,087	13,478

Total long-term liabilities	474,496	466,740
Commitments and contingencies:

Equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,048,972 issued and 17,037,648 outstanding as of December 28, 2008; 17,142,427 issued and 17,131,103 outstanding as of June 28, 2009	170	170
Additional paid-in capital	180,189	181,918
Retained earnings	23,888	25,122
Accumulated other comprehensive loss	—	(41)

Total Susser Holdings Corporation shareholders’ equity	204,247	207,169
Noncontrolling interest	731	751

Total equity	204,978	207,920

Total liabilities and shareholders’ equity	$824,356	$844,405

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(dollars in thousands, except per share amounts)

Revenues:
Merchandise sales	$187,870	$199,940	$356,641	$381,859
Motor fuel sales	1,033,216	613,929	1,855,608	1,103,328
Other income	9,074	9,297	18,617	18,697

Total revenues	1,230,160	823,166	2,230,866	1,503,884
Cost of sales:
Merchandise	123,454	133,444	235,557	252,947
Motor fuel	993,622	581,911	1,790,177	1,045,855
Other	539	(5)	979	95

Total cost of sales	1,117,615	715,350	2,026,713	1,298,897

Gross profit	112,545	107,816	204,153	204,987

Operating expenses:
Personnel	34,515	36,865	64,812	72,252
General and administrative	8,049	8,227	17,112	17,091
Other operating	30,617	29,649	58,648	55,000
Rent	8,675	9,030	17,086	18,043
Loss on disposal of assets	53	106	151	158
Depreciation, amortization, and accretion	10,345	10,549	21,081	20,512

Total operating expenses	92,254	94,426	178,890	183,056

Income from operations	20,291	13,390	25,263	21,931
Other income (expense):
Interest expense, net	(9,490)	(9,456)	(19,352)	(19,089)
Other miscellaneous	56	(59)	214	18

Total other expense, net	(9,434)	(9,515)	(19,138)	(19,071)

Income before income taxes	10,857	3,875	6,125	2,860
Income tax expense	(4,184)	(1,703)	(2,800)	(1,607)

Net income	6,673	2,172	3,325	1,253

Less: Net income attributable to noncontrolling interests	11	7	23	19

Net income attributable to Susser Holdings Corporation	$6,662	$2,165	$3,302	$1,234

Net income per share attributable to Susser Holdings Corporation:
Basic	$0.39	$0.13	$0.20	$0.07
Diluted	$0.39	$0.13	$0.19	$0.07
Weighted average shares outstanding:
Basic	16,880,404	16,931,173	16,880,404	16,927,848
Diluted	16,949,921	17,006,903	16,978,748	16,995,549

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	June 29, 2008	June 28, 2009
	(in thousands)

Cash flows from operating activities:

Net income	$3,325	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	21,081	20,512
Loss on disposal of property and impairment charge	151	158
Non–cash stock based compensation	1,830	1,586
Deferred income tax	(3,102)	(167)
Amortization of debt premium	(232)	(301)
Changes in operating assets and liabilities:
Receivables	(40,299)	(7,823)
Inventories	(13,811)	(8,258)
Assets held for sale and other current assets	1,925	(47)
Intangible assets, net	(287)	1,135
Other noncurrent assets	2,444	204
Accounts payable	35,795	26,290
Accrued liabilities	(4,416)	(1,423)
Other noncurrent liabilities	2,916	(2,784)

Net cash provided by operating activities	7,320	30,335

Cash flows from investing activities:
Purchases of property and equipment	(37,284)	(23,417)
Proceeds from disposal of property and equipment	6	176
Proceeds from sale/leaseback transactions	26,767	2,838

Net cash used in investing activities	(10,511)	(20,403)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,736	—
Change in notes receivable	(31)	(145)
Payments on long-term debt	(1,312)	(3,327)
Revolving line of credit, net	(19,630)	(580)
Loan origination costs	—	(227)
Proceeds from issuance of equity	—	142

Net cash provided by (used in) financing activities	9,763	(4,137)
Net increase in cash	6,572	5,795
Cash and cash equivalents at beginning of year	7,831	8,284

Cash and cash equivalents at end of period	$14,403	$14,079

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at June 28, 2009, but do not conduct any operations. (See Note 7) A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2008 refer to the 52-week period ended December 28, 2008. All references to the second quarter of 2008 and 2009 refer to the 13-week periods ended June 29, 2008 and June 28, 2009, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at June 28, 2009 and for the six months ended June 29, 2008 and June 28, 2009 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and six months ended June 29, 2008 and June 28, 2009 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Certain prior year balances have been reclassified for comparative purposes. Deferred rebranding incentives have been reclassified from a reduction of operating expenses to fuel cost of sales for all years presented. The amounts for fuel vendor incentives were $0.2 million and $0.3 million for second quarter 2008 and 2009, respectively and $0.3 million and $0.5 million for the six months ended June 29, 2008 and June 28, 2009, respectively.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 28, 2009, up until the issuance of the financial statements, which occurred on August 7, 2009.

2.	New Accounting Pronouncements

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Since no acquisitions were made during the first half of 2009, SFAS No. 141R had no impact on the Company’s financial statements as of June 28, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements relative to any future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests has been re-characterized as noncontrolling interests and has been reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which applied retrospectively. The adoption of this statement as of the beginning of our 2009 fiscal year did not have a material impact on our financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. We have included these additional disclosures in Note 7. The adoption of this FSP did not have a material impact on our financial statements.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 28, 2009 with no impact on the Company’s financial statements. See Note 1.

SFAS 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standard Codification as the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standards documents are superseded as described in SFAS No. 168. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS No. 168 will have a material impact on its consolidated financial statements, and will change all references to U.S. GAAP within its financial statements for all filings beginning with the quarter ended September 27, 2009, to be consistent with the new FASB Accounting Standard Codification.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	December 28, 2008	June 28, 2009
	(in thousands)
Accounts receivable, trade	$35,829	$44,194
Receivable from state reimbursement funds	1,529	1,191
Vendor receivables for rebates, branding, and others	7,739	7,364
ATM fund receivables	4,216	5,292
Notes receivable, short term	641	646
Other receivables	2,665	1,862
Allowance for uncollectible accounts, trade	(729)	(944)
Allowance for uncollectible accounts, environmental	(341)	(284)

Accounts receivables, net	$51,549	$59,321

4.	Inventories

Inventories consisted of the following:

	December 28, 2008	June 28, 2009
	(in thousands)
Merchandise	$41,425	$46,848
Fuel-retail	15,740	17,276
Fuel-wholesale consignment	1,639	2,551
Lottery	1,657	1,726
Maintenance spare parts and equipment	3,232	3,359
Allowance for inventory shortage and obsolescence	(815)	(624)

Total	$62,878	$71,136

5.	Property and Equipment

Property and equipment consisted of the following:

	December 28, 2008	June 28, 2009
	(in thousands)
Land	$122,883	$125,958
Buildings and leasehold improvements	197,069	200,160
Equipment	155,002	159,234
Construction in progress	15,326	24,487

	490,280	509,839
Less accumulated depreciation	81,547	101,408

Total	$408,733	$408,431

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

In accordance with SFAS No. 142, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eight years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 28, 2008 and June 28, 2009:

	December 28, 2008			June 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Non –Amortizing

Trade name	$570	$—	$570	$570	$—	$570

Franchise rights	389	—	389	389	—	389

Liquor licenses	11,185	—	11,185	11,600	—	11,600

Amortizing

Supply agreements	5,952	2,203	3,749	6,585	2,554	4,031
Favorable lease arrangements, net	2,879	2,517	362	2,879	2,306	573

Loan origination costs	18,142	4,528	13,614	18,367	6,076	12,291

Trade names	5,756	1,222	4,534	5,756	1,469	4,287

Other	520	314	206	520	369	151

Total	$45,393	$10,784	$34,609	$46,666	$12,774	$33,892

7.	Long -Term Debt

Long-term debt consisted of the following:

	December 28, 2008	June 28, 2009
	(in thousands)

10 5/8% senior unsecured notes due 2013	$300,000	$300,000

Term loan facility, bearing interest at LIBOR plus applicable margin (3.70% at December 28, 2008 and 2.32% at June 28, 2009), principal due in quarterly installments through November 13, 2012	101,063	97,781

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.75% at December 28, 2008 and 3.25% at June 28, 2009)	3,630	3,050

Other notes payable	135	90

Unamortized bond premium	3,771	3,470

Total debt	408,599	404,391

Less: Current maturities	9,233	11,201

Long–term debt, net of current maturities	$399,366	$393,190

The fair value of debt as of June 28, 2009, is estimated to be approximately $403.3 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the variable-rate term loan, revolving credit facility and promissory note.

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% senior unsecured notes (the “Senior Notes”). The Senior Notes pay interest semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2006, until they mature on December 15, 2013.

The Senior Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions. The Senior Notes also contain certain financial covenants. On November 24, 2006, the Company redeemed $50.0 million of the Senior Notes with proceeds from the IPO, as allowed by the indenture. On November 13, 2007, in connection with the TCFS Acquisition, the Company issued additional $150.0 million Senior Notes and on June 23, 2008, the Company issued an additional $30.0 million Senior Notes. The additional notes are all governed by the same indenture as the original Senior Notes.

On or after December 15, 2009, the Company may redeem some or all of the $300.0 million remaining Senior Notes at any time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: in 2009, at 105.313%; in 2010, at 102.656%; and in 2011 and thereafter, at 100.000%.

Credit Facilities

On November 13, 2007, Susser Holdings, L.L.C. entered into a credit agreement with a syndicate of financial institutions, providing for a five-year revolving credit facility in an aggregate principal amount of up to $90.0 million, and a five-year term loan facility in the aggregate principal amount of $105.0 million (the “term loan”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered in to Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120.0 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”).

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of June 28, 2009, we had $3.1 million outstanding under the revolving credit facility and $22.1 million in standby letters of credit. Our borrowing base in effect at June 28, 2009 allowed a maximum borrowing, including outstanding letters of credit, of $97.7 million. Our unused availability on the revolver at June 28, 2009 was $72.5 million.

The interest rates for both the revolver and term loan facility are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. We pay a commitment fee on the unused portion of the Revolver, currently .375% per annum, and is subject to adjustment based on a leverage grid.

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of June 28, 2009.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable-rate term loan. These contracts have been designated as cash flow hedges, and the Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk. The Company recognized $374,000 in additional interest expense (effective portion) during the first half of 2009 associated with this interest rate swap and recognized a $41,000 loss, net of tax, in Other Comprehensive Income on a deferred basis. No gains or losses from ineffectiveness were recorded as the interest rate swaps are considered highly effective. In the event any portion is deemed not effective, the resulting gain or loss would be classified to interest expense in the Company’s consolidated statement of operations. The Company expects to reclassify approximately $0.7 million into net income as additional interest expense during the next twelve months. At June 28, 2009, these interest rate swaps had a market value of ($64,000) which is classified in other non-current liabilities in the Company’s consolidated balance sheet.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to purchases of fuel on the Gulf Coast and transported via pipeline to West Texas. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 28, 2008, the Company held fuel futures contracts with a fair value of ($140,000), (75 contracts representing 3.2 million gallons). At June 28, 2009, the Company held fuel futures contracts with a fair value of $9,000 (5 contracts representing 0.2 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized $1.1 million in loss during the first half of 2009 related to these contracts, which is classified in motor fuel cost of sales in the consolidated statements of operations. The loss realized on hedging contracts during the first six months is substantially offset by increased profitability on sale of fuel purchased from the pipeline.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(in thousands)

Cash rent:
Store base rent	$8,596	$9,092	$16,913	$18,125
Equipment rent	182	146	377	347
Contingent rent	91	54	121	94

Total cash rent	$8,869	$9,292	$17,411	$18,566

Non–cash rent:
Straight-line rent	313	249	631	499
Amortization of deferred gain	(507)	(511)	(956)	(1,022)

Net rent expense	$8,675	$9,030	$17,086	$18,043

Letters of Credit

We were contingently liable for $22.1 million related to irrevocable letters of credit required by various insurers and suppliers at June 28, 2009. Included in this amount is a $10 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon in November 2009, net of any settled or pending indemnity claims.

9.	Interest Expense and Interest Income

The components of net interest expenses are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(in thousands)

Interest expense	$8,959	$8,802	$18,110	$17,692
Capitalized interest	(77)	(93)	(95)	(101)
Amortization of loan costs & issuance premium	636	773	1,394	1,550
Cash interest income	(28)	(26)	(57)	(52)

Interest expense, net	$9,490	$9,456	$19,352	$19,089

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months and six months ended June 28, 2009 and June 29, 2008 is as follows:

	Three Months Ended June 28, 2009		Six Months Ended June 28, 2009
	(in thousands)	Tax rate%	(in thousands)	Tax rate%
Tax at statutory federal rate	$1,353	35.0	$994	35.0
State and local tax, net of federal benefit	326	8.4	599	21.1

Other	24	0.6	14	0.5

Tax expense per financial statement	$1,703	44.0	$1,607	56.6

	Three Months Ended June 29, 2008		Six Months Ended June 29, 2008
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,796	35.0	$2,136	35.0
State and local tax, net of federal benefit	377	3.5	643	10.6
Other	11	0.1	21	0.3

Tax expense per financial statement	$4,184	38.6	$2,800	45.9

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the six months ended June 29, 2008 and June 28, 2009 was $1.0 million and $1.0 million, respectively.

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

As of June 28, 2009, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,048,972 were issued and 17,037,648 were outstanding as of December 28, 2008, and 17,142,427 were issued and 17,131,103 were outstanding as of June 28, 2009, respectively. Included in these amounts are 119,130 and 199,930 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares, which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 1,744,002 shares of common stock are outstanding as of June 28, 2009, 320,999 of which are vested. (See Note 12)

12.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of each grant is generally over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. Following is a summary of options and restricted stock which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Exercised	—	—
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	60,000	12.27
Forfeited or expired	(24,840)	17.92

Balances at June 28, 2009	1,744,002	$16.99

Exercisable at June 28, 2009	320,999	$14.36

	Restricted Stock
	Number of Units	Grant-Date Average Fair Value Per Unit

Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Vested	—	—
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	17.05
Granted	80,800	12.25
Vested	—	—
Forfeited	—	—

Nonvested at June 28, 2009	199,930	$15.11

During the second quarter of 2009, we granted 5,000 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $33,000, which will be amortized to expense over the options’ requisite service periods.

We adopted SFAS No. 123(R) at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under SFAS No. 123, we are applying SFAS No. 123(R) prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $1.0 million and $0.8 million during the three months ended June 29, 2008 and June 28, 2009, respectively, and $1.8 million and $1.6 million during the six months ended June 29, 2008 and June 28, 2009, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted in 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in SFAS No. 123(R), the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(in thousands)
Net income attributable to Susser Holdings Corporation, as reported	$6,662	$2,165	$3,302	$1,234
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(18)	(11)	(37)	(22)

Pro forma net income attributable to Susser Holdings Corporation	$6,644	$2,154	$3,265	$1,212

13.	Other Comprehensive Income:

Six Months Ended June 28, 2009
(in thousands)

Balance at the beginning of the period	—

Amount reclassified to income, net of tax (benefit) of ($131)	(243)
Net change in fair value of interest rate swaps, net of tax expense of $109	202

Balance at end of the period	(41)

Other comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(in thousands)

Net income	$6,673	$2,172	$3,325	$1,253
Net unrealized gain (loss) in fair value of cash flow hedges, net of tax expense (benefit) of $168 and ($22)	—	312	—	(41)

Total other comprehensive income, net of tax expense	6,673	2,484	3,325	1,212

Less:

Comprehensive income attributable noncontrolling interest	11	7	23	19

Comprehensive income attributable to Susser Holdings Corporation	$6,662	$2,477	$3,302	$1,193

14.	Segment Reporting

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

Segment Financial Data for the Three Months Ended June 29, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$187,870	$—	$—	$—	$187,870

Fuel	618,037	895,292	(480,113)	—	1,033,216

Other	7,266	3,642	(2,138)	304	9,074

Total revenue	813,173	898,934	(482,251)	304	1,230,160

Gross profit:

Merchandise	64,416	—	—	—	64,416

Fuel	32,165	7,429	—	—	39,594

Other	7,266	1,236	(16)	49	8,535

Total gross profit	103,847	8,665	(16)	49	112,545

Selling, general, and administrative	76,950	2,312	(16)	2,610	81,856

Depreciation, amortization, and accretion	9,253	962	—	130	10,345

Other operating expenses	15	38	—	—	53

Operating income (loss)	$17,629	$5,353	$—	$(2,691)	$20,291

Gallons	165,113	271,121	(146,792)	—	289,442

Gross capital expenditures	$19,692	$2,303	$—	$46	$22,041

Segment Financial Data for the Three Months Ended June 28, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$199,940	$—	$—	$—	$199,940

Fuel	392,593	521,650	(300,314)	—	613,929

Other	7,323	4,106	(2,248)	116	9,297

Total revenue	599,856	525,756	(302,562)	116	823,166

Gross profit:

Merchandise	66,496	—	—	—	66,496

Fuel	26,988	5,030	—	—	32,018

Other	7,323	1,974	(16)	21	9,302

Total gross profit	100,807	7,004	(16)	21	107,816

Selling, general, and administrative	79,335	2,290	(16)	2,162	83,771

Depreciation, amortization, and accretion	9,402	1,019	—	128	10,549

Other operating expenses (income)	109	(3)	—	—	106

Operating income (loss)	$11,961	$3,698	$—	$(2,269)	$13,390

Gallons	177,887	302,650	(176,818)	—	303,719

Gross capital expenditures	$16,281	$861	$—	$—	$17,142

Segment Financial Data for the Six Months Ended June 29, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$356,641	$—	$—	$—	$356,641

Fuel	1,137,834	1,493,151	(775,377)	—	1,855,608

Other	14,921	7,470	(4,181)	407	18,617

Total revenue	1,509,396	1,500,621	(779,558)	407	2,230,866

Gross profit:

Merchandise	121,084	—	—	—	121,084

Fuel	52,422	13,009	—	—	65,431

Other	14,921	2,642	(31)	106	17,638

Total gross profit	188,427	15,651	(31)	106	204,153

Selling, general, and administrative	147,579	5,009	(31)	5,101	157,658

Depreciation, amortization, and accretion	18,572	2,254	—	255	21,081

Other operating expenses	110	38	—	3	151

Operating income (loss)	$22,166	$8,350	$—	$(5,253)	$25,263

Gallons	334,426	501,842	(263,403)	—	572,865

Total assets	$740,129	$145,399	$—	$17,397	$902,925

Goodwill	$234,979	$13,320	$—	$—	$248,299

Gross capital expenditures	$33,738	$3,417	$—	$129	$37,284

Segment Financial Data for the Six Months Ended June 28, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals

Revenue:

Merchandise	$381,859	$—	$—	$—	$381,859

Fuel	714,666	919,649	(530,987)	—	1,103,328

Other	14,674	8,276	(4,479)	226	18,697

Total revenue	1,111,199	927,925	(535,466)	226	1,503,884

Gross profit:

Merchandise	128,912	—	—	—	128,912

Fuel	48,192	9,281	—	—	57,473

Other	14,674	3,965	(32)	(5)	18,602

Total gross profit	191,778	13,246	(32)	(5)	204,987

Selling, general, and administrative	152,874	5,162	(32)	4,382	162,386

Depreciation, amortization, and accretion	18,221	2,042	—	249	20,512

Other operating expenses (income)	164	(6)	—	—	158

Operating income (loss)	$20,519	$6,048	$—	$(4,636)	$21,931

Gallons	357,299	602,788	(354,487)	—	605,600

Total assets	$727,120	$94,547	$143	$22,595	$844,405

Goodwill	$221,543	$16,410	$—	$—	$237,953

Gross capital expenditures	$21,425	$1,992	$—	$—	$23,417

15.	Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(dollars in thousands)
Net income attributable to Susser Holdings Corporation	$6,662	$2,165	$3,302	$1,234

Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,880,404	16,931,173	16,880,404	16,927,848
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	69,517	75,730	98,344	67,701

Denominator for diluted earnings per common share	16,949,921	17,006,903	16,978,748	16,995,549

Net income per share, attributable to Susser Holdings Corporation:

Per common share – basic	$0.39	$0.13	$0.20	$0.07

Per common share – diluted	$0.39	$0.13	$0.19	$0.07

Options and non-vested restricted shares not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,438,206	1,750,615	1,419,355	1,762,685

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 28, 2008. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter of 2008 and 2009 refer to the 13-week periods ended June 29, 2008 and June 28, 2009, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a full discussion of these and other risks and uncertainties, please refer to “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of June 28, 2009, our retail segment operated 515 convenience stores in

Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services. During the second quarter 2009 we opened two new stores, and as of July 27, 2009, we have opened another two in the third quarter, giving us five new retail stores to date in 2009. We expect to add a total of 12 to 16 for the year, including acquired stores.

For the six months ended June 28, 2009, we sold 605.6 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. As of June 28, 2009, we supplied 372 dealer locations. We believe our combined retail/wholesale business model, scale, market share, and food service and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for ongoing growth in sales and profitability.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $823.2 million, $2.2 million and $24.9 million, respectively, for second quarter 2009, compared to $1,230.2 million, $6.7 million and $31.7 million, respectively, for second quarter 2008. Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,503.9 million, $1.2 million and $44.2 million, respectively, for the first half of 2009, compared to $2,230.9 million, $3.3 million and $48.3 million, respectively, for the first half of 2008. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

After experiencing record-high energy prices in mid-2008, the cost of crude oil fell from $145 per barrel in July 2008 to under $40 per barrel early in the first quarter of 2009. While still well below mid-2008 levels, the cost of crude oil was on an upward trend throughout the second quarter, peaking at just over $70/barrel. With the increase in crude oil prices, we also experienced increasing motor fuel costs which resulted in lower fuel margins during the second quarter compared to prior year.

The economy in Texas, Oklahoma and New Mexico continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and strong population growth demographics. However, the dramatic reduction in commodity prices and the national recession and recession in Mexico has triggered significantly increased unemployment and reduced economic activity in our markets in recent months. In spite of the current economic trends, our business tends to be more resilient than many other retail formats, and we are still experiencing positive comparable merchandise and fuel volume results over the prior periods.

The current turmoil in the nation’s credit markets is affecting our lenders and the real estate finance markets we have relied on in recent years to finance significant acquisitions and new store development. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business, but we are exercising caution in our capital spending program until we see an improvement in the credit markets. As of June 28, 2009, we had $3.1 million drawn and $22.1 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of June 28, 2009, our unused availability under the revolver was $72.5 million. We have no significant maturities of long-term debt until November 2012.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(dollars in thousands, except motor fuel pricing and gross profit cents per gallon)
Revenue:
Merchandise sales	$187,870	$199,940	$356,641	$381,859
Motor fuel—retail	618,037	392,593	1,137,834	714,666
Motor fuel—wholesale	415,179	221,336	717,774	388,662
Other	9,074	9,297	18,617	18,697

Total revenue	$1,230,160	$823,166	$2,230,866	$1,503,884
Gross profit:
Merchandise	$64,416	$66,496	$121,084	$128,912
Motor fuel—retail	32,165	26,988	52,422	48,192
Motor fuel—wholesale	7,429	5,030	13,009	9,281
Other	8,535	9,302	17,638	18,602

Total gross profit	$112,545	$107,816	$204,153	$204,987
Adjusted EBITDA (2):
Retail	$26,897	$21,471	$40,848	$38,904
Wholesale	6,354	4,714	10,642	8,084

Other	(1,588)	(1,334)	(3,188)	(2,820)

Total Adjusted EBITDA	$31,663	$24,851	$48,302	$44,168

Retail merchandise margin	34.3%	33.3%	34.0%	33.8%
Merchandise same store sales growth	6.6%	4.6%	7.7%	5.2%
Average per retail store:
Merchandise sales	$370.6	$389.0	$704.5	$744.1
Motor fuel gallons	330.9	352.3	671.3	708.2
Motor fuel gallons sold:
Retail	165,113	177,887	334,426	357,299
Wholesale	124,329	125,832	238,439	248,301
Average retail price of motor fuel	$3.74	$2.21	$3.40	$2.00
Motor fuel gross profit cents per gallon (1):
Retail	19.5 ¢	15.2 ¢	15.7 ¢	13.5 ¢
Wholesale	6.0 ¢	4.0 ¢	5.5 ¢	3.7 ¢

(1)	2008 reflects reclassification of fuel vendor incentives from operating expense to fuel cost of sales.
(2)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding cumulative effect of changes in accounting principles, discontinued operations, non-cash stock based compensation expense, and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(in thousands)

Net income attributable to Susser Holdings Corporation	$6,662	$2,165	$3,302	$1,234
Depreciation, amortization, and accretion	10,345	10,549	21,081	20,512
Interest expense, net	9,490	9,456	19,352	19,089
Income tax expense	4,184	1,703	2,800	1,607

EBITDA	30,681	23,873	46,535	42,442
Non-cash stock based compensation	985	813	1,830	1,586
Loss on disposal of assets	53	106	151	158
Other miscellaneous	(56)	59	(214)	(18)

Adjusted EBITDA	$31,663	$24,851	$48,302	$44,168

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended
	June 29, 2008	June 28, 2009
	(in thousands)

Net cash provided by operating activities	$7,320	$30,335
Changes in operating assets & liabilities	15,733	(7,294)
Loss on disposal of assets	(151)	(158)
Non-cash stock based compensation expense	(1,830)	(1,586)
Noncontrolling interest	(23)	(19)
Deferred income tax	3,102	167
Amortization of debt premium	232	301

Income taxes	2,800	1,607
Interest expense, net	19,352	19,089

EBITDA	46,535	42,442

Non-cash stock based compensation	1,830	1,586

Loss on disposal of assets	151	158
Other miscellaneous	(214)	(18)

Adjusted EBITDA	$48,302	$44,168

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total

	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(in thousands)

Operating income (loss)	$22,166	$20,519	$8,350	$6,048	$(5,253)	$(4,636)	$25,263	$21,931
Depreciation, amortization, and accretion	18,572	18,221	2,254	2,042	255	249	21,081	20,512

Other miscellaneous	—	—	—	—	214	18	214	18
Noncontrolling interest	—	—	—	—	(23)	(19)	(23)	(19)

EBITDA	40,738	38,740	10,604	8,090	(4,807)	(4,388)	46,535	42,442
Non-cash stock based compensation	—	—	—	—	1,830	1,586	1,830	1,586
(Gain) loss on disposal of assets and impairment charge	110	164	38	(6)	3	—	151	158
Other operating expenses	—	—	—	—	(214)	(18)	(214)	(18)

Adjusted EBITDA	$40,848	$38,904	$10,642	$8,084	$(3,188)	$(2,820)	$48,302	$44,168

Second Quarter 2009 Compared to Second Quarter 2008

The following discussion of results for second quarter 2009 compared to second quarter 2008 compares the 13-week period of operations ended June 28, 2009 to the 13-week period of operations ended June 29, 2008. During 2008, we constructed or acquired 12 stores of which 6 opened after the second quarter of 2008 and therefore those stores did not contribute to results in the second quarter of 2008. In addition, one new store opened during the first quarter of 2009 and two new stores were opened during the second quarter of 2009.

Total Revenue. Total revenue for second quarter 2009 was $823.2 million, a decrease of $407.0 million, or 33.1%, from 2008. The decrease in total revenue was driven by a 36.5% decrease in retail fuel revenue and a 46.7% decrease in wholesale fuel revenue, both due to the lower price of motor fuel, as further discussed below.

Total Gross Profit. Total gross profit for second quarter 2009 was $107.8 million, a decrease of $4.7 million, or 4.2% over 2008. The decrease was primarily due to the decrease in fuel gross profit, as further discussed below, and slightly offset by the impact of the new stores constructed or acquired during 2008 and 2009 ($2.0 million of growth in gross profit) and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $199.9 million for second quarter 2009, a $12.1 million, or 6.4% increase over 2008. Our performance was due to a 4.6% merchandise same store sales increase, accounting for $8.5 million of the increase, with the balance due to new stores built or acquired in 2008 and 2009. Merchandise same-store sales include food service sales but do not include motor fuel sales due to the volatility in the retail price of motor fuel. Key categories contributing to the merchandise same store sales increase were cigarettes, packaged drinks, beer, snacks and food service. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other prepared foods.

Merchandise gross profit was $66.5 million for the second quarter of 2009, a $2.1 million, or 3.2% increase over 2008, which was driven by the increase in merchandise sales, slightly offset by a decrease in gross profit margin from 34.3% to 33.3%. The decrease in gross margin was largely attributable to the Federal tax increase on cigarettes effective April 1, 2009, and to consumers trading down to lower margin items in categories such as packaged beverages and food service. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2009 were $392.6 million, a decrease of 36.5% from 2008, driven by a 41.0% decrease in the average retail price of motor fuel offset by a 7.7% increase in retail gallons sold. We sold an average of 0.4 million gallons per retail store, 6.5% higher than last year. Retail motor fuel gross profit decreased by $5.2 million or 16.1% over 2008 due to a decrease in the gross profit per gallon, partly offset by the increase in gallons sold. The average retail fuel margin decreased from 19.5 cents per gallon to 15.2 cents per gallon for 2008 and 2009, respectively. This reduction in fuel margin decreased Retail fuel gross profit by $7.7 million. After deducting credit card fees, the net margin decreased from 15.2 cents per gallon to 11.5 cents per gallon.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter of 2009 were $221.3 million, a 46.7% decrease over 2008. The decrease was driven by a 47.3% decrease in the wholesale selling price per gallon slightly offset by a 1.2% increase in gallons sold. Wholesale motor fuel gross profit of $5.0 million decreased $2.4 million or 32.3% from 2008, due to a 33.1% decrease in the gross profit per gallon from 6.0 to 4.0 cents per gallon (responsible for a $2.5 million decrease), partly offset by the increase in gallons.

Other Revenue and Gross Profit. Other revenue of $9.3 million for second quarter 2009 increased by $ 0.2 million or 2.5% from 2008, with a 9.0% increase in associated gross profit.

Personnel Expense. For the second quarter of 2009, personnel expense increased $2.3 million or 6.8% over 2008. Of the increase in personnel expense, $1.1 million was attributable to the new stores acquired and constructed during 2008 and 2009.

General and Administrative Expenses. For second quarter 2009, general and administrative expenses increased by $0.2 million, or 2.2% from 2008.

Other Operating Expenses. Other operating expenses decreased by $1.0 million or 3.2% over 2008. The decrease was primarily due to utility and credit card expense reductions of $2.2 million and $0.6 million, respectively, from 2008, offset by an increase in property tax and insurance expense of $0.5 million and $0.3 million, respectively, as well as increased costs related to the new stores.

Rent Expense. Rent expense for second quarter 2009 of $9.0 million was $0.4 million or 4.1% higher than 2008 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for second quarter 2009 of $10.5 million was up $0.2 million or 2.0% from 2008, related to an increase in depreciable assets.

Income from Operations. Income from operations for second quarter 2009 was $13.4 million, compared to $20.3 million for 2008. The decrease is primarily attributed to a $10.2 million decrease in fuel gross profit resulting from lower retail and wholesale fuel margins, as discussed above.

Income Tax. The income tax expense accrued for second quarter 2009 was $1.7 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $1.2 million of income tax expense related to federal and state income tax. The income tax expense accrued for second quarter 2008 was $4.2 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $3.8 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net income attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the second quarter 2009 of $2.2 million, compared to net income attributable to Susser Holdings Corporation of $6.7 million for 2008. The decrease is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for second quarter 2009 was $24.9 million, a decrease of $6.8 million, or 21.5% compared to 2008. Retail segment Adjusted EBITDA of $21.5 million decreased by $5.4 million, or 20.2% compared to 2008, primarily due to lower fuel gross profit partly offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $4.7 million decreased by $1.6 million, or 25.8% from 2008, primarily resulting from the lower fuel margin. Other segment Adjusted EBITDA reflects net expenses of $1.3 million for the quarter, compared to $1.6 million for the same period in 2008.

First Half 2009 Compared to First Half 2008

The following discussion of results for first half 2009 compared to first half 2008 compares the 26-week period of operations ended June 28, 2009 to the 26-week period of operations ended June 29, 2008. 2009 results partially reflect the three retail stores constructed in the first half of 2009, as well as full results from the 12 stores added in 2008, six of which were added during the first half of 2008.

Total Revenue. Total revenue for first half 2009 was $1,503.9 million, a decrease of $727.0 million, or 32.6%, over 2008. The decrease in total revenue was driven by a 37.2% decrease in retail fuel revenue and a 45.9% decrease in wholesale fuel revenue, partly offset by an increase in merchandise sales of 7.1%, as further discussed below.

Total Gross Profit. Total gross profit for first half 2009 was $205.0 million, an increase of $0.8 million, or 0.4%, over 2008. Contributing to the increase were the impact of the new stores constructed or acquired during 2008 and 2009 ($4.2 million of growth in gross profit) and increased merchandise gross profit, partly offset by lower fuel margins, as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $381.9 million for the first half of 2009, a $25.2 million, or 7.1%, increase over 2008. Our performance was due to a 5.2% merchandise same store sales increase, accounting for $18.6 million of the increase, with the balance due to new stores built or acquired in 2008 and 2009. Merchandise same-store sales include food service sales but do not include motor fuel sales due to the volatility in the retail price of motor fuel. Key categories contributing to the same store sales increase were packaged drinks, cigarettes, beer, food service, snacks, and candy. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other prepared foods.

Merchandise gross profit was $128.9 million for the first half of 2009, a $7.8 million, or 6.5%, increase over 2008, which was driven by the increase in merchandise sales slightly offset by a decrease in gross profit margin from 34.0% to 33.8%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2009 were $714.7 million, a decrease of 37.2% from 2008, driven by a 41.2% decrease in the average retail price of motor fuel partly offset by a 6.8% increase in retail gallons sold. We sold an average of 0.7 million gallons per retail store, which is a 5.5% increase to 2008. Retail motor fuel gross profit decreased by $4.2 million or 8.1% over 2008, due to a 14.0% decrease in retail fuel margins (accounting for a $7.8 million decrease in gross profit), partly offset by an increase in gallons sold.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first half of 2009 were $388.7 million, a 45.9% decrease over 2008. The decrease was driven by a 48.0% decrease in the wholesale selling price per gallon partly offset by a 4.1% increase in gallons sold. Wholesale motor fuel gross profit of $9.3 million decreased $3.7 million or 28.7% from 2008 due to a 31.5% decrease in the gross profit per gallon from 5.5 cents to 3.7 cents per gallon (accounting for a $4.3 million decrease in gross profit), partly offset by the increase in gallons sold.

Other Revenue and Gross Profit. Other revenue of $18.7 million for the first half of 2009 increased 0.4% from 2008, with a 5.5% increase in associated gross profit.

Personnel Expense. For the first half of 2009, personnel expense was $72.3 million, an increase of $7.4 million, or 11.5%, over 2008. Of the increase in personnel expense, $2.1 million was attributable to the new stores acquired and constructed during 2008 and 2009. The balance is primarily attributed to improved staffing levels in our West Texas stores, increased pay due to the minimum wage increase in July 2008 and increased staff tenure and to increased health care costs.

General and Administrative Expenses. For the first half of 2009, general and administrative expenses were $17.1 million compared to $17.1 million in 2008. We began to realize the full synergies in G&A costs from the Town & Country integration in the second half of 2008.

Other Operating Expenses. Other operating expenses decreased by $3.6 million or 6.2% over 2008. Credit card costs of $11.4 million, or 3.2 cents per gallon, represent a decrease of $2.2 million from 2008. Utility costs also decreased $2.0 million compared to 2008.

Rent Expense. Rent expense for the first half of 2009 of $18.0 million was $1.0 million or 5.6% higher than 2008 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the first half 2009 of $20.5 million was down $0.6 million or 2.7% from 2008 partially related to adjustments of $0.3 million recorded during the first quarter of 2009 to the amortization of the leasehold disadvantage related to the final purchase price allocation of the Town & Country acquisition.

Income from Operations. Income from operations for the first half of 2009 was $21.9 million, compared to $25.3 million for 2008. The decrease is attributed to a $12.1 million decrease in fuel gross profit resulting from lower retail and wholesale margins, partly offset by increased merchandise gross profit and fuel gallons, and changes in operating expenses, as described above.

Interest Expense, Net. Net interest expense for the first half of 2009 was $19.1 million, a decrease of $0.3 million from 2008 primarily due to lower amounts outstanding under the revolving credit facility and lower interest rates on our variable-rate debt.

Income Tax. The income tax expense accrued for first half 2009 was $1.6 million, which consisted of $1.0 million of expense attributable to the Texas margin tax and $0.6 million of income tax expense related to federal and state income tax. The income tax expense accrued for first half 2008 was $2.8 million, which consisted of $1.0 million of expense attributable to the Texas margin tax and $1.8 million of income tax benefit related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first half of 2009 of $1.2 million, compared to net income attributable to Susser Holdings Corporation of $3.3 million for 2008. The decrease is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for the first half 2009 was $44.2 million, a decrease of $4.1 million, or 8.6%, compared to 2008. Retail segment Adjusted EBITDA of $38.9 million decreased by $1.9 million, or 4.8% compared to 2008, primarily due to lower fuel margins partly offset by higher merchandise gross profits. Wholesale segment Adjusted EBITDA of $8.1 million decreased by $2.6 million, or 24.0%, from 2008 primarily due to lower fuel margins. Other segment Adjusted EBITDA reflects net expenses of $2.8 million for the six months, compared to $3.2 million for the same period in 2008.

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

Cash flows from operations were $30.3 million and $7.3 million for the first six months of 2009 and 2008, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to the changes in working capital, which were impacted in 2008 by rapidly rising fuel costs. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $14.1 million of cash and cash equivalents on hand at June 28, 2009 compared to $14.4 million at June 29, 2008, and $8.3 million at December 28, 2008.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $23.4 million and $37.3 million during the first half of 2009 and 2008, respectively. We opened two new retail stores during second quarter 2009 bringing our store count to 515 as of June 28, 2009. We opened two additional stores during the third quarter of 2009 as of July 27, 2009, and currently have three additional stores under construction. We completed the sale-leaseback of one retail store during the second quarter for $2.8 million.

During the second quarter our wholesale division added seven dealers and terminated supply at six dealer sites. We have recently agreed to acquire 25 convenience stores in Texas and Louisiana, the majority of which we expect to sell and sublease to dealers in our wholesale segment. The acquisition includes 24 leaseholds and one fee property. Our wholesale segment currently supplies fuel to 11 of these 25 sites. Closing is expected to be completed by the end of August and to be funded with cash.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
Retail stores:
Number at beginning of period	513	512
New stores	2	3

Number at end of period	515	515

Wholesale dealer locations:
Number at beginning of period	371	372
New locations	7	8
Closed locations	(6)	(8)

Number at end of period	372	372

During fiscal 2009, we plan to invest approximately $50 to $70 million (net of anticipated lease financing) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2009, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At June 28, 2009, our outstanding debt was $400.9 million, excluding $3.5 million unamortized issuance premium.

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

As of June 28, 2009, we had $3.1 million outstanding under the revolving credit facility and $22.1 million in standby letters of credit, which includes a $10.0 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn in November 2009, net of any settled or pending indemnity claims. Our borrowing base in effect at June 28, 2009, allowed a maximum borrowing, including outstanding letters of credit, of $97.7 million. This reduction in our borrowing base from the full $120 million commitment reflects the lower fuel prices at quarter-end compared to the same period in 2008, which reduced our trade receivable and fuel inventory balances. The reduction in fuel prices also tends to reduce our working capital requirements, and therefore our need to borrow against the revolver. Our unused availability on the revolver at June 28, 2009 was $72.5 million.

During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable- rate term loan, and are accounted for as cash flow hedges. For more information, see Note 7 in the accompanying Notes to Consolidated Financial Statements.

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

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	June 28, 2009
	Fee	Leased
Operating sites:
Retail	250	265
Wholesale	43	15
Total	291	282

Office locations	7	3
Properties currently being developed	5	—
Properties held for future development	21	—
Income producing properties	6	1
Surplus properties	38	7

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

	2007							2008							2009
	(dollars and gallons in thousands)
	1st QTR	2nd QTR		3rd QTR		4th QTR (a)		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR
Merchandise sales	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870		$189,272		$183,944		$181,919	$199,940
Motor fuel sales:

Retail	224,685	297,751		291,413		397,902		519,797	618,037		619,692		393,201		322,072	392,593
Wholesale	204,430	282,829		268,252		279,958		302,595	415,179		396,952		208,769		167,327	221,336
Other income	6,170	6,290		6,130		7,334		9,543	9,074		8,123		9,064		9,400	9,297

Total revenue	528,650	692,795		674,022		821,895		1,000,706	1,230,160		1,214,039		794,978		680,718	823,166

Merchandise gross profit	29,960	34,043		35,921		44,642		56,668	64,416		65,966		63,592		62,416	66,496
Motor fuel gross profit(b):
Retail	12,167	18,414		17,309		19,698		20,257	32,165		36,402		31,732		21,204	26,988
Wholesale	4,321	6,339		7,553		7,440		5,580	7,429		8,888		9,037		4,251	5,030
Other gross profit	6,046	5,831		5,885		7,030		9,103	8,535		7,791		9,087		9,300	9,302

Total gross profit	52,494	64,627		66,668		78,810		91,608	112,545		119,047		113,448		97,171	107,816
Income from operations	780	9,412		7,944		8,122		4,972	20,291		21,137		19,499		8,541	13,390
Net income (loss) attributable to Susser Holdings Corporation	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165

Earnings (loss) per common share attributable to Susser Holdings Corporation:
Basic	$(0.14)	$0.38		$0.29		$0.45		$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13
Diluted	$(0.14)	$0.37		$0.29		$0.44		$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13

Merchandise margin, net	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%		34.9%		34.6%		34.3%	33.3%

Fuel gallons:
Retail	101,793	106,624		108,874		139,236		169,313	165,113		163,399		179,483		179,412	177,887
Wholesale	111,585	118,682		118,767		116,152		114,110	124,329		122,318		125,759		122,469	125,832

Motor fuel margin (b):
Retail (c)	12.0 ¢	17.3	¢	15.9	¢	14.1	¢	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢
Wholesale	3.9 ¢	5.3	¢	6.4	¢	6.4	¢	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢

(a)	Includes 48 days of Town & Country operations.
(b)	Reflects reclassification of fuel vendor incentives from operating expense to fuel cost of sales in 2007 and 2008.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates. At June 28, 2009, we had $3.1 million outstanding on the credit facility. Our term loan facility, of which $97.8 million was outstanding at June 28, 2009, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at June 28, 2009 would be to change interest expense by approximately $1.0 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 19, 2009, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Re-elected three nominees to serve as directors each for a term of three years or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld

Bruce W. Krysiak	12,992,798	1,411,095
Sam J. Susser	14,046,795	357,098
David P. Engel	14,197,199	206,694

(2) Ratified the appointment of Ernst & Young LLP as our independent public accountants for fiscal 2009. The votes were cast as follows:

	Votes For	Votes Against	Abstentions

Ratification of Ernst & Young LLP	14,318,674	64,523	20,696

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: August 7, 2009

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