Form 10-Q
period 2009-09-27
Susser Holdings CORP
filed 2009-11-06
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,147,393 SHARES
(Class)	(Outstanding at November 5, 2009)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	December 28, 2008	September 27, 2009
		unaudited
	(in thousands)

Assets

Current assets:

Cash and cash equivalents	$8,284	$10,459
Accounts receivable, net of allowance for doubtful accounts of $1,070 at December 28, 2008 and $917 at September 27, 2009	51,549	52,744
Inventories, net	62,878	73,248
Other current assets	4,703	4,382

Total current assets	127,414	140,833
Property and equipment, net	408,733	415,564
Other assets:
Goodwill	237,953	242,451
Intangible assets, net	34,609	34,012
Other noncurrent assets	15,647	15,447

Total other assets	288,209	291,910

Total assets	$824,356	$848,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$90,911	$104,338
Accrued expenses and other current liabilities	34,738	39,846
Current maturities of long-term debt	9,233	11,858
Deferred purchase price – TCFS acquisition	10,000	10,000

Total current liabilities	144,882	166,042
Long-term debt	395,736	387,359
Revolving line of credit	3,630	3,930
Deferred gain, long-term portion	33,720	32,569
Deferred tax liability, long-term portion	28,323	27,355
Other noncurrent liabilities	13,087	15,964

Total long-term liabilities	474,496	467,177
Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,048,972 issued and 17,037,648 outstanding as of December 28, 2008; 17,153,267 issued and 17,141,943 outstanding as of September 27, 2009	170	170
Additional paid-in capital	180,189	182,899
Retained earnings	23,888	31,625
Accumulated other comprehensive loss	—	(367)

Total Susser Holdings Corporation shareholders’ equity	204,247	214,327
Noncontrolling interest	731	761

Total shareholders’ equity	204,978	215,088

Total liabilities and shareholders’ equity	$824,356	$848,307

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(dollars in thousands, except per share amounts)

Revenues:
Merchandise sales	$189,272	$201,190	$545,913	$583,049
Motor fuel sales	1,016,644	668,477	2,872,252	1,771,805
Other income	8,253	12,433	27,170	31,130

Total revenues	1,214,169	882,100	3,445,335	2,385,984
Cost of sales:
Merchandise	123,306	134,883	358,863	387,830
Motor fuel	971,354	627,476	2,761,531	1,673,331
Other	332	(20)	1,311	75

Total cost of sales	1,094,992	762,339	3,121,705	2,061,236

Gross profit	119,177	119,761	323,630	324,748

Operating expenses:
Personnel	34,536	38,008	99,348	110,260
General and administrative	9,468	8,814	26,580	25,905
Other operating	35,676	31,610	94,624	86,610
Rent	8,728	9,135	25,814	27,178
Loss (gain) on disposal of assets	(196)	884	(45)	1,042
Depreciation, amortization, and accretion	9,828	11,484	30,909	31,996

Total operating expenses	98,040	99,935	277,230	282,991

Income from operations	21,137	19,826	46,400	41,757
Other income (expense):
Interest expense, net	(9,955)	(9,444)	(29,307)	(28,533)
Other miscellaneous	25	(46)	239	(28)

Total other expense, net	(9,930)	(9,490)	(29,068)	(28,561)

Income before income taxes	11,207	10,336	17,332	13,196
Income tax expense	(4,331)	(3,823)	(7,131)	(5,430)

Net income	6,876	6,513	10,201	7,766

Less: Net income attributable to noncontrolling interests	14	10	37	29

Net income attributable to Susser Holdings Corporation	$6,862	$6,503	$10,164	$7,737

Net income per share attributable to Susser Holdings Corporation:
Basic	$0.41	$0.38	$0.60	$0.46
Diluted	$0.40	$0.38	$0.60	$0.45
Weighted average shares outstanding:
Basic	16,880,404	16,937,013	16,880,404	16,930,903
Diluted	16,987,817	17,030,021	16,977,561	17,005,231

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	September 28, 2008	September 27, 2009
	(in thousands)

Cash flows from operating activities:

Net income	$10,201	$7,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	30,909	31,996
Loss (gain) on disposal of property and impairment charge	(45)	1,042
Non–cash stock based compensation	2,888	2,509
Deferred income tax	(153)	9
Amortization of debt premium	(375)	(457)
Changes in operating assets and liabilities:
Receivables	(23,655)	(1,305)
Inventories	(9,721)	(10,370)
Assets held for sale and other current assets	4,168	(458)
Intangible assets, net	(1,850)	1,908
Other noncurrent assets	(1,249)	(95)
Accounts payable	(5,945)	13,427
Accrued liabilities	988	5,020
Other noncurrent liabilities	381	(906)

Net cash provided by operating activities	6,542	50,086

Cash flows from investing activities:
Capital Expenditures	(45,480)	(52,383)
Proceeds from disposal of property and equipment	755	1,585
Proceeds from sale/leaseback transactions	26,898	8,043

Net cash used in investing activities	(17,827)	(42,755)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,736	—
Change in notes receivable	(240)	(135)
Payments on long-term debt	(2,625)	(5,295)
Revolving line of credit, net	(15,340)	300
Loan origination costs	—	(227)
Proceeds from issuance of equity	—	201

Net cash provided by (used in) financing activities	12,531	(5,156)
Net increase in cash	1,246	2,175
Cash and cash equivalents at beginning of year	7,831	8,284

Cash and cash equivalents at end of period	$9,077	$10,459

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•	Stripes LLC (“Stripes”), a Texas Limited Liability Company, operates convenience stores located in Texas, New Mexico, and Oklahoma.

•	Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, distributes motor fuels primarily in Texas, New Mexico, Oklahoma and Louisiana. SPC is a wholly owned subsidiary of Stripes.

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at September 27, 2009, but do not conduct any operations. (See Note 7) A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2008 refer to the 52-week period ended December 28, 2008. All references to the third quarter of 2008 and 2009 refer to the 13-week periods ended September 28, 2008 and September 27, 2009, respectively. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at September 27, 2009 and for the nine months ended September 28, 2008 and September 27, 2009 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and nine months ended September 28, 2008 and September 27, 2009 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Certain prior year balances have been reclassified for comparative purposes.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 27, 2009, up until the issuance of the financial statements, which occurred on November 6, 2009.

2.	New Accounting Pronouncements

FASB ASC Topic 805

In December 2007, the FASB issued SFAS No. 141R, Business Combinations which was primarily codified into Topic 805 “Business Combinations” in the ASC. This guidance modifies certain aspects of how the acquiring entity recognizes and measures identifiable assets, liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FASB ASC Topic 810

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was primarily codified into Topic 810 “Consolidations” in the ASC. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which applied retrospectively. The adoption of this guidance as of the beginning of our 2009 fiscal year did not have a material impact on our consolidated financial statements.

FASB ASC Topic 825

In April 2009, the FASB issued FSP No. FAS-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which was primarily codified into Topic 825 “Financial Instruments” in the ASC. This guidance amends previous Topic 825 guidance, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. We have included these additional disclosures in Note 7. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FASB ASC Topic 855

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements. See Note 1.

FASB ASC Topic 105

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASC”) which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This guidance will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding all existing accounting standard documents and related accounting literature. The guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance beginning in the third quarter of 2009, which did not have an impact on our financial condition or results of operation, but impacts all related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	December 28, 2008	September 27, 2009
	(in thousands)
Accounts receivable, trade	$35,829	$37,717
Receivable from state reimbursement funds	1,529	1,215
Vendor receivables for rebates, branding and others	7,739	6,221
ATM fund receivables	4,216	5,393
Notes receivable, short term	641	434
Other receivables	2,665	2,681
Allowance for uncollectible accounts, trade	(729)	(633)
Allowance for uncollectible accounts, environmental	(341)	(284)

Accounts receivables, net	$51,549	$52,744

4.	Inventories

Inventories consisted of the following:

	December 28, 2008	September 27, 2009
	(in thousands)
Merchandise	$41,425	$46,596
Fuel-retail	15,740	19,048
Fuel-wholesale consignment	1,639	2,720
Lottery	1,657	1,777
Maintenance spare parts and equipment	3,232	3,868
Allowance for inventory shortage and obsolescence	(815)	(761)

Total	$62,878	$73,248

5.	Property and Equipment

Property and equipment consisted of the following:

	December 28, 2008	September 27, 2009
	(in thousands)
Land	$122,883	$127,213
Buildings and leasehold improvements	197,069	212,246
Equipment	155,002	173,149
Construction in progress	15,326	14,796

	490,280	527,404
Less accumulated depreciation	81,547	111,840

Total	$408,733	$415,564

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately nine years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 28, 2008 and September 27, 2009:

In August 2009, we acquired 25 Quick Stuff Convenience stores in Texas and Louisiana from Jack in the Box Inc. which resulted in an increase in goodwill. This acquisition is considered immaterial.

	December 28, 2008			September 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)

Non –Amortizing

Trade name	$570	$—	$570	$570	$—	$570

Franchise rights	389	—	389	389	—	389

Liquor licenses	11,185	—	11,185	11,600	—	11,600

Amortizing

Supply agreements	5,952	2,203	3,749	8,433	3,091	5,342
Favorable lease arrangements, net	2,879	2,517	362	2,622	2,339	283

Loan origination costs	18,142	4,528	13,614	18,367	6,849	11,518

Trade names	5,756	1,222	4,534	5,801	1,615	4,186

Other	520	314	206	520	396	124

Total	$45,393	$10,784	$34,609	$48,302	$14,290	$34,012

7.	Long -Term Debt

Long-term debt consisted of the following:

	December 28, 2008	September 27, 2009
	(in thousands)
10 5/8% senior unsecured notes due 2013	$300,000	$300,000

Term loan facility, bearing interest at LIBOR plus applicable margin (3.70% at December 28, 2008 and 2.24% at September 27, 2009), principal due in quarterly installments through November 13, 2012	101,063	95,813

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.75% at December 28, 2008 and 3.25% at September 27, 2009)	3,630	3,930

Other notes payable	135	90

Unamortized premium	3,771	3,314

Total debt	408,599	403,147

Less: current maturities	9,233	11,858

Long–term debt, net of current maturities	$399,366	$391,289

The fair value of debt as of September 27, 2009, is estimated to be approximately $410.3 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the variable-rate term loan, revolving credit facility and promissory note.

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

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of September 27, 2009, we had $3.9 million outstanding under the revolving credit facility and $22.1 million in standby letters of credit. Our borrowing base in effect at September 27, 2009 allowed a maximum borrowing, including outstanding letters of credit, of $95.7 million. Our unused availability on the revolver at September 27, 2009 was $69.7 million.

The interest rates for both the revolver and term loan facility are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. We pay a commitment fee on the unused portion of the Revolver, currently 0.375% per annum, and is subject to adjustment based on a leverage grid.

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of September 27, 2009.

Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” defines and establishes a framework for measuring fair value and expands related disclosures. This guidance does not require any new fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, and equipment, intangible assets, and goodwill. The guidance does not apply to share-based payment transactions and inventory pricing. ASC 820 was effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, ASC 820 -10-65- “Transition and Open Effective Date Information”, deferred the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities held by the Company include asset retirement obligations, assets held for sale, goodwill, and trade names.

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

ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable-rate term loan. These contracts have been designated as cash flow hedges, and the Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk. The

Company recognized $643,000 in additional interest expense (effective portion) during the first nine months of 2009 associated with this interest rate swap and recognized a $367,000 loss, net of tax, in Other Comprehensive Income on a deferred basis. No gains or losses from ineffectiveness were recorded as the interest rate swaps are considered highly effective. In the event any portion is deemed not effective, the resulting gain or loss would be classified to interest expense in the Company’s consolidated statement of operations. The Company expects to reclassify approximately $0.9 million into net income as additional interest expense during the next twelve months. At September 27, 2009, these interest rate swaps had a market value of ($565,000) which is classified in other non-current liabilities in the Company’s consolidated balance sheet.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to purchases of fuel on the Gulf Coast and transported via pipeline to West Texas. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 28, 2008, the Company held fuel futures contracts with a fair value of ($140,000), (75 contracts representing 3.2 million gallons). At September 27, 2009, the Company held fuel futures contracts with a fair value of $(125,000) (22 contracts representing 0.9 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized $1.0 million in loss during the first nine months of 2009 related to these contracts, which is classified in motor fuel cost of sales in the consolidated statements of operations. The loss realized on hedging contracts during the first nine months is substantially offset by increased profitability on sale of fuel purchased from the pipeline.

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

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(in thousands)
Cash rent:
Store base rent	$8,739	$9,168	$25,652	$27,293
Equipment rent	188	163	565	510
Contingent rent	30	61	151	155

Total cash rent	$8,957	$9,392	$26,368	$27,958

Non–cash rent:
Straight-line rent	315	258	946	757
Amortization of deferred gain	(544)	(515)	(1,500)	(1,537)

Net rent expense	$8,728	$9,135	$25,814	$27,178

Letters of Credit

We were contingently liable for $22.1 million related to irrevocable letters of credit required by various insurers and suppliers at September 27, 2009. Included in this amount is a $10 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn upon in November 2009, net of any settled or pending indemnity claims.

9.	Interest Expense and Interest Income

The components of net interest expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(in thousands)
Cash interest expense	$9,290	$8,803	$27,399	$26,495
Capitalized interest	(15)	(108)	(109)	(209)
Amortization of loan costs & issuance premium	754	773	2,148	2,323
Cash interest income	(74)	(24)	(131)	(76)

Interest expense, net	$9,955	$9,444	$29,307	$28,533

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months and nine months ended September 27, 2009 and September 28, 2008 is as follows:

	Three Months Ended September 27, 2009		Nine Months Ended September 27, 2009
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,614	35.0	$4,609	35.0
State and local tax, net of federal benefit	143	1.4	742	5.6

Other	66	0.6	79	0.6

Tax expense per financial statement	$3,823	37.0	$5,430	41.2

	Three Months Ended September 28, 2008		Nine Months Ended September 28, 2008
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,918	35.0	$6,053	35.0
State and local tax, net of federal benefit	399	3.6	1,042	6.0
Other	14	0.1	36	0.2

Tax expense per financial statement	$4,331	38.7	$7,131	41.2

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the nine months ended September 28, 2008 and September 27, 2009 was $1.6 million and $1.1 million, respectively.

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

As of September 27, 2009, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,048,972 were issued and 17,037,648 were outstanding as of December 28, 2008, and 17,153,267 were issued and 17,141,943 were outstanding as of September 27, 2009, respectively. Included in these amounts are 119,130 and 204,930 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 11,324 shares issued as restricted shares, which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 1,752,461 shares of common stock are outstanding as of September 27, 2009, 319,521 of which are vested. (See Note 12)

12.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants are over five years, with 33.3% of such units vesting on the third, fourth, and fifth anniversary of grant date. Some of the grants vest ratably over a three-year period. Following is a summary of options and restricted stock which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Exercised	—	—
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	91,158	12.12
Forfeited or expired	(47,539)	19.72

Balances at September 27, 2009	1,752,461	$16.84

Exercisable at September 27, 2009	319,521	$14.35

	Restricted Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Vested	—	—
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	17.05
Granted	85,800	12.22
Vested	—	—
Forfeited	—	—

Nonvested at September 27, 2009	204,930	$15.02

During the third quarter of 2009, we granted 31,158 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $197,000, which will be amortized to expense over the options’ requisite service periods. During the third quarter of 2009 we granted 5,000 shares of restricted stock with an aggregate fair value of $58,000 which will be amortized to expense over the requisite service period.

We adopted ASC 718 “Compensation – Stock Compensation” at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under ASC 718, we are applying ASC 718 prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $1.1 million and $0.9 million during the three months ended September 28, 2008 and September 27, 2009, respectively, and $2.9 million and $2.5 million during the nine months ended September 28, 2008 and September 27, 2009, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted in 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718 the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(in thousands)
Net income attributable to Susser Holdings Corporation, as reported	$6,862	$6,503	$10,164	$7,737
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(10)	(11)	(48)	(32)

Pro forma net income attributable to Susser Holdings Corporation	$6,852	$6,492	$10,116	$7,705

13.	Other Comprehensive Income:

Nine Months Ended September 27, 2009
(in thousands)
Balance at the beginning of the period	$—
Amount reclassified to income, net of tax (benefit) of ($225)	(418)
Net change in fair value of interest rate swaps, net of tax expense of $27	51

Balance at end of the period	$(367)

Other comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(in thousands)

Net income	$6,876	$6,513	$10,201	$7,766
Net unrealized gain (loss) in fair value of cash flow hedges, net of tax expense (benefit) of $176 and $198	—	(326)	—	(367)

Total other comprehensive income, net of tax expense	6,876	6,187	10,201	7,399

Less:

Comprehensive income attributable noncontrolling interest	14	10	37	29

Comprehensive income attributable to Susser Holdings Corporation	$6,862	$6,177	$10,164	$7,370

14.	Segment Reporting

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

Segment Financial Data for the Three Months Ended September 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$189,272	$—	$—	$—	$189,272

Fuel	619,692	923,779	(526,827)	—	1,016,644

Other	6,437	4,104	(2,387)	99	8,253

Total revenue	815,401	927,883	(529,214)	99	1,214,169

Gross profit:

Merchandise	65,966	—	—	—	65,966

Fuel	36,402	8,888	—	—	45,290

Other	6,437	1,437	(16)	63	7,921

Total gross profit	108,805	10,325	(16)	63	119,177

Selling, general, and administrative	82,532	3,435	(16)	2,457	88,408

Depreciation, amortization, and accretion	8,663	1,090	—	75	9,828

Other operating expenses (income)	(227)	31	—	—	(196)

Operating income (loss)	$17,837	$5,769	$—	$(2,469)	$21,137

Gallons	163,399	286,527	(164,209)	—	285,717

Gross capital expenditures	$9,234	$(920)	$—	$(118)	$8,196

Segment Financial Data for the Three Months Ended September 27, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$201,190	$—	$—	$—	$201,190

Fuel	427,603	566,315	(325,441)	—	668,477

Other	7,158	7,261	(2,203)	217	12,433

Total revenue	635,951	573,576	(327,644)	217	882,100

Gross profit:

Merchandise	66,307	—	—	—	66,307

Fuel	34,613	6,388	—	—	41,001

Other	7,158	5,208	(123)	210	12,453

Total gross profit	108,078	11,596	(123)	210	119,761

Selling, general, and administrative	82,001	3,321	(123)	2,368	87,567

Depreciation, amortization, and accretion	9,754	1,596	—	134	11,484

Other operating expenses	884	—	—	—	884

Operating income (loss)	$15,439	$6,679	$—	$(2,292)	$19,826

Gallons	175,317	300,738	(175,533)	—	300,522

Gross capital expenditures	$22,968	$5,998	$—	$—	$28,966

Segment Financial Data for the Nine Months Ended September 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$545,913	$—	$—	$—	$545,913

Fuel	1,757,527	2,416,930	(1,302,205)	—	2,872,252

Other	21,356	11,874	(6,568)	508	27,170

Total revenue	2,324,796	2,428,804	(1,308,773)	508	3,445,335

Gross profit:

Merchandise	187,050	—	—	—	187,050

Fuel	88,824	21,897	—	—	110,721

Other	21,357	4,378	(47)	171	25,859

Total gross profit	297,231	26,275	(47)	171	323,630

Selling, general, and administrative	230,112	8,744	(47)	7,557	246,366

Depreciation, amortization, and accretion	27,236	3,343	—	330	30,909

Other operating expenses (income)	(118)	70	—	3	(45)

Operating income (loss)	$40,001	$14,118	$—	$(7,719)	$46,400

Gallons	497,825	788,369	(427,612)	—	858,582

Total assets	$735,721	$119,961	$—	$19,816	$875,498

Goodwill	$231,098	$13,320	$—	$—	$244,418

Gross capital expenditures	$42,972	$2,497	$—	$11	$45,480

Segment Financial Data for the Nine Months Ended September 27, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$583,049	$—	$—	$—	$583,049

Fuel	1,142,269	1,485,964	(856,428)	—	1,771,805

Other	21,833	15,536	(6,682)	443	31,130

Total revenue	1,747,151	1,501,500	(863,110)	443	2,385,984

Gross profit:

Merchandise	195,219	—	—	—	195,219

Fuel	82,806	15,668	—	—	98,474

Other	21,833	9,172	(155)	205	31,055

Total gross profit	299,858	24,840	(155)	205	324,748

Selling, general, and administrative	234,874	8,484	(155)	6,750	249,953

Depreciation, amortization, and accretion	27,974	3,638	—	384	31,996

Other operating expenses (income)	1,048	(6)	—	—	1,042

Operating income (loss)	$35,962	$12,724	$—	$(6,929)	$41,757

Gallons	532,616	903,526	(530,020)	—	906,122

Total assets	$717,065	$104,082	$141	$27,019	$848,307

Goodwill	$221,638	$20,813	$—	$—	$242,451

Gross capital expenditures	$44,393	$7,990	$—	$—	$52,383

15.	Earnings Per Share

The Company is presenting earnings per share for the historical periods using the guidance provided in ASC 260, “Earnings per Share (EPS)”. Under ASC 260, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such options are excluded from the diluted EPS computation.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(dollars in thousands)
Net income attributable to Susser Holdings Corporation	$6,862	$6,503	$10,164	$7,737

Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,880,404	16,937,013	16,880,404	16,930,903
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	107,413	93,008	97,157	74,328

Denominator for diluted earnings per common share	16,987,817	17,030,021	16,977,561	17,005,231

Net income per share, attributable to Susser Holdings Corporation:

Per common share – basic	$0.41	$0.38	$0.60	$0.46

Per common share – diluted	$0.40	$0.38	$0.60	$0.45

Options and non-vested restricted shares not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	755,340	1,732,324	1,392,816	1,742,357

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 28, 2008. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter of 2008 and 2009 refer to the 13-week periods ended September 28, 2008 and September 27, 2009, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•

Competitive pressures from convenience stores, gasoline stations, supermarkets, restaurants, drug stores, dollar stores and other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Currently unknown liabilities in connection with the acquisition of Town & Country;

•	Wholesale cost increases of tobacco products or future legislation, regulation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Seasonal trends in the industries in which we operate;

•	Unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Our ability to insure our motor fuel operations;

•	Dependence on one principal supplier for merchandise;

•	Dependence on two principal suppliers for motor fuel and one principal provider for third-party transportation of substantially all motor fuel;

•	Dependence on senior management and the ability to attract and retain qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness;

•	Dependence on our information technology systems;

•	Changes in accounting standards; and

•	Other unforeseen factors.

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

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of September 27, 2009, our retail segment operated 527 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services.

For the nine months ended September 27, 2009, we sold 906.1 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model, scale, market share, and food service and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for ongoing growth in sales and profitability.

In August 2009, we acquired 25 Quick Stuff convenience stores in Texas and Louisiana from Jack in the Box Inc. The acquisition included leaseholds for 24 stores and the real estate underlying one property. Our wholesale segment was already supplying fuel to 11 of the 25 stores. Four to seven of the Texas stores will be operated by the retail segment and rebranded to our Stripes brand, with the balance of the stores sold or sublet to independent dealers in our wholesale segment, along with long-term fuel supply agreements. Terms were not disclosed. The acquisition was funded with cash on the balance sheet, and the net cash outlay, after giving consideration to proceeds received from the conversion of most of the units to wholesale dealers, was not material to our balance sheet.

During the third quarter of 2009, we added 12 stores to the retail segment, including four newly-constructed stores, one acquired and remodeled store and seven acquired Quick Stuff stores. Up to three of the Quick Stuff stores may be converted to wholesale dealer operations in the future. We added 17 dealer sites to our wholesale segment and discontinued eight, for a total of 381wholesale dealers at the end of the quarter.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $882.1 million, $6.5 million and $33.1 million, respectively, for third quarter 2009, compared to $1,214.2 million, $6.9 million and $31.8 million, respectively, for third quarter 2008. Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $2,386.0 million, $7.7 million and $77.3 million, respectively, for the first nine months of 2009, compared to $3,445.3 million, $10.2 million and $80.1 million, respectively, for the first nine months of 2008. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

After experiencing record-high energy prices in mid-2008, the cost of crude oil fell from $145 per barrel in July 2008 to under $40 per barrel early in the first quarter of 2009. While still well below mid-2008 levels, the cost of crude oil was on an upward trend throughout the first half of 2009, reaching just over $70/barrel, and was relatively more stable during the third quarter, averaging just under $70/barrel. We generally experience lower fuel margins when the cost of fuel is increasing, and higher fuel margins when the cost of fuel is declining.

The economy in Texas, Oklahoma and New Mexico continued to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. However, our markets have experienced a sharp increase in unemployment and reduced economic activity in the most recent months. In spite of the current economic trends, our business has been more resilient than many other retail formats, and during the first nine months of 2009 we still experienced positive comparable merchandise and fuel volume results over the prior periods.

The tightening in the nation’s credit markets has affected our lenders and the real estate finance markets we relied on in recent years to finance significant acquisitions and new store development. We have been able to access alternative sources of financing, and completed two sale/leaseback transactions during the third quarter, for proceeds of $5.2 million. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business, but we are exercising caution in our capital spending program until we see an improvement in the economy and in the capital markets. As of September 27, 2009, we had $3.9 million drawn and $22.1 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of September 27, 2009, our unused availability under the revolver was $69.7 million. We have no significant maturities of long-term debt until November 2012.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Nine Months Ended
	September 28, 2008 (1)	September 27, 2009	September 28, 2008 (1)	September 27, 2009
	(dollars in thousands, except motor fuel pricing and gross profit cents per gallon)
Revenue:
Merchandise sales	$189,272	$201,190	$545,913	$583,049
Motor fuel—retail	619,692	427,603	1,757,527	1,142,269
Motor fuel—wholesale	396,952	240,874	1,114,725	629,536
Other	8,253	12,433	27,170	31,130

Total revenue	$1,214,169	$882,100	$3,445,335	$2,385,984
Gross profit:
Merchandise	$65,966	$66,307	$187,050	$195,219
Motor fuel—retail	36,402	34,613	88,824	82,806
Motor fuel—wholesale	8,888	6,388	21,897	15,668
Other	7,921	12,453	25,859	31,055

Total gross profit	$119,177	$119,761	$323,630	$324,748
Adjusted EBITDA (2):
Retail	$26,274	$26,080	$67,119	$64,984
Wholesale	6,889	8,272	17,531	16,356
Other	(1,350)	(1,245)	(4,535)	(4,065)

Total Adjusted EBITDA	$31,813	$33,107	$80,115	$77,275
Retail merchandise margin	34.9%	33.0%	34.3%	33.5%
Merchandise same store sales growth	4.8%	4.0%	6.7%	4.8%
Average per retail store:
Merchandise sales	$371.6	$387.6	$1,076.1	$1,131.9
Motor fuel gallons	325.9	343.8	997.3	1,051.9
Motor fuel gallons sold:
Retail	163,399	175,317	497,825	532,616
Wholesale	122,318	125,205	360,757	373,506
Average retail price of motor fuel	$3.79	$2.44	$3.53	$2.14
Motor fuel gross profit cents per gallon:
Retail	22.3 ¢	19.7 ¢	17.8 ¢	15.5 ¢
Wholesale	7.3 ¢	5.1 ¢	6.1 ¢	4.2 ¢

(1)	2008 reflects reclassifications in operating expense, other revenue and other gross profit.
(2)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our senior notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(in thousands)

Net income attributable to Susser Holdings Corporation	$6,862	$6,503	$10,164	$7,737
Depreciation, amortization, and accretion	9,828	11,484	30,909	31,996
Interest expense, net	9,955	9,444	29,307	28,533
Income tax expense	4,331	3,823	7,131	5,430

EBITDA	30,976	31,254	77,511	73,696
Non-cash stock based compensation	1,058	923	2,888	2,509
Loss (gain) on disposal of assets	(196)	884	(45)	1,042
Other miscellaneous	(25)	46	(239)	28

Adjusted EBITDA	$31,813	$33,107	$80,115	$77,275

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	September 28, 2008	September 27, 2009
	(in thousands)

Net cash provided by operating activities	$6,542	$50,086
Changes in operating assets & liabilities	36,883	(7,221)
Gain (loss) on disposal of assets	45	(1,042)
Non–cash stock based compensation expense	(2,888)	(2,509)
Noncontrolling interest	(37)	(29)
Deferred income tax	153	(9)
Amortization of debt premium	375	457
Income taxes	7,131	5,430
Interest expense, net	29,307	28,533

EBITDA	77,511	73,696

Non-cash stock based compensation	2,888	2,509

Loss (gain) on disposal of assets	(45)	1,042
Other miscellaneous	(239)	28

Adjusted EBITDA	$80,115	$77,275

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total

	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(in thousands)
Operating income (loss)	$40,001	$35,962	$14,118	$12,724	$(7,719)	$(6,929)	$46,400	$41,757
Depreciation, amortization, and accretion	27,236	27,974	3,343	3,638	330	384	30,909	31,996

Other miscellaneous	—	—	—	—	239	(28)	239	(28)
Noncontrolling interest	—	—	—	—	(37)	(29)	(37)	(29)

EBITDA	67,237	63,936	17,461	16,362	(7,187)	(6,602)	77,511	73,696
Non-cash stock based compensation	—	—	—	—	2,888	2,509	2,888	2,509
(Gain) loss on disposal of assets and impairment charge	(118)	1,048	70	(6)	3	—	(45)	1,042
Other operating expenses	—	—	—	—	(239)	28	(239)	28

Adjusted EBITDA	$67,119	$64,984	$17,531	$16,356	$(4,535)	$(4,065)	$80,115	$77,275

Third Quarter 2009 Compared to Third Quarter 2008

The following discussion of results for third quarter 2009 compared to third quarter 2008 compares the 13-week period of operations ended September 27, 2009 to the 13-week period of operations ended September 28, 2008. During 2008, we constructed or acquired 12 stores of which 5 opened after the third quarter of 2008 and therefore those stores did not contribute to results in the third quarter of 2008. In addition, we have opened or acquired 15 stores during 2009, of which 12 were added during the third quarter.

Total Revenue. Total revenue for third quarter 2009 was $882.1 million, a decrease of $332.1 million, or 27.3%, from 2008. The decrease in total revenue was driven by a 31.0% decrease in retail fuel revenue and a 39.3% decrease in wholesale fuel revenue, both due to the lower price of motor fuel, as further discussed below.

Total Gross Profit. Total gross profit for third quarter 2009 was $119.8 million, an increase of $0.6 million, or 0.5% over 2008. The increase was primarily due to the impact of new stores constructed or acquired during 2008 and 2009 ($2.4 million of growth in gross profit) and the increase in other gross profit of $4.5 million, offset by the decrease in fuel margin and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $201.2 million for third quarter 2009, an $11.9 million, or 6.3% increase over 2008. Our performance was due to a 4.0% merchandise same store sales increase, accounting for $7.5 million of the increase, with the balance due to new stores built or acquired in 2008 and 2009. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were cigarettes, packaged drinks, and beer.

Merchandise gross profit was $66.3 million for the third quarter of 2009, a $0.3 million, or 0.5% increase over 2008, which was driven by the increase in merchandise sales, slightly offset by a decrease in gross profit margin from 34.9% to 33.0%. The decrease in gross margin was attributable to the Federal tax increase on cigarettes effective April 1, 2009, aggressive promotional strategy and to consumers trading down to lower margin items in categories such as packaged beverages and food service. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2009 were $427.6 million, a decrease of 31.0% from 2008, driven by a 35.7% decrease in the average retail price of motor fuel offset by a 7.3% increase in retail gallons sold. We sold an average of 0.3 million gallons per retail store, 5.5% higher than last year. Retail motor fuel gross profit decreased by $1.8 million or 4.9% over 2008 due to a decrease in the gross profit per gallon, partly offset by the increase in gallons sold. The average retail fuel margin decreased from 22.3 cents per gallon to 19.7 cents per gallon for 2008 and 2009, respectively. This reduction in fuel margin decreased retail fuel gross profit by $4.4 million. After deducting credit card fees, the net margin decreased from 17.1 cents per gallon to 15.8 cents per gallon from third quarter 2009 to third quarter 2008.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter of 2009 were $240.9 million, a 39.3% decrease over 2008. The decrease was driven by a 40.7% decrease in the wholesale selling price per gallon slightly offset by a 2.4% increase in gallons sold. Wholesale motor fuel gross profit of $6.4 million decreased $2.5 million or 28.1% from 2008, due to a 29.8% decrease in the gross profit per gallon from 7.3 to 5.1 cents per gallon (responsible for a $2.7 million decrease), partly offset by the increase in gallons.

Other Revenue and Gross Profit. Other revenue of $12.4 million for third quarter 2009 increased by $4.2 million or 50.6% from 2008, with a 57.2% increase in associated gross profit. The increase is primarily attributed to sale of rights to operate dealer locations in connection with the Jack in the Box sites acquired.

Personnel Expense. For the third quarter of 2009, personnel expense increased $3.5 million or 10.1% over 2008. Of the increase in personnel expense, $1.2 million was attributable to the new stores acquired and constructed during 2008 and 2009. The last of three annual increases to the minimum wage rate was implemented in July 2009, each of which was .70 cents per hour. The cumulative increase of $2.10 per hour has resulted in pressure on our wage structure, especially among the approximately 1,500 associates in our restaurants.

General and Administrative Expenses. For third quarter 2009, general and administrative expenses decreased by $0.7 million, or 6.9% from 2008. G&A expenses include non-cash stock based compensation expenses which were $0.9 million for the quarter.

Other Operating Expenses. Other operating expenses decreased by $4.1 million or 11.4% over 2008. The decrease was primarily due to utility and credit card expense reductions of $3.4 million and $1.5 million, respectively, from 2008, offset by increased costs related to the new stores.

Rent Expense. Rent expense for third quarter 2009 of $9.1 million was $0.4 million or 4.7% higher than 2008 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for third quarter 2009 of $11.5 million was up $1.7 million or 16.8% from 2008, related to an increase in depreciable assets.

Income from Operations. Income from operations for third quarter 2009 was $19.8 million, compared to $21.1 million for 2008. The decrease is primarily attributed to a $7.2 million decrease in fuel gross profit resulting from lower retail and wholesale fuel margins, as discussed above, offset by $2.9 million increase in fuel gross profit due to higher gallons and the $4.2 million increase in other gross profit.

Income Tax. The income tax expense accrued for third quarter 2009 was $3.8 million, which consisted of $0.2 million of expense attributable to the Texas margin tax and $3.6 million of income tax expense related to federal and state income tax. The income tax expense accrued for third quarter 2008 was $4.3 million, which consisted of $0.6 million of expense attributable to the Texas margin tax and $3.7 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net income attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the third quarter 2009 of $6.5 million, compared to net income attributable to Susser Holdings Corporation of $6.9 million for 2008. The decrease is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for third quarter 2009 was $33.1 million, an increase of $1.3 million, or 4.1% compared to 2008. Retail segment Adjusted EBITDA of $26.1 million decreased by $0.2 million, or 0.7% compared to 2008, primarily due to lower fuel margins. Wholesale segment Adjusted EBITDA of $8.3 million increased by $1.4 million, or 20.1% from 2008, primarily resulting from the higher other gross profit. 2009 Adjusted EBITDA benefited from $2.8 million in income from the sale of rights to operate dealer locations in connection with the Jack in the Box transactions. Other segment Adjusted EBITDA reflects net expenses of $1.2 million for the quarter, compared to $1.4 million for the same period in 2008.

First Nine Months 2009 Compared to First Nine Months 2008

The following discussion of results for the first nine months 2009 compared to the first nine months 2008 compares the 39-week period of operations ended September 27, 2009 to the 39-week period of operations ended September 28, 2008. 2009 results partially reflect the 15 retail stores constructed in the first nine months of 2009, as well as full results from the 12 stores added in 2008, seven of which were added during the first nine months of 2008.

Total Revenue. Total revenue for the first nine months 2009 was $2,386.0 million, a decrease of $1,059.4 million, or 30.7%, over 2008. The decrease in total revenue was driven by a 35.0% decrease in retail fuel revenue and a 43.5% decrease in wholesale fuel revenue, partly offset by an increase in merchandise sales of 6.8%, as further discussed below.

Total Gross Profit. Total gross profit for the first nine months 2009 was $324.7 million, an increase of $1.1 million, or 0.3%, over 2008. Contributing to the increase were the impact of the new stores constructed or acquired during 2008 and 2009 ($6.7 million of growth in gross profit) and increased merchandise gross profit, partly offset by lower fuel margins, as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $583.0 million for the first nine months of 2009, a $37.1 million, or 6.8%, increase over 2008. Our performance was due to a 4.8% merchandise same store sales increase, accounting for $26.1 million of the increase, with the balance due to new stores built or acquired in 2008 and 2009. Merchandise same-store sales include food service sales. Key categories contributing to the same store sales increase were cigarettes, packaged drinks, beer, and food service. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other prepared foods.

Merchandise gross profit was $195.2 million for the first nine months of 2009, an $8.2 million, or 4.4%, increase over 2008, which was driven by the increase in merchandise sales slightly offset by a decrease in gross profit margin from 34.3% to 33.5%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2009 were $1,142.3 million, a decrease of 35.0% from 2008, driven by a 39.3% decrease in the average retail price of motor fuel partly offset by a 7.0% increase in retail gallons sold. We sold an average of 1.1 million gallons per retail store, which is a 5.5% increase to 2008. Retail motor fuel gross profit decreased by $6.0 million or 6.8% over 2008, due to a 12.9% decrease in retail fuel margins (accounting for a $12.2 million decrease in gross profit), partly offset by the increase in gallons sold.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first nine months of 2009 were $629.5 million, a 43.5% decrease over 2008. The decrease was driven by a 45.5% decrease in the wholesale selling price per gallon partly offset by a 3.5% increase in gallons sold. Wholesale motor fuel gross profit of $15.7 million decreased $6.2 million or 28.4% from 2008 due to a 30.9% decrease in the gross profit per gallon from 6.1 cents to 4.2 cents per gallon (accounting for a $7.0 million decrease in gross profit), partly offset by the increase in gallons sold.

Other Revenue and Gross Profit. Other revenue of $31.1 million for the first nine months of 2009 increased 14.6% from 2008, with a 20.1% increase in associated gross profit.

Personnel Expense. For the first nine months of 2009, personnel expense was $110.3 million, an increase of $10.9 million, or 11.0%, over 2008. Of the increase in personnel expense, $3.3 million was attributable to the new stores acquired and constructed during 2008 and 2009. The balance is primarily attributed to increased pay due to the minimum wage increases in July 2008 and July 2009 and increased staff tenure as employee retention improves.

General and Administrative Expenses. For the first nine months of 2009, general and administrative expenses were $25.9 million compared to $26.6 million in 2008. We began to realize the full synergies in G&A costs from the Town & Country integration in the fourth quarter of 2008.

Other Operating Expenses. Other operating expenses decreased by $8.0 million or 8.5% over 2008. Credit card costs of $18.3 million, or 3.4 cents per gallon, represent a decrease of $3.7 million from 2008. Utility costs also decreased $5.4 million compared to 2008.

Rent Expense. Rent expense for the first nine months of 2009 of $27.2 million was $1.4 million or 5.3% higher than 2008 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the first nine months 2009 of $32.0 million was up $1.1 million or 3.5% from 2008 primarily due to an increase in depreciable assets.

Income from Operations. Income from operations for the first nine months of 2009 was $41.8 million, compared to $46.4 million for 2008. The $4.6 million decrease is attributed to a $19.2 million decrease in fuel gross profit resulting from lower retail and wholesale margins, partly offset by increased merchandise gross profit and fuel gallons, and changes in operating expenses, as described above.

Interest Expense, Net. Net interest expense for the first nine months of 2009 was $28.5 million, a decrease of $0.8 million from 2008 primarily due to lower amounts of debt outstanding and lower interest rates on our variable-rate debt.

Income Tax. The income tax expense accrued for the first nine months 2009 was $5.4 million, which consisted of $1.1 million of expense attributable to the Texas margin tax and $4.3 million of income tax expense related to federal and state income tax. The income tax expense accrued for the first nine months 2008 was $7.1 million, which consisted of $1.6 million of expense attributable to the Texas margin tax and $5.5 million of income tax benefit related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first nine months of 2009 of $7.7 million, compared to net income attributable to Susser Holdings Corporation of $10.2 million for 2008. The decrease is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for the first nine months 2009 was $77.3 million, a decrease of $2.8 million, or 3.5%, compared to 2008. Retail segment Adjusted EBITDA of $65.0 million decreased by $2.1 million, or 3.2% compared to 2008, primarily due to lower fuel margins. Wholesale segment Adjusted EBITDA of $16.4 million decreased by $1.2 million, or 6.7%, from 2008 primarily due to lower fuel margins. 2009 Adjusted EBITDA benefited from $2.8 million in income from the sale of rights to operate dealer locations in connection with the Jack in the Box transaction. Other segment Adjusted EBITDA reflects net expenses of $4.1 million for the nine months, compared to $4.5 million for the same period in 2008.

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

Cash flows from operations were $50.1 million and $6.5 million for the first nine months of 2009 and 2008, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to the changes in working capital, which were impacted in 2008 by rapidly rising fuel costs. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $10.5 million of cash and cash equivalents on hand at September 27, 2009 compared to $9.1 million at September 28, 2008, and $8.3 million at December 28, 2008.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $52.4 million and $45.5 million during the nine months of 2009 and 2008, respectively. We opened 12 new retail stores during third quarter 2009 bringing our store count to 527 as of September 27, 2009. We completed the sale-leaseback of two retail stores during the third quarter for $5.2 million. Through the first nine months we have completed three sale lease back transactions which have generated $8.0 million. We completed an additional sale/leaseback transaction in October for $2.7 million.

During the third quarter our wholesale division added 17 dealers and terminated supply at eight dealer sites. We have recently acquired 25 convenience stores in Texas and Louisiana, which consist of 24 leaseholds and one fee property. We immediately sold the fee property and sublet 17 sites to independent dealers, along with entering into long-term fuel supply agreements with the dealers. We are marketing three of the remaining seven stores to potential dealers. A net of seven new dealer sites were added in connection with the Jack in the Box transaction, as our wholesale segment already supplied fuel to 11 of these 25 sites.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Retail stores:
Number at beginning of period	515	512
New stores	12	15

Number at end of period	527	527

Wholesale dealer locations:
Number at beginning of period	372	372
New locations	17	25
Discontinued locations	(8)	(16)

Number at end of period	381	381

During fiscal 2009, we plan to invest approximately $50 to $65 million (net of anticipated lease financing) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2009, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At September 27, 2009, our outstanding debt was $399.8 million, excluding $3.3 million unamortized issuance premium.

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

As of September 27, 2009, we had $3.9 million outstanding under the revolving credit facility and $22.1 million in standby letters of credit, which includes a $10.0 million letter of credit held in escrow related to the TCFS Acquisition that will be eligible to be drawn in November 2009, net of any settled or pending indemnity claims. Our borrowing base in effect at September 27, 2009, allowed a maximum borrowing, including outstanding letters of credit, of $95.7 million. This reduction in our borrowing base from the full $120 million commitment reflects the lower fuel prices at quarter-end compared to the same period in 2008, which reduced our trade receivable and fuel inventory balances. The reduction in fuel prices also tends to reduce our working capital requirements, and therefore our need to borrow against the revolver. Our unused availability on the revolver at September 27, 2009 was $69.7 million.

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

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	September 27, 2009
	Fee	Leased
Operating sites:
Retail	253	274
Wholesale	43	32
Total	296	306

Office locations	4	3
Properties currently under construction	—	—
Properties held for future development	27	—
Income producing properties	6	1
Surplus properties	38	7

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

	2007							2008							2009
	(dollars and gallons in thousands)
	1st QTR	2nd QTR		3rd QTR		4th QTR (a)		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR
Merchandise sales	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870		$189,272		$183,944		$181,919	$199,940		$201,190
Motor fuel sales:

Retail	224,685	297,751		291,413		397,902		519,797	618,037		619,692		393,201		322,072	392,593		427,603
Wholesale	204,430	282,829		268,252		279,958		302,595	415,179		396,952		208,769		167,327	221,336		240,874
Other income(b)	6,170	6,290		6,185		7,334		9,543	9,374		8,253		9,394		9,400	9,297		12,433

Total revenue	528,650	692,795		674,077		821,895		1,000,706	1,230,460		1,214,169		795,308		680,718	823,166		882,100

Merchandise gross profit	29,960	34,043		35,921		44,642		56,668	64,416		65,966		63,592		62,416	66,496		66,307
Motor fuel gross profit(b):
Retail	12,167	18,414		17,309		19,698		20,257	32,165		36,402		31,732		21,204	26,988		34,613
Wholesale	4,321	6,339		7,553		7,440		5,580	7,429		8,888		9,037		4,251	5,030		6,388
Other gross profit(b)	6,046	5,831		5,940		7,030		9,103	8,835		7,921		9,417		9,300	9,302		12,453

Total gross profit	52,494	64,627		66,723		78,810		91,608	112,845		119,177		113,778		97,171	107,816		119,761
Income from operations	780	9,412		7,944		8,122		4,972	20,291		21,137		19,499		8,541	13,390		19,826
Net income (loss) attributable to Susser Holdings Corporation	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165		$6,503

Earnings (loss) per common share attributable to Susser Holdings Corporation:
Basic	$(0.14)	$0.38		$0.29		$0.45		$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13		$0.38
Diluted	$(0.14)	$0.37		$0.29		$0.44		$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13		$0.38

Merchandise margin, net	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%		34.9%		34.6%		34.3%	33.3%		33.0%
Fuel gallons:
Retail	101,793	106,624		108,874		139,236		169,313	165,113		163,399		179,483		179,412	177,887		175,317
Wholesale	111,585	118,682		118,767		116,152		114,110	124,329		122,318		125,759		122,469	125,832		125,205

Motor fuel margin (b):
Retail (c)	12.0 ¢	17.3	¢	15.9	¢	14.1	¢	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢	19.7	¢
Wholesale	3.9 ¢	5.3	¢	6.4	¢	6.4	¢	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢	5.1	¢

(a)	Includes 48 days of Town & Country operations.
(b)	Reflects reclassifications in operating expense, other income, and other gross profit in 2007, 2008, and 2009.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of September 27, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates. At September 27, 2009, we had $3.9 million outstanding on the credit facility. Our term loan facility, of which $95.7 million was outstanding at September 27, 2009, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at September 27, 2009 would be to change interest expense by approximately $1.0 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 6, 2009

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