Form 10-K
period 2010-01-03
Susser Holdings CORP
filed 2010-03-19
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: January 3, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 28, 2009 was $90,861,870

As of March 12, 2010 there were issued and outstanding 17,139,908 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2010	Part III

SUSSER HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

General

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of January 3, 2010, our retail segment operated 525 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the fiscal year ended January 3, 2010, we purchased 1.2 billion gallons of branded and unbranded motor fuel from refiners for distribution to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and commercial users. We believe our unique retail/wholesale business model, scale, foodservice and merchandising offerings, combined with our highly productive new store model and selected acquisition opportunities, position us for long-term growth in sales and profitability.

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

References in this annual report to “Susser,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to “TCFS” refer to TCFS Holdings, Inc., which is the parent company of Town & Country Food Stores, Inc., or “Town & Country.” References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2009” are to the 53 weeks ending January 3, 2010; references to “2008” are to the 52 weeks ending December 28, 2008; references to “2007” are to the 52 weeks ending December 30, 2007.

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

We have made 11 significant acquisitions since 1988, the most recent ones being TCFS Holdings Inc. in November 2007, which consisted of 161 “Town & Country” convenience stores and seven “Village Market” small grocery stores in West Texas and Eastern New Mexico, and 25 Quick Stuff convenience stores in Texas and Louisiana in August 2009.

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

Retail Operations

As of January 3, 2010, our retail segment operated 525 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. As of January 3, 2010, we had 427 convenience stores operating under our proprietary Stripes brand, 88 convenience stores under the Town & Country brand, seven small grocery stores under the Village Market brand and three convenience stores under the Quick Stuff brand. As of the end of 2009 we have rebranded 70 of the Town & Country stores to our Stripes brand, and plan to rebrand the remaining Town & Country stores over the next two years. Our business experiences substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. Historically, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

The retail segment produced revenues and gross profit of $2,419.2 million and $395.4 million, respectively, for fiscal 2009 and had total assets of $746.2 million as of January 3, 2010. The following table sets forth retail revenues and gross profit for 2009:

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise (excluding food service)	$626,752	25.9%	$181,515	45.9%
Foodservice	157,672	6.5	79,569	20.1

Total merchandise	784,424	32.4	261,084	66.0
Other	29,256	1.2	29,256	7.4
Motor fuel	1,605,534	66.4	105,021	26.6

Total	$2,419,214	100.0%	$395,361	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Year Ended
	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010
	(dollars in thousands)
Merchandise sales	$329,530	$365,343	$444,218	$729,857	$784,424
Average merchandise sales per store(1)	1,055	1,142	1,271	1,437	1,488
Merchandise same store sales growth(1)(2)	3.6%	6.1%	7.7%	6.6%	3.3%
Merchandise margin, net of shortages	32.3%	32.6%	32.5%	34.3%	33.3%

(1)	Adjusted to eliminate the impact of the 53rd week in 2009.
(2)	We include a store in the same store sales base in its thirteenth full month of our operation.

We stock 2,500 to 3,000 merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed numerous proprietary offerings and private label items unique to our stores: Laredo Taco Company and Country Cookin’ restaurants, Café de la Casa custom blended coffee, Slush Monkey frozen carbonated beverages, Quake energy drink, Thunderstick meat snacks, Smokin’ Barrel beef jerky, Monkey Loco candies, Monkey juice and our Royal brand cigarettes. Most of these proprietary offerings and private label items, along with our prominent fountain drink offering, generate higher gross margins than our non-proprietary merchandise average, and we emphasize these offerings in our marketing campaigns. Our stores also offer candy, packaged foods, magazines and newspapers, health and beauty aids and a variety of other non-food items. We own and operate ATM, pay telephone and proprietary money order systems in most of our stores and also provide other services such as lottery, prepaid telephone cards and wireless services, movie rental and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 38 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products. Seven of the stores acquired from Town & Country operate under the Village Market banner, and supply an extended range of grocery products to small rural communities.

As of January 3, 2010, 302 of our stores featured in-store restaurants allowing us to make fresh food on the premises daily. Laredo Taco Company is our original in-house, proprietary restaurant operation featuring breakfast tacos, lunch tacos, fried and rotisserie chicken and other hot food offerings targeted to the local populations in the markets we serve. Country Cookin’ is a legacy proprietary restaurant operation of Town & Country that features breakfast sandwiches and burritos for breakfast and fried chicken, finger foods and freshly grilled hamburgers for lunch and dinner.

We also operate 22 Subway and four Godfather’s pizza franchises, some of which are co-located with our proprietary restaurant. These prepared food offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We continue to drive same store restaurant sales growth and transaction count by fine-tuning our menus and our hours of operation. As we are rebranding the Town & Country stores to Stripes, we are also rebranding Country Cookin’ to Laredo Taco Company, and incorporating the new menu while retaining the best selling Country Cookin’ menu items.

Our retail segment merchandising category sales for the periods presented are as follows:

	Year Ended
	December 30, 2007		December 28, 2008		January 3, 2010
	(dollars in millions)
	Sales	% of Total	Sales	% of Total	Sales	% of Total
Foodservice	$89.6	20.2%	$148.3	20.3%	$157.7	20.1%
Cigarettes	82.8	18.6	136.5	18.7	154.8	19.7
Beer	84.0	18.9	128.0	17.5	139.0	17.8
Packaged drinks	69.5	15.7	112.9	15.5	124.7	15.9
Snacks	23.0	5.2	42.0	5.8	46.3	5.9
Candy	12.6	2.8	24.4	3.3	27.6	3.5
Nonfoods	17.4	3.9	24.1	3.3	24.5	3.1
Other	65.3	14.7	113.7	15.6	109.8	14.0

Total	$444.2	100.0%	$729.9	100.0%	$784.4	100.0%

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to substantially all of our retail stores. We entered into a three-year supply agreement with McLane in December 2007. We purchase products from McLane at manufacturer list price, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane, and pay McLane an agreed upon delivery fee by region, subject to fuel cost-related surcharges or credits. We also purchase a variety of merchandise, including soda, beer, bread, dairy products, ice cream and snack foods, directly from a number of manufacturers and their wholesalers. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry any significant customer receivables in the retail segment.

Motor Fuel Operations. We offer Chevron, Exxon, Phillips 66, Shamrock, Shell, Stripes, Texaco, Town & Country and Valero branded motor fuel at 516 of our convenience stores, approximately 60% of which were branded under the Valero name as of January 3, 2010. We purchase substantially all of our motor fuel from our wholesale segment at a price reflecting product cost plus transportation cost. Most fuel is purchased by the load as needed to replenish supply at the stores.

Our retail fuel margins per gallon are negatively impacted by the saturation of hypermarkets in the markets we serve. From 1996 to 2000, our motor fuel gross profit declined by approximately four cents per gallon compared to the preceding five-year period, reflecting this competitive environment. To address this trend, since 1999, we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure while improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage, have positioned us to effectively compete with these hypermarkets. As the company grows, we are able to benefit from our more favorable procurement costs, economies of scale and geographic diversification. Credit card costs are an increasing factor to the business and their cost is highly correlated to the price of fuel. For the last five years, our annual retail fuel margins per gallon have ranged from 13.6 cents to 17.8 cents. After deducting credit card costs, our retail fuel margins per gallon have ranged from 10.8 cents to 13.6 cents for this same period.

The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Year Ended
	January 1, 2006		December 31, 2006		December 30, 2007		December 28, 2008		January 3, 2010
	(dollars and gallons in thousands)
Motor fuel sales	$780,441		$953,004		$1,211,751		$2,150,727		$1,605,534
Motor fuel gallons sold	367,941		395,338		456,527		677,308		719,649
Average gallons sold per store(1)	1,186		1,243		1,321		1,355		1,388
Average retail price per gallon(2)	$2.12		$2.41		$2.65		$3.18		$2.23
Retail gross profit cents per gallon(3)	13.6	¢	13.7	¢	14.8	¢	17.8	¢	14.6	¢
Credit card cents per gallon	2.2	¢	2.9	¢	3.3	¢	4.2	¢	3.5	¢
Stores selling motor fuel (average)	317		318		346		500		509

(1)	Adjusted to eliminate the impact of the 53rd week in 2009.
(2)	Includes excise tax.
(3)	Before the cost of credit cards, fuel maintenance and environmental expenses.

Store Locations. As of January 3, 2010, we operated 525 stores, 477 of which were in Texas, 29 of which were in New Mexico, and 19 of which were in Oklahoma. Approximately 80% of our stores are open 24 hours a day, 365 days a year. All but nine stores sell motor fuel. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 99% of our convenience stores are freestanding facilities, which average 3,400 square feet. The 87 stores we have built since January 2000 average approximately 4,600 square feet and are built on large lots with much larger motor fueling and parking facilities. The seven Village Market grocery stores average approximately 12,200 square feet.

The following table provides the regional distribution of our retail stores as of January 3, 2010:

Region	Number of Stores
Rio Grande Valley(1)	165
Corpus Christi	102
San Angelo/Central Texas(2)	67
Lubbock	38
Midland/Odessa	35
Laredo	37
Eastern New Mexico	29
Texoma(3)	26
Victoria	17
Houston	9

Total	525

(1)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.
(2)	Includes San Antonio, Round Rock, Fredericksburg and Kerrville.
(3)	Includes Wichita Falls, Texas, and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010
Number of stores at beginning of period	306	319	325	504	512
New stores constructed	15	9	17	8	7
Acquired stores	1	7	169	4	8
Closed, relocated or divested stores	(3)	(10)	(7)	(4)	(2)

Number of stores at end of period	319	325	504	512	525

Technology and Store Automation. All of our retail convenience stores use computerized management information systems, including point-of-sale scanning, that are designed to improve operating efficiencies, streamline back office functions, provide corporate management with timely access to financial and marketing data, reduce store level and corporate administrative expenses and control shortage. Our information systems platform is highly scalable, which allows new stores to be quickly integrated into our system-wide reporting.

Our management information systems obtain detailed store level sales and volume data on a daily basis and generate gross margin, payroll and store contribution data on a weekly basis. We utilize price scanning and electronic point-of-sale, or EPOS, technology in all of our retail convenience stores supported by on-site computers that are networked to our central servers and back office.

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, payroll and trend reports, are supported by a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing and merchandising strategies, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. We utilize automated systems for financial reporting, category management, fuel pricing, maintenance and fixed asset management. We also leverage our information technology and finance systems to manage proprietary money order, payphone and ATM networks.

Wholesale Operations

Wholesale Motor Fuel Distribution. We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of the combined motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. Our wholesale motor fuel segment purchases branded and unbranded motor fuel from refiners and distributes it to: (i) our retail convenience stores; (ii) 390 contracted independent operators of convenience stores, which we refer to as “dealers”; and (iii) unbranded convenience stores and other end users. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe we are among the largest distributors of Valero and Chevron branded motor fuel in the United States, and we also distribute CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. For the year ended January 3, 2010, we supplied 719.6 million gallons of motor fuel to our retail stores and 494.8 million gallons of motor fuel to other customers. We receive a fixed fee per gallon on approximately 80% of our third-party wholesale gallons sold, which reduces the overall variability of our financial results. The wholesale segment produced third-party revenues and gross profit of $887.5 million and $31.9 million, respectively, for fiscal 2009. The wholesale segment had total assets of $106.7 million as of January 3, 2010.

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Year Ended January 3, 2010
	Gallons in thousands	% of Total
Our retail stores	719,649	59.3%
Dealers	350,385	28.9%
Other end users	144,436	11.8%

Total	1,214,470	100.0%

No individual third-party customer is material. The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment) for the last five years:

	Year Ended
	January 1, 2006		December 31, 2006		December 30, 2007		December 28, 2008		January 3, 2010
Motor fuel sales (in thousands)(1)	$764,759		$923,637		$1,035,469		$1,323,495		$875,925
Motor fuel gallons sold (in thousands)	441,543		450,972		465,186		486,516		494,821
Average wholesale price per gallon(1)	$1.73		$2.05		$2.23		$2.72		$1.77
Wholesale gross profit cents per gallon(2)	5.5	¢	5.6	¢	5.5	¢	6.4	¢	4.1	¢

(1)	Excludes excise tax.
(2)	After the Company’s portion of credit card fees, but before maintenance and environmental expenses.

Distribution Network. As of January 3, 2010, our wholesale motor fuel distribution locations consisted of 390 dealer locations under long-term contracts. We also supply unbranded fuel to numerous other customers including unbranded convenience stores, unattended fueling facilities and other end users.

The following table provides a history of our dealer location openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010
Number of dealer locations at beginning of period	333	346	367	387	372
New locations	30	30	30	27	34
Closed or divested locations	(17)	(9)	(10)	(42)	(16)

Number of dealer locations at end of period	346	367	387	372	390

Arrangements with Dealers. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. We maintain minimal consignment inventories consisting of fuel inventory at 84 dealer locations as of January 3, 2010. We may provide credit terms to wholesale customers, which are generally seven to ten days.

The following table describes the percentage of gallons sold by us to dealers, attributable to supply agreements and consignment arrangements for fiscal 2009:

	Gallons in Thousands	% of Total Dealer Volume
Supply agreements	249,776	71.3%
Consignment arrangements	100,609	28.7%

Total	350,385	100.0%

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

Supplier Arrangements. We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Phillips 66, Shamrock, Shell, Texaco and Valero brands to our retail convenience stores and to our independently operated contracted dealer sites within our wholesale network. Branded motor fuels are purchased from major oil companies under supply agreements. On July 28, 2006, we entered into a supply agreement with Valero Marketing and Supply Company to supply motor fuel to all of our Stripes retail stores that were previously supplied by CITGO, new retail stores in certain geographic areas and selected wholesale locations. In connection with this supply agreement, we rebranded all of our existing retail fuel islands that were supplied by CITGO to the Valero, Shamrock or Stripes brand. For fiscal 2009, Valero supplied approximately 45% and Chevron supplied approximately 23% of our motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been distributors for Chevron since 1996 and our current contract with Chevron expires August 2011. We purchase the motor fuel at the supplier’s applicable price per terminal which typically changes on a daily basis. Each supply agreement generally has an initial term of three years. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, compliance with supplier’s requirements, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligate the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess of that agreed upon amount is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. Moreover, in some cases, our supply agreements provide that motor fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded motor fuel. We also purchase unbranded motor fuel for distribution either on a spot or a rack basis.

We generally arrange for a third-party transportation provider to take delivery of the motor fuel at the terminal and deliver it to the appropriate sites in our distribution network. Under these arrangements, we take legal title to the motor fuel we purchase when we receive the motor fuel at the rack. A large portion of our motor fuel is transported by one third-party transport company, pursuant to a contract that automatically renews for six month periods unless terminated by either party. In addition, we currently operate a fleet of 22 fuel transportation vehicles which deliver fuel to many of our convenience stores in West Texas and New Mexico. We also periodically purchase bulk fuel at the Houston Ship Channel and transport it by pipeline to terminals in our market area. In this case, we take title to the fuel when it enters the pipeline, and we have typically hedged our price risk on this inventory by purchasing derivatives. During 2009, bulk fuel purchases were immaterial to our total fuel purchases.

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

Technology. Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain motor fuel prices, place motor fuel orders and review motor fuel invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our dealers make payments to us by electronic funds transfer. We use an internet-based system to assist with fuel inventory management and procurement and an integrated wholesale fuel system for financial accounting, procurement, billing and inventory management.

Other Operations

We formed Applied Petroleum Technologies, Ltd., or APT, in June 1994. Headquartered in Corpus Christi, APT manages our environmental, maintenance and construction activities. In addition, APT sells and installs motor fuel pumps and tanks and also provides a broad range of environmental consulting services, such as hydrocarbon remediation and Phase I and II site assessments for our stores and for our external customers. APT employs geologists, hydrogeologists and technicians licensed to oversee the installation and removal of underground storage tank systems. APT’s revenues and net income are not material to Susser, and are included in “all other” in our segment reporting disclosures included in our audited consolidated financial statements.

Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety. Over the past fourteen years, many non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers, drugstores and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. We have employed several strategies to counteract the impact of competition from these non-traditional retailers over the last 10 years including 1) focusing our new store development on larger format stores, which helps drive additional volume, 2) adding more immediately consumable products such as foodservice and cold beverages, and 3) emphasizing the convenient quick service aspect of our stores which cannot be filled by the hypermarkets and supermarkets. We plan to continue to focus on ways to differentiate our offerings from other convenience stores as well as other retail formats.

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

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trademarks, trade names and service marks for use in our business, including “Stripes,” “Laredo Taco Company” (proprietary foodservice) and “Café de la Casa” (custom coffee blend). We are not aware of any facts which would negatively affect our continuing use of any of the above trademarks, trade names or service marks.

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

Certain environmental laws, including Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We have received notice from Texas Commission on Environmental Quality (TCEQ) that the TCEQ considers us, in addition to many other entities, to be a responsible party at a site referred to as the Industrial Roads/Industrial Metals State Superfund Site in Nueces County, Texas. Based on currently available information, we do not believe our liability, if any, will be material. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $1.3 million on these compliance activities for the fiscal year ended January 3, 2010. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs. We recorded expenses of $0.1 million during fiscal 2009 for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2009 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund.

Environmental Reserves. As of January 3, 2010, Susser had environmental reserves of $2.3 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks, at approximately 81 currently and formerly owned and operated sites. Approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 19 of these sites, for which we estimate we will receive approximately $1.3 million in reimbursement from the Texas Petroleum Storage Tank Remediation fund. An additional 16 sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserves. Reimbursement will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011. The remaining reserve of $0.8 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 24 additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. There are 22 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.9 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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

Store Operations. Our stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development or operation of a new store in a particular area.

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, both of which could affect our results of operations.

Employees

As of January 3, 2010, we employed 7,211 persons, of which approximately 75% were full-time employees. Approximately 91% of our employees work in our retail stores, approximately 1% in our wholesale segment and 8% in our corporate or field offices. Our corporate office and retail segment are headquartered in Corpus Christi, Texas. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston, Texas and employs dealer brand managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

The following table sets forth the names and ages (as of March 1, 2010) of each of our executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	46	President, Chief Executive Officer and Director
E. V. Bonner, Jr.	54	Executive Vice President, Secretary and General Counsel
Steven C. DeSutter	56	Executive Vice President and President/Chief Executive Officer—Retail Operations
Rocky B. Dewbre	44	Executive Vice President and President/Chief Operating Officer—Wholesale
Mary E. Sullivan	53	Executive Vice President, Chief Financial Officer and Treasurer

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

The geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and mass merchants. Over the past 14 years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.

Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our profitability.

For the fiscal year ended January 3, 2010, our motor fuel revenue accounted for 75.0% of total revenues and our motor fuel gross profit accounted for 29.3% of total gross profit. For the fiscal year ended January 3, 2010, motor fuel accounted for 26.6% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact our revenues and profitability.

For the fiscal year ended January 3, 2010, sales of cigarettes accounted for approximately 6.4% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. The Texas legislature increased cigarette taxes by $1 per pack, effective January 1, 2007, and a Federal tax increase of $0.62 per pack was effective April 1, 2009. We subsequently experienced a lower volume of carton sales of cigarettes after each increase. We cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

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

Changes in economic conditions generally or in our market areas specifically could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on our business and results of operations.

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

Our business is sensitive to economic conditions that impact consumer spending.

Our business is sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and buying habits. Economic downturns or uncertainty has adversely affected overall demand and intensified price competition, but also has caused consumers to “trade down” by purchasing lower margin items. Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, and the impact of natural disasters could affect consumer spending. The continued general reductions in the level of consumer discretionary spending or shifts in consumer spending to our competitors could adversely affect our growth and profitability. Increased price competition, significant price deflation and other related competitive pressures could erode our revenue and could materially and adversely affect our results of operations if we are unable to control or reduce our costs.

Severe weather could adversely affect our business by damaging our facilities, our communications network, or our suppliers or lowering our sales volumes.

Approximately one-third of our stores are located on the Texas gulf coast. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities our communications networks, or our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. If warmer temperatures, or other climate changes, lead to changes in extreme weather events (increased frequency, duration and severity), these weather-related risks could become more pronounced. Any weather-related catastrophe or disruption could have a material adverse effect on our business and results of operations, potentially causing losses beyond the limits of the insurance we currently carry.

Our concentration of stores along the U.S.-Mexico border increases our exposure to certain cross-border risks that could adversely affect our business and financial condition by lowering our sales revenues.

More than one-third of our convenience stores are located in the Rio Grande Valley, Laredo, Eagle Pass and Del Rio, which are in close proximity to Mexico. These stores rely heavily upon cross-border traffic and commerce to drive sales volumes. In addition, some of our stores located in our West Texas and Eastern New

Mexico markets could be adversely affected by U.S.-Mexico border issues due to their relatively close proximity to Mexico. Sales volumes at these stores could be impaired by a number of cross-border risks, any one of which could have a material adverse effect on our business and results of operations, including the following:

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

•

Future subsidies for motor fuel by the Mexican government could lead to wholesale cost and retail pricing differentials between the U.S. and Mexico that could divert fuel customer traffic to Mexican fuel retailers and;

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

We store motor fuel in underground storage tanks at our retail locations and three bulk fuel storage tanks in West Texas. Additionally, we transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel in temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. Additionally, in recent years several retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry. While industry-specific or class action litigation of this type is less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our financial condition and results of operation.

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

For the fiscal year ended January 3, 2010, Valero supplied approximately 45% of our motor fuel purchases and Chevron supplied approximately 23% of our motor fuel purchases. A disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business and results of operation.

We depend on one principal transportation provider for the third-party transportation of a large portion of motor fuel. Thus, a change of providers or a significant change in our relationship could have a material adverse effect on our business.

Motor fuel is distributed by our wholesale division from refineries or terminals to our convenience stores and wholesale customer locations by motor fuel transport trucks. We rely principally on Coastal Transport Co., Inc. for this service and have a contract which may be terminated by either party upon six months’ notice. A change of transportation providers, a disruption in service or a significant change in our relationship with Coastal Transport Co., Inc. could have a material adverse effect on our business and results of operations.

We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations and product purchases.

Our business is impacted by the availability of trade credit to fund fuel and merchandise purchases. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity or results of operations.

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

On January 3, 2010, we had $420.9 million in outstanding indebtedness. Our substantial indebtedness could have important consequences, including:

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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. Our scheduled debt maturities are provided in Note 9 of the accompanying Notes to Consolidated Financial Statements. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

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

In addition, our revolving credit and term loan facilities require us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our revolving credit and term loan facilities or the indenture governing our 10 5/8% senior notes would result in an event of default. If an event of default under our revolving credit and term loan facilities or the indenture occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. If we were unable to pay such amounts, the lenders under our revolving credit and term loan facilities could proceed against the collateral pledged to them. We have pledged substantially all of our assets to the lenders under our revolving credit and term loan facilities. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of the accompanying Notes to Consolidated Financial Statements for additional information.

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

If future characteristics indicate that goodwill or indefinite lived tangible assets are impaired, there could be a requirement to write down amounts of goodwill and indefinite lived intangible assets and record impairment charges.

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we made estimates and assumptions about sales, operating margin, growth rates, consumer spending levels, general economic conditions and the market prices for our common stock. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate the recoverability of goodwill and indefinite lived intangible assets prior to the annual assessment if we experience, among others, disruptions to the business, unexpected significant declines in our operating results, divestiture of a significant component of our business changes in operating strategy or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived intangible asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At January 3, 2010, we owned 239 of our operating retail stores and leased the real property of 286 of our stores. We also own 26 sites for future stores and 54 properties we consider surplus properties. In addition, our wholesale segment owns 43 dealer locations and leases the property at 31 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property as of January 3, 2010, inclusive of renewal options:

	Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16+ Years	Total
Retail	239	77	28	36	145	525
Wholesale	43	11	2	15	3	74

Total(1)	282	88	30	51	148	599

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities, and has been listed on the Nasdaq Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO. Prior to that time, there was no established trading market for our securities. There were 17,158,717 shares of common stock issued and 17,141,393 shares outstanding as of January 3, 2010. The high and low closing price of our common stock for each quarterly period over the last two years were as follows:

	Fiscal 2008		Fiscal 2009
Quarter	High	Low	High	Low
First	$27.98	$18.48	$14.68	$8.65
Second	19.06	10.11	14.52	10.94
Third	19.03	8.05	13.01	10.44
Fourth	17.36	10.12	13.26	8.29

As of March 1, 2010, there were 33 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, and other factors deemed relevant by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Long-Term Debt.”

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries, and its predecessors. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2005, 2006, 2007, 2008 and 2009, respectively, are derived from, and are qualified in their entirety by, our audited consolidated financial statements. The statement of operations for fiscal 2005 reflects the combined results of 352 days of Susser Holdings, L.L.C. (“Predecessor”) and 12 days of Stripes Holdings LLC. On October 24, 2006, Susser Holdings Corporation became the parent company of Stripes Holdings LLC and completed an initial public offering of its common stock. Our results presented for fiscal 2007 include 48 days of operations of Town & Country, subsequent to the November 13, 2007 acquisition. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Predecessor	Company	Predecessor & Company Combined	Company
	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
			January 1, 2006(1)	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010(2)
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Merchandise sales	$320,756	$8,774	$329,530	$365,343	$444,218	$729,857	$784,424
Motor fuel sales	1,494,708	50,492	1,545,200	1,876,641	2,247,220	3,474,222	2,481,459
Other(3)	21,162	761	21,923	23,957	26,298	36,566	41,425

Total revenues	1,836,626	60,027	1,896,653	2,265,941	2,717,736	4,240,645	3,307,308
Gross profit:
Merchandise.	103,873	2,577	106,450	119,092	144,566	250,642	261,084
Motor fuel	72,725	1,714	74,439	79,570	93,241	151,490	125,228
Other(3)	20,545	761	21,306	23,536	25,166	35,278	41,067

Total gross profit	197,143	5,052	202,195	222,198	262,973	437,410	427,379
Selling, general and administrative expenses(3)(4)	161,052	5,152	166,204	178,306	207,056	330,660	338,525
Depreciation, amortization, and accretion	25,700	908	26,608	22,780	29,469	40,842	44,382
Other operating and miscellaneous expenses(5)	8,287	6	8,293	(391)	(203)	(221)	2,496
Interest expense, net	21,096	636	21,732	25,201	16,152	39,256	38,103
Income tax expense (benefit)	—	—	—	48	(5,753)	10,396	1,805

Net income (loss) attributable to Susser Holdings Corporation	$(18,992)	$(1,650)	$(20,642)	$(3,746)	$16,252	$16,477	$2,068

Net income (loss) per share attributable to Susser Holdings Corporation:(6)
Basic	$(10.09)	$(0.18)		$(0.35)	$0.97	$0.98	$0.12

Diluted	$(10.09)	$(0.18)		$(0.35)	$0.97	$0.97	$0.12

	Predecessor	Company	Predecessor & Company Combined	Company
	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
			January 1, 2006(1)	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010(2)
		(dollars in thousands)
Other Financial Data:
EBITDA(12)	$27,804	$(106)	$27,698	$44,283	$56,120	$106,971	$86,358
Adjusted EBITDA(12)	54,515	(106)	54,409	45,225	58,304	110,648	92,248
Cash provided by (used in):
Operating activities	43,800	(14,721)	29,079	25,613	27,700	51,129	49,806
Investing activities(7)	123,118	(260,207)	(137,089)	(50,191)	(337,959)	(43,003)	(53,060)
Financing activities	(202,171)	301,141	98,970	53,400	285,152	(7,673)	12,946
Capital Expenditures, net(8)	46,882	—	46,882	50,191	42,690	33,003	48,240

Store Operating Data:
Number of retail stores (end of period)			319	325	504	512	525
Number of wholesale locations supplied (end of period)			346	367	387	372	390
Average per retail store:
Merchandise revenue(9)			$1,055	$1,142	$1,271	$1,437	$1,488
Motor fuel gallons(9)			1,186	1,243	1,321	1,355	1,388
Merchandise same store sales growth(9)(10)			3.6%	6.1%	7.7%	6.6%	3.3%

Other Operating Data:
Merchandise margin, net of shortages			32.3%	32.6%	32.5%	34.3%	33.3%
Motor fuel gallons sold—retail			367,941	395,338	456,527	677,308	719,649
Motor fuel gallons sold—wholesale(11)			441,543	450,972	465,186	486,516	494,821
Average retail motor fuel price per gallon			$2.12	$2.41	$2.65	$3.18	$2.23
Retail motor fuel gross profit cents per gallon			13.6 ¢	13.7 ¢	14.8 ¢	17.8 ¢	14.6 ¢
Wholesale motor fuel gross profit cents per gallon			5.5 ¢	5.6 ¢	5.5 ¢	6.4 ¢	4.1 ¢

	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,116	$32,938	$7,831	$8,284	$17,976
Total assets	361,134	422,327	853,692	824,356	873,018
Total debt	176,220	120,000	413,331	408,599	420,919
Members’ interest/Susser Holdings Corporation Shareholders’ equity	57,581	161,170	183,791	204,247	209,648

(1)	The statement of operations data for fiscal 2005 reflects the combined results of 352 days of our predecessor, Susser Holdings, L.L.C., and 12 days of Stripes Holdings LLC.
(2)	Fiscal 2009 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contain 52 weeks.
(3)	Reflects reclassification of sale of right to operate dealer locations. See Note 2 of the accompanying notes to Consolidated Financial Statements.
(4)	Includes non-cash stock based compensation expense. Fiscal 2005 includes $17.3 million compensation expense related to the 2005 recapitalization.
(5)	Other operating and miscellaneous expenses include loss (gain) on disposal of assets and impairment charges, noncontrolling interest income of our consolidated subsidiary and other miscellaneous non-operating income. For fiscal 2005, it includes (a) $9.8 million of expenses related to the 2005 recapitalization charged to miscellaneous expense and (b) the realization of a $1.4 million gain on sale of certain warrants.

(6)	Earnings per unit/share is being presented for the historical periods. However, due to the significant differences in capital structure of the Predecessor and the Company, earnings per unit for the Predecessor are not comparable to earnings per share of the Company, and a combined amount for the fiscal year ended January 1, 2006 is not presented as it is not meaningful.
(7)	Included in fiscal 2005 is $170 million in proceeds from the sale/leaseback completed in December 2005.
(8)	Gross capital expenditures less proceeds from sale/leaseback transactions and asset disposals. Fiscal 2005 excludes the $170 million sale/leaseback transaction in December 2005. Fiscal 2007 excludes the $51.2 million sale/leaseback transaction in November 2007 involving Town & Country properties acquired. In addition, capital expenditures for 2007, 2008 and 2009 do not include purchase consideration paid for TCFS.
(9)	Adjusted to eliminate the impact of the 53rd week in 2009.
(10)	We include a store in the same store sales base in its thirteenth full month of our operation. Town & Country results are included in same store sales beginning in December 2008.
(11)	Excludes inter-company sales to our retail segment.
(12)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit and term loan facilities and the indenture governing our Senior Notes.

We believe that EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because:

•

they are used as performance and liquidity measures under our revolving credit and term loan facilities and the indenture governing our notes, including for purposes of determining whether we have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Predecessor	Company	Predecessor & Company Combined	Company
	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
			January 1, 2006(1)	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010(2)
	(dollars in thousands)
Net income (loss) attributable to Susser Holdings Corporation	$(18,992)	$(1,650)	$(20,642)	$(3,746)	$16,252	$16,477	$2,068
Depreciation, amortization, and accretion	25,700	908	26,608	22,780	29,469	40,842	44,382
Interest expense, net	21,096	636	21,732	25,201	16,152	39,256	38,103
Income tax	—	—	—	48	(5,753)	10,396	1,805

EBITDA	$27, 804	$(106)	$27,698	$44,283	$56,120	$106,971	$86,358
Non-cash stock based compensation expense	1,188	—	1,188	803	2,429	3,946	3,433
Management fee	—	—	—	591	—	—	—
Loss (gain) on disposal of assets and impairment charge	(641)	—	(641)	—	190	9	2,402
Other miscellaneous(a)	26,164	—	26,164	(452)	(435)	(278)	55

Adjusted EBITDA	$54,515	$(106)	$54,409	$45,225	$58,304	$110,648	$92,248

(a)	Fiscal 2005 included transaction costs associated with the 2005 recapitalization of $27.1 million, offset by a gain of $1.4 million on the sale of certain warrants.

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:

	Predecessor	Company	Predecessor & Company Combined	Company
	352 Days Ended December 20, 2005	12 Days Ended January 1, 2006	Fiscal Year Ended
			January 1, 2006(1)	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010(2)
	(dollars in thousands)
Net cash provided by (used in) operating activities	$43,800	$(14,721)	$29,079	$25,613	$27,700	$51,129	$49,806
Changes in operating assets & liabilities	(18,945)	13,985	(4,960)	(6,054)	6,424	9,779	3,025
Gain (loss) on disposal of assets	641	—	641	—	(190)	(9)	(2,402)
Non-cash stock based compensation expense	(18,495)	—	(18,495)	(803)	(2,429)	(3,946)	(3,433)
Noncontrolling interest	(70)	(6)	(76)	(52)	(54)	(48)	(39)
Deferred income tax	—	—	—	—	14,270	(106)	(1,124)
Fair market value in non-qualifying derivatives	(223)	—	(223)	330	—	—	—
Amortization of debt premium	—	—	—	—	—	520	617
Interest expense, net	21,096	636	21,732	25,201	16,152	39,256	38,103
Income tax	—	—	—	48	(5,753)	10,396	1,805

EBITDA	$27,804	$(106)	$27,698	$44,283	$56,120	$106,971	$86,358
Non-cash stock based compensation expense	1,188	—	1,188	803	2,429	3,946	3,433
Management fee	—	—	—	591	—	—	—
Loss (gain) on disposal of assets and impairment charge	(641)	—	(641)	—	190	9	2,402
Other miscellaneous(a)	26,164	—	26,164	(452)	(435)	(278)	55

Adjusted EBITDA	$54,515	$(106)	$54,409	$45,225	$58,304	$110,648	$92,248

(a)	Fiscal 2005 included transaction costs associated with the 2005 recapitalization of $27.1 million, offset by a gain of $1.4 million on the sale of certain warrants.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Consolidated Financial Statements and Supplementary Data.” The fiscal years 2007 and 2008 presented herein each included 52 weeks and the fiscal year 2009 for the retail segment presented herein includes 53 weeks.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Currently unknown liabilities in connection with the acquisition of Town & Country;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Seasonal trends in the industries in which we operate;

•	Sensitive economic conditions that impact consumer spending;

•	Unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Our ability to insure our motor fuel operations;

•	Dependence on one principal supplier for merchandise;

•	Dependence on two principal suppliers for motor fuel and one principal provider for third-party transportation of substantially all motor fuel;

•	Dependence on suppliers for credit terms;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness;

•	Dependence on our information technology systems;

•	Changes in accounting standards, policies or estimates;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 19, 2010. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of January 3, 2010, our retail segment operated 525 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services.

For the year ended January 3, 2010, we sold 1,214.5 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores, which we refer to as “dealers”, unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our foodservice and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

In August 2009, we acquired 25 Quick Stuff convenience stores in Texas and Louisiana from Jack in the Box Inc. The acquisition included leaseholds for 24 stores and the real estate underlying one property. Our wholesale segment was already supplying fuel to 11 of the 25 stores. Our retail segment is currently operating seven of the Texas stores, all or some of which will be rebranded to our Stripes brand, with the balance of the stores sold or sublet to independent dealers in our wholesale segment, along with long-term fuel supply agreements. The acquisition was funded with cash on the balance sheet, and the net cash outlay, after giving consideration to proceeds received from the conversion of most of the units to wholesale dealers, was not material to our balance sheet.

During 2009, we added 15 stores to the retail segment and closed two stores. Retail stores added include seven newly-constructed stores, one acquired and remodeled store and seven acquired Quick Stuff stores. Up to three of the Quick Stuff stores may be converted to wholesale dealer operations in the future. We added 34 dealer sites to our wholesale segment and discontinued 16, for a total of 390 wholesale dealers as of January 3, 2010.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $3,307.3 million, $2.1million and $92.2 million, respectively, for fiscal 2009, compared to $4,240.6 million, $16.5 million and $110.6 million, respectively, for fiscal 2008. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

Market and Industry Trends

The economy in Texas, Oklahoma and New Mexico fared better than many other parts of the nation in 2008 and early 2009, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. However, our markets experienced a sharp increase in unemployment and reduced economic activity beginning in mid-2009 and continuing through the end of the year. In spite of the current economic trends, our business has been more resilient than many other retail formats, and during 2009 we still experienced positive comparable merchandise and fuel volume results for the full year over the prior periods, although we did report a decrease in comparable merchandise sales for the fourth quarter 2009. This was the first negative quarter for comparable merchandise sales since the third quarter of 2005. We believe that blue collar males are core customers at our convenience stores, especially in our restaurant offering. Their unemployment rates increased materially during 2009 in our region. Construction, oil and gas, and trucking are industries that help drive our sales.

After experiencing substantial motor fuel price volatility during 2007 and 2008, energy prices declined sharply at the end of 2008 and then generally followed a slowly increasing trend throughout 2009. Higher energy prices directly contribute to increased credit card and utility costs, and indirectly cause inflationary pressures on many prices of delivered products. Although we are unable to anticipate future trends in energy prices, in general, greater volatility in energy prices provide opportunities to enhance fuel margins. Despite future movements in energy prices, we believe our growth in scale, geographic diversification, combined retail/wholesale format and larger format retail stores offering more fueling stations provide us the ability to minimize the negative impacts of fuel price movements.

The tightening in the nation’s credit markets has affected our lenders and the real estate markets we relied on in the recent years to finance significant acquisitions and new store development. We have been able to access alternative sources of financing, and completed 10 sale/leaseback transactions during 2009, for proceeds of $24.8 million. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business, but we are exercising caution in our capital spending program until we see an improvement in the economy and in the capital markets. As of January 3, 2010, we had $25.8 million drawn and $12.1 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of January 3, 2010, our unused availability under the revolver was $61.3 million. We have no significant maturities of long-term debt until November 2012.

Other significant trends in the retail convenience store industry include a decline in the number of cigarettes sold, the expansion of foodservice categories as an increased percentage of merchandise sales and the continued increased motor fuel competition from hypermarkets. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company and Country Cookin’ offerings position us strongly to competitively address these industry trends in our retail segment. Our larger format stores with expanded parking facilities allow us to handle more customers during peak times and to provide more product variety and enhanced offerings such as foodservice, thereby increasing store traffic. These additional offerings result in a lower overall percentage of our sales and gross profit resulting from cigarettes than the industry average, which reduces our dependence on cigarette sales to drive operating results. Our larger and more efficient fueling facilities provide more fueling positions to increase customer traffic during peak drive times and during periods of intense price competition in the store’s neighborhood.

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

We also offer a number of ancillary products and services to our customers including lottery tickets, ATM services, proprietary money orders, prepaid phone cards and wireless services, movie rentals and pay phones. The income for these ancillary products and services is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue, and therefore other retail revenue is recorded on a net basis.

•

Wholesale. Wholesale revenues are derived primarily from sales of motor fuel to branded dealers, unbranded convenience stores and other end users. Sales of motor fuel to our retail operations are at cost and, with respect to management’s discussion and analysis, all wholesale operations data presented represents third-party transactions only. The wholesale cost of motor fuel includes delivery costs, purchase discounts and other related costs, but excludes excise taxes, which are billed on a pass-through basis to the retailer/consumer.

The wholesale business also receives rental income from convenience store properties it leases to third parties, sale of rights to operate dealer locations and nominal commission income on various programs we offer to our branded dealers. These programs allow dealers to take advantage of products and services that they would not likely be able to obtain on their own, or at discounted rates. The income for rents and program income is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue.

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

Operating expenses. Our operating expenses consist primarily of the following:

•

Selling, general and administrative expenses consist primarily of store personnel costs, benefits, utilities, property and equipment maintenance, credit card fees, advertising, environmental compliance and remediation, rent, insurance, property taxes, administrative costs and non-cash stock based compensation charges.

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

•	EBITDA and Adjusted EBITDA. We monitor EBITDA and Adjusted EBITDA on a site, segment and consolidated basis as key performance measures.

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

EBITDA and Adjusted EBITDA are important measures used by management in evaluating our business because:

•

Adjusted EBITDA is used as a performance and liquidity measure under our existing revolving credit facility and the indenture governing our Senior notes, including for purposes of determining whether we have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended
	December 30, 2007(1)	December 30, 2007 Including TCFS(2)		December 28, 2008	January 3, 2010
	(dollars and gallons in thousands, except per gallon data)
Revenue:
Merchandise sales	$444,218	$653,032		$729,857	$784,424
Motor fuel—retail	1,211,751	1,768,635		2,150,727	1,605,534
Motor fuel—wholesale	1,035,469	1,047,605		1,323,495	875,925
Other income(3)	26,298	35,560		36,566	41,425

Total revenue	$2,717,736	$3,504,832		$4,240,645	$3,307,308
Gross Profit:
Merchandise	$144,566	$211,740		$250,642	$261,084
Motor fuel—retail	67,588	111,770		120,556	105,021
Motor fuel—wholesale	25,653	26,633		30,934	20,207
Other(3)	25,166	33,100		35,278	41,067

Total Gross Profit	$262,973	$383,243		$437,410	$427,379
Adjusted EBITDA(4):
Retail	$44,306	$—		$91,734	$78,017
Wholesale	20,342	—		24,849	19,128
Other	(6,344)	—		(5,935)	(4,897)

Total Adjusted EBITDA	$58,304	$99,769		$110,648	$92,248
Retail merchandise margin	32.5%	32.4%		34.3%	33.3%
Merchandise same store sales growth	7.7%	—		6.6%	3.3%
Merchandise same store sales growth including TCFS(2)	—	—		7.8%	—
Average per retail store:
Merchandise sales	$1,271	$1,321		$1,437	$1,488
Motor fuel gallons	1,321	1,353		1,355	1,388
Motor fuel gallons sold:
Retail	456,527	657,215		677,308	719,649
Wholesale	465,186	470,278		486,516	494,821
Average retail price of motor fuel	$2.65	$2.69		$3.18	$2.23
Motor fuel gross profit cents per gallon(3):
Retail	14.8 ¢	17.0	¢	17.8 ¢	14.6 ¢
Wholesale	5.5 ¢	5.7	¢	6.4 ¢	4.1 ¢

(1)	Actual results include 48 days of Town & Country operations except for merchandise same store sales.
(2)	Comparative results as if the TCFS Acquisition had occurred at the beginning of Fiscal 2007.

(3)	Reflects reclassification of sale of rights to operate dealer locations. See Note 2 of the accompanying Notes to Financial Statements.
(4)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our Senior Notes. EBITDA and Adjusted EBITDA are not presented in accordance with GAAP. Please refer to the discussion above in the subsection entitled “Key Measures Used to Evaluate and Assess Business.”

The following tables present a reconciliation of our segment operating income (loss) to EBITDA and Adjusted EBITDA:

	Year Ended December 30, 2007
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$19,069	$16,324	$(9,135)	$26,258
Depreciation, amortization and accretion	24,964	4,104	401	29,469
Other miscellaneous	—	—	435	435
Noncontrolling interest	—	—	(42)	(42)

EBITDA	44,033	20,428	(8,341)	56,120
Non-cash stock based compensation expense	—	—	2,429	2,429
Loss (gain) on disposal of assets and impairment change	273	(86)	3	190
Other miscellaneous (income) expense	—	—	(435)	(435)

Adjusted EBITDA	$44,306	$20,342	$(6,344)	$58,304

	Year Ended December 28, 2008
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$55,616	$20,549	$(10,266)	$65,899
Depreciation, amortization and accretion	36,173	4,237	432	40,842
Other miscellaneous	—	—	278	278
Noncontrolling interest	—	—	(48)	(48)

EBITDA	91,789	24,786	(9,604)	106,971
Non-cash stock based compensation expense	—	—	3,946	3,946
Loss (gain) on disposal of assets and impairment change	(55)	63	1	9
Other miscellaneous (income) expense	—	—	(278)	(278)

Adjusted EBITDA	$91,734	$24,849	$(5,935)	$110,648

	Year Ended January 3, 2010
	Retail Segment	Wholesale Segment	All Other(a)	Total(b)
	(dollars in thousands)
Operating income (loss)	$36,837	$14,048	$(8,815)	$42,070
Depreciation, amortization and accretion	38,772	5,086	524	44,382
Other miscellaneous	—	—	(55)	(55)
Noncontrolling interest	—	—	(39)	(39)

EBITDA	75,609	19,134	(8,385)	86,358
Non-cash stock based compensation expense	—	—	3,433	3,433
Loss (gain) on disposal of assets and impairment change	2,408	(6)	—	2,402
Other miscellaneous (income) expense	—	—	55	55

Adjusted EBITDA	$78,017	$19,128	$(4,897)	$92,248

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments.
(b)	Reference is made to footnote 12 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA and Adjusted EBITDA to net income attributable to Susser Holdings Corporation and cash flow from operating activities.

Fiscal 2009 Compared to Fiscal 2008

The following comparative discussion of results for fiscal year 2009 compared to fiscal year 2008 compares the 53-week period of retail operations ended January 3, 2010 and 52-week period of operations ended December 28, 2008 of Susser Holdings Corporation. Our wholesale segment operates on a calendar year and is not impacted by the 52/53 week retail calendar. Our 2009 results partially reflect the 15 retail stores added during fiscal 2009, as well as full results from the 12 stores added in 2008.

Total Revenue. Total revenue for fiscal 2009 was $3,307.3 million, a decrease of $933.3 million, or 22.0%, over 2008. The decrease in total revenue was driven by a 25.3% decrease in retail fuel revenue and a 33.8% decrease in wholesale fuel revenue, partly offset by an increase in merchandise sales of 7.5%, as further discussed below. The extra week in 2009 contributed approximately $46.1 million in incremental revenue.

Total Gross Profit. Total gross profit for fiscal 2009 was $427.4 million, a decrease of $10.0 million, or 2.3%, over 2008. The decrease was driven by lower fuel margins, partly offset by the impact of the new stores constructed or acquired during 2008 and 2009 ($9.1 million of growth in gross profit), increased merchandise gross profit and the extra week in 2009, as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $784.4 million for fiscal 2009, a $54.6 million, or 7.5%, increase over 2008. This increase was primarily due to a 3.3%, or $23.9 million, merchandise same store sales increase, approximately $14.0 million in additional merchandise sales due to the extra 2009 week, and the 27 new stores built or acquired in 2008 and 2009. Merchandise same-store sales include food service sales. Key categories contributing to the same store sales increase were cigarettes (primarily attributed to tax and price increases), packaged drinks, beer, snacks and candy. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other prepared foods.

Merchandise gross profit was $261.1 million for fiscal 2009, a $10.4 million, or 4.2%, increase over 2008, which was driven by the increase in merchandise sales slightly offset by a decrease in gross profit margin from 34.3% to 33.3%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for fiscal 2009 were $1,605.5 million, a decrease of 25.3% from 2008, driven by a 29.7% decrease in the average retail price of motor fuel partly offset by a 6.3% increase in retail gallons sold. Approximately 12.9 million gallons are attributable to the extra week in 2009. We sold an average of 1.4 million gallons per retail store in 2009, which is a 2.4% increase to 2008, excluding the impact of the extra week. Retail motor fuel gross profit decreased by $15.5 million or 12.9% over 2008, due to an 18.0% decrease in retail fuel margins (accounting for a $23.1 million decrease in gross profit), partly offset by the increase in gallons sold. A portion of the decline in retail fuel margin is attributable to steadily rising fuel costs during 2009 and a portion is due to lower volatility than in 2008 and 2007.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for fiscal 2009 were $875.9 million, a 33.8% decrease over 2008. The decrease was driven by a 34.9% decrease in the wholesale selling price per gallon partly offset by a 1.7% increase in gallons sold. Wholesale motor fuel gross profit of $20.2 million decreased $10.7 million or 34.7% from 2008 due to a 35.8% decrease in the gross profit per gallon from 6.4 cents to 4.1 cents per gallon (accounting for an $11.3 million decrease in gross profit), partly offset by the increase in gallons sold. A portion of the decline in wholesale fuel margin is attributable to a lower price per gallon, a portion is due to steadily rising fuel costs during 2009, and a portion is due to lower volatility than in 2008 and 2007.

Other Revenue and Gross Profit. Other revenue of $41.4 million for fiscal 2009 increased 13.3% from 2008, with a 16.4% increase in associated gross profit. The increase is primarily attributed to $2.8 million from sale of rights to operate dealer locations in connection with the Quick Stuff sites acquired.

Personnel Expense. For fiscal 2009, personnel expense was $149.9 million, an increase of $16.8 million, or 12.6%, over 2008. Of the increase in personnel expense, $4.8 million was attributable to the new stores acquired and constructed during 2008 and 2009. The balance is primarily attributed to increased pay due to the minimum wage increases in July 2008 and July 2009, increased staff tenure as employee retention improves, and approximately $2.6 million incremental personnel expense related to the extra 2009 week. The company anticipates continued wage pressure through mid-2010 when we cycle the 2009 minimum wage hike.

General and Administrative Expenses. For fiscal 2009, general and administrative expenses were $34.4 million compared to $36.9 million in 2008, primarily due to a $2.6 million reduction in bonus expense compared to 2008. Included in G&A is $3.4 million of non-cash stock based compensation expense, a decrease of $0.5 million compared to 2008. We began to realize the full synergies in G&A costs from the Town & Country integration in the fourth quarter of 2008, estimated at $2.0 million annually.

Other Operating Expenses. Other operating expenses decreased by $8.7 million or 6.9% over 2008. Credit card costs of $25.3 million, or 3.5 cents per gallon, represent a decrease of $3.0 million from 2008. Utility costs also decreased $7.9 million compared to 2008, reflecting lower natural gas cost and the impact of lower negotiated contracts from utility providers completed in 2009. These cost savings are partially offset by $3.1 million of increased costs related to the new stores. The $2.4 million in loss on disposal of assets is primarily attributable to asset disposals, approximately $0.8 million is related to the Town & Country rebranding/upgrade project.

Rent Expense. Rent expense for fiscal 2009 of $36.9 million was $2.3 million or 6.6% higher than 2008 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for fiscal 2009 of $44.4 million was up $3.5 million or 8.7% from 2008 primarily due to an increase in depreciable assets.

Income from Operations. Income from operations for fiscal 2009 was $42.1 million, compared to $65.9 million for 2008. The $23.8 million decrease is attributed to a $34.3 million decrease in fuel gross profit resulting from lower retail and wholesale margins, partly offset by increased merchandise gross profit and fuel gallons, and changes in operating expenses, as described above.

Interest Expense, Net. Net interest expense for fiscal 2009 was $38.1 million, a decrease of $1.2 million from 2008 primarily due to lower average amounts of debt outstanding and lower interest rates on our variable-rate debt.

Income Tax. The income tax expense accrued for fiscal 2009 was $1.8 million, which consisted of $1.2 million of expense attributable to the Texas margin tax and $0.6 million of income tax expense related to federal and state income tax. The income tax expense accrued for fiscal 2008 was $10.4 million, which consisted of $1.7 million of expense attributable to the Texas margin tax and $8.7 million of income tax benefit related to federal and state income tax. See Note 15 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for fiscal 2009 of $2.1 million, compared to $16.5 million for 2008. The decrease is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2009 was $92.2 million, a decrease of $18.4 million, or 16.6%, compared to 2008. We estimate approximately $1.7 million to $1.8 million of Adjusted EBITDA was attributable to the 53rd retail week in 2009. Retail segment Adjusted EBITDA of $78.0 million decreased by $13.7 million, or 15.0% compared to 2008, primarily due to lower fuel margins. Wholesale segment Adjusted EBITDA of $19.1 million decreased by $5.7 million, or 23.0%, from 2008 primarily due to lower fuel margins. 2009 wholesale segment Adjusted EBITDA benefited from $2.8 million in income from the sale of rights to operate dealer locations in connection with the Quick Stuff transaction. Other segment Adjusted EBITDA reflects net expenses of $4.9 million for fiscal 2009 compared to $5.9 million for the same period in 2008.

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

Total Revenue. Total revenue for fiscal 2008 was $4,240.6 million, an increase of $1,522.9 million, or 56.0%, over 2007. The increase in total revenue was driven by a 64.3% increase in merchandise sales, a 77.5% increase in retail fuel revenue and a 27.8% increase in wholesale fuel revenue, as further discussed below. $971.2 million of the total increase is attributed to a full year of results of Town & Country, and $128.0 million is attributed to the 30 other new stores added during 2007 and 2008.

Total Gross Profit. Total gross profit for fiscal 2008 was $437.4 million, an increase of $174.4 million, or 66.3%, over 2007. The primary components of the increase are merchandise gross profit of $106.1 million and fuel gross profit of $58.2 million, as further discussed below. $128.7 million of the total increase is attributed to a full year of results of Town & Country, and $16.8 million is attributed to the 30 other new stores added during 2007 and 2008.

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

Other Revenue and Gross Profit. Other revenue of $36.6 million for fiscal 2008 increased by 39.0% over 2007. Gross profit associated with other revenue was $35.3 million, an increase of 40.2% over 2007. The increase was primarily due to the addition of the Town & Country stores. The retail segment had other revenue of $28.4 million in 2008 compared to $20.8 million in 2007. Retail segment other gross profit was also $28.4 million and $20.8 million in 2008 and 2007, respectively, as we record these service revenues on a net basis. The increase over last year was primarily due to the acquisition of Town & Country, and was partially driven by an increase in income from ATM, lottery and car wash income, but offset by declines in prepaid phone cards, pay phone and money order income. Other revenues and related gross profit for the wholesale segment in 2008 was $7.5 million and $6.7 million, respectively, compared to $4.5 million revenue and $4.4 million gross profit for the prior period.

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

Other Operating Expenses. Other operating expenses increased by $55.2 million or 77.9% over 2007. The increase was primarily attributable to the new stores acquired and constructed during 2007 and 2008, including the Town & Country stores. The increased energy costs also resulted in higher credit card and utility costs on a comparable store basis. Credit card costs of $28.3 million, or 4.2 cents per gallon for 2008, represent an increase of $7.5 million, or 1.0 cents per gallon, over 2007 (as if Town & Country were included for all of 2007). Utility costs increased $8.1 million compared to 2007 (as if Town & Country were included for all of 2007), and $5.3 million or 34.4% on a same store basis.

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

Income Taxes. The income tax expense accrued for 2008 was $10.4 million, which consisted of $1.7 million of expense attributable to the Texas margin tax and $8.7 million of income tax expense related to federal and state income tax. The 2007 income tax benefit of $5.8 million consisted of $0.7 million of Texas margin tax, $3.2 million of federal and state income tax expense and a $9.7 million benefit related to the release of an income tax valuation allowance. See Note 15 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for 2008 of $16.5 million, compared to net income attributable to Susser Holdings Corporation of $16.3 million for 2007. Excluding the benefit of the tax valuation allowance release, 2007 net income attributable to Susser Holdings Corporation would have been reported at $6.4 million. The change in net income attributable to Susser Holdings Corporation is due to the same factors impacting income from operations, interest expense and income tax, as described above.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2008 was $110.6 million, an increase of $52.3 million, or 89.8%, compared to 2007. The increase is primarily due to the full year impact of the Town & Country acquisition, as well as other increases in gross profit. Had Town & Country been included in our results for all of

2007, our Adjusted EBITDA for 2007 would have been reported at $99.8 million, thus reflecting a $10.8 million increase in 2008 on a comparable basis. Retail segment Adjusted EBITDA of $91.7 million increased by $47.4 million, or 107.0% compared to 2007, primarily due the Town and Country acquisition and higher fuel and merchandise gross profits. Wholesale segment Adjusted EBITDA of $24.8 million increased by $4.5 million, or 22.2%, from 2007. Other segment Adjusted EBITDA reflects net expenses of $5.9 million for 2008, compared to $6.3 million for the same period in 2007.

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

Cash flows from operations were $27.7 million, $51.1 million and $49.8 million for 2007, 2008 and 2009, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to the changes in earnings and working capital, which were impacted in 2008 by rapidly rising fuel costs. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $7.8 million, $8.3 million and $18.0 million of cash and cash equivalents on hand at the end of 2007, 2008 and 2009, respectively, of which $5.2 million is restricted as of January 3, 2010.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $89.8 million, $69.4 million and $74.8 million for 2007, 2008 and 2009, respectively. Our capital spending program is focused on expenditures for new store development, store improvements, revenue enhancing projects, store maintenance projects of a normal and recurring nature, and information systems. Other than store maintenance projects, capital expenditure plans are evaluated based on return on investment and estimated incremental cash flow. We typically spend an average of approximately $35,000 to $45,000 per retail store per year in maintenance, technology and discretionary revenue enhancing capital expenditures plus an average of $10,000 to $15,000 per location per year for our wholesale sites. These costs do not include the one time costs of rebranding and integrating acquired sites into our network. We estimate that we need to spend approximately half of this amount to maintain our existing stores and back office technology. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new stores, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit. We do not generally budget for acquisitions, as the size and timing of these opportunities are difficult to predict. However, the consummation of a material acquisition could cause us to modify our other spending plans. In fiscal 2010, we plan to invest approximately $40 to $65 million in 6 to 16 new retail stores, new dealer projects, maintenance and upgrades of our existing facilities and a portion of the rebranding of the Town & Country/Country Cookin’ to our Stripes/Laredo Taco Company brands.

We added 15 retail stores during 2009, which included seven newly constructed stores and eight acquired sites. We closed two under-performing stores at the end of 2009 bringing our store count to 525 as of January 3, 2010. During 2009 our wholesale division added 34 dealers and terminated supply at 16 dealer sites, bringing the dealer count to 390 as of January 3, 2010. We acquired 25 Quick Stuff convenience stores in Texas and Louisiana in August 2009, which consisted of 24 leaseholds and one fee property. We immediately sold the fee property and sublet 17 sites to independent dealers, along with entering into long-term fuel supply agreements with the dealers. A net of seven new dealer sites were added in connection with the Quick Stuff transaction, as our wholesale segment already supplied fuel to 11 of these 25 sites.

The 2007 TCFS acquisition terms included $20 million of deferred purchase price to be paid half each on the first and second anniversary of the transaction, less any indemnified claims. We posted two $10 million letters of credit as security, which were drawn by the escrow agent in November 2008 and 2009, respectively. All but $5.2 million of the deferred purchase price has been distributed to the TCFS shareholders, which is being held by the escrow agent pending resolution of indemnified claims. This $5.2 million of restricted cash is included in cash and cash equivalents on the balance sheet.

We completed sale-leaseback transactions totaling $97.3 million, $34.9 million and $24.8 million for 2007, 2008 and 2009, respectively, including $51.2 million of Town & Country properties concurrent with the acquisition in 2007. We plan to finance most of our new store spending plan with lease or mortgage financing, and expect net capital spending (after lease financing) of approximately $25 to $50 million in 2010 to be financed with cash flow from operations, cash balances, and borrowings under our revolving credit facility. We currently expect we will be able to access financing for our new store program. Although we are currently able to access sale-leaseback and other financing, we continually assess our capital spending needs and re-evaluate our requirements based on current and expected results. In the event of a decrease in operating results or an inability to access sale-leaseback or other financing, we could temporarily reduce capital spending without significant short-term detrimental impact to our existing business. For example, we could defer a portion of our new store expansion program, our planned rebranding and upgrading of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At January 3, 2010, our outstanding debt was $417.8 million, excluding $3.2 million unamortized issuance premium on our unsecured notes. We did not issue any additional debt during 2009. We did enter into a $10 million mortgage loan with a regional bank in February 2010, with a five-year term, 15-year amortization and variable interest based on prime rate.

Credit Facilities. On November 13, 2007, we, as parent guarantor, and our indirect wholly-owned subsidiary Susser Holdings, L.L.C., as borrower (the “Borrower”), entered into a new credit agreement with a syndicate of financial institutions providing for a five year revolving credit facility in an aggregate principal amount of up to $90 million, referred to as the “revolving credit facility,” and a five year term loan facility in the aggregate principal amount of $105 million, referred to as the “term loan facility.” We and each of our existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities. In May 2008 we increased the aggregate commitments under the revolving credit facility to $120 million, which expires November 2012, to provide additional capacity on the working capital line in the face of rapidly rising fuel costs. When the cost of fuel increases, our working capital requirements tend to increase, but we also have related increases in trade receivables and fuel inventory balances which provide additional borrowing base to support a higher revolving credit facility.

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

As of January 3, 2010, we had $25.8 million outstanding under the revolving credit facility and $12.1 million in standby letters of credit. Our borrowing base in effect at January 3, 2010, allowed a maximum borrowing, including outstanding letters of credit, of $99.2 million. This reduction in our borrowing base from the full $120 million commitment reflects the lower relative fuel prices at year-end compared to mid-2008. The reduction in fuel prices also tends to reduce our working capital requirements, and therefore our need to borrow against the revolver. Our unused availability on the revolver at January 3, 2010 was $61.3 million.

During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable-rate term loan, and are accounted for as cash flow hedges. For more information, see Note 9 in the accompanying Notes to Consolidated Financial Statements.

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

We incurred approximately $7.9 million in total costs associated with the issuance of the additional senior notes, which were deferred and are being amortized to interest expense over the remaining life of the senior notes. We are also amortizing $4.4 million of issuance premiums as a credit to interest expense over the remaining life of the senior notes.

For more information regarding the terms of the revolving credit facility, the term loan facility and the senior notes, please see Note 9 in the accompanying Notes to Consolidated Financial Statements.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing, and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit and term loan facilities, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of January 3, 2010:

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(dollars in thousands)
Long term debt obligations(1)	$10,545	$10,545	$70,875	$300,000	$—	$—	$391,965
Interest(2)	34,973	34,664	33,209	30,404	—	—	133,250
Operating lease obligations(3)	40,876	40,480	38,669	38,288	37,636	411,826	607,775

Total	$86,394	$85,689	$142,753	$368,692	$37,636	$411,826	$1,132,990

(1)	Payments for 2010 through 2013 reflect required principal payments on our term loan and promissory note. No principal amounts are due on our senior notes until December 2013. Assumes current balance of senior notes remain outstanding until maturity. Excludes activity on our revolving credit facility.
(2)	Includes interest on term debt (at assumed interest rate of 2.25%, based on LIBOR rate and our applicable margin as of January 3, 2010), senior notes and promissory note. Excludes interest on revolving credit facility, but includes letter of credit fees and a commitment fee on the full $120 million facility less the outstanding letters of credit, using the fee rate in effect at January 3, 2010.
(3)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which historically have been insignificant. Some lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts as the renewals are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Letter of Credit Commitments. The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our revolving credit facility as of January 3, 2010:

	2010	2011	2012	2013	Thereafter	Total
Standby letters of credit	$12,070	$—	$—	$—	$—	$12,070

At maturity, we expect to renew a significant number of our standby letters of credit.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amounts of our electricity requirements through a future date at a fixed price. As of January 3, 2010, we had outstanding commitments of approximately $7.7 million for a portion of our estimated electricity requirements through 2011. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions have not been material to our operations and 22 positions were outstanding at January 3, 2010 with a fair value of $174,000 liability.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Financial Statements—Note 21. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2007, 2008 and 2009.

Impact of Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. Motor fuel prices were less volatile during 2009 than in 2007 or 2008. Although we believe we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future. In general, deflation would be a greater threat to our business as the company’s rent and interest obligations would remain generally fixed.

Off-Balance Sheet Arrangements

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk. Fuel hedging positions have not been material to our operations. We had 73 positions with a fair value of ($140,000) outstanding at December 28, 2008, and 22 positions with a fair value of ($174,000) outstanding at January 3, 2010. These fuel hedging positions are being held primarily to hedge fuel in the pipeline which we have purchased but not taken delivery.

We periodically enter into financial instruments to hedge or partially hedge interest rate exposure. We had no outstanding interest swaps during 2008. During the first quarter of 2009, we entered into an interest rate swap on $70 million notional principal for a three-year term. The swap exchanges a floating to fixed rate against our variable-rate term loan. We do not maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes. At January 3, 2010, the interest rate swaps had a market value of ($550,000), which is classified in other noncurrent liabilities in the balance sheet.

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

Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Debt issuance costs are amortized using the effective interest method over the term of the debt. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company and Town & Country Food Stores trade names are being amortized on a straight-line basis over fifteen and five years, respectively. Several intangible assets have been identified with indefinite lives including New Mexico liquor licenses, the Village Market trade name and certain franchise rights. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase operating costs and expense at that time.

At January 3, 2010, we had $242.3 million of goodwill recorded in conjunction with past business combinations, consisting of $221.6 million of retail segment goodwill and $20.7 million of wholesale segment goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. In accordance with ASC 350 “Intangibles—Goodwill and Other”, we have assessed the reporting unit definitions and determined that our Retail and Wholesale operating segments are the appropriate reporting units for testing goodwill impairment.

The impairment analysis performed in the fourth quarter of fiscal year 2009 indicated no impairment in either the Retail or Wholesale operating segment. A summary of these results is as follows (in thousands):

	Fair Value	Carrying Value	Excess	% Excess
Retail Segment	$579,276	$481,524	$97,752	20%
Wholesale Segment	$136,280	$129,022	$7,258	6%

Our test for 2008 was performed by allocating our market capitalization to our two reporting units. We utilized market capitalization as a proxy for fair value and as the sole measure of fair value of our reporting units due to the fact that allocated market capitalization exceeded the carrying value of both reporting units. This basic assessment of fair value did not incorporate a control premium that could be assumed if a market participant were to acquire either reporting unit. As such, for the 2008 goodwill impairment test, no difference existed between market capitalization and the fair value of the reporting units on a consolidated basis.

For the 2009 annual goodwill impairment test, the Company expanded the approach used to compute the fair value of the reporting units. As a result, an approach employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis) was utilized. This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” ASC 820 is applicable to the Company for the first time in 2009 with respect to the annual goodwill impairment test. The values ascertained using these methods were weighted to obtain a total fair value. The computations require management to make significant estimates and assumptions. Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the expected severity and duration of the current economic slowdown. Although the global economic slowdown began during 2008, the impact to the Texas economy was delayed and has been less severe compared to other parts of the country. As a result, the impact of the economic slowdown on our business was minimized during 2008, however we saw an impact as 2009 progressed. The forecast assumptions for 2010 anticipate a recovery to begin in certain markets and realization of certain benefits from cost reduction actions taken in 2009 and 2010 to improve our overall cost structure. This recovery is assumed to continue into 2011. Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.

Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control. As a result, actual performance in the near and longer-term could be different from these expectations and assumptions. This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as continued increases in unemployment rates, on our customer base. In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our future actual results are significantly lower than our current operating results or our estimates and assumptions used to calculate fair value are materially different, the value determined using the discounted cash flow analysis could result in a lower value. A significant decrease in value could result in a fair value lower than carrying value, and require us to perform the second step which could result in impairment of our goodwill.

We compared the combined total value of the reporting units as detailed above, net of debt, to the market capitalization of the Company as of the first day of the fourth quarter of 2009, which resulted in a calculated control premium of 49.8%. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. This premium can be in part explained by the general tone of the market as indicated by premiums seen for acquisitions closed during the current year. In addition, for our stock in particular, since less than 50% of the Company’s stock is publicly traded, a marketability/control premium on the Company as a whole would be present.

Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization. We evaluated this change in circumstance pursuant to the requirements of ASC 350-20-35-30 to determine if an impairment indicator had occurred in between our annual testing dates. Furthermore, we are unaware of any specific events or changes in circumstances precipitating the decline in market capitalization that would represent an indicator of impairment. Although we believe that an indicator of impairment has not occurred subsequent to our annual evaluation, we reviewed the assumptions used in our discounted cash flow analysis and believe these assumptions to still be relevant and indicative of our current operating environment. In addition, the Company believes that this decrease in market price is temporary and therefore does not be consider the decline to be a significant factor in the determination of the fair value of the Company for purposes of the goodwill impairment test. If the decline in stock price persists, however, we may need to perform additional interim testing to assess whether an impairment of goodwill may exist. In order to evaluate the sensitivity of our market capitalization relative to our computed fair value, we calculated the amount of control premium that would be present if the calculated fair value were equal to the carrying value of the reporting units, and this calculated value was then compared to the market price of our stock on the last day of fiscal 2009. Based on this calculation, the hypothetical calculated control premium would be 37%.

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

Asset Retirement Obligations. We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of ASC 410—“Asset Retirement and Environmental Obligations.” We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We periodically compare our cost estimates with actual removal experience, and when the actual costs we experience differ from our original estimates, we will adjust the liability for estimated future costs to remove the underground storage tanks.

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

Stock-Based Compensation. The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, we accounted for options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. We adopted ASC 718 “Compensation—Stock Compensation” (ASC 718) at the beginning of fiscal 2006 as a private company, and as such are applying ASC 718 prospectively to newly issued stock options. Stock-based compensation expense for all awards granted after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award. We utilize historical forfeiture rates to estimate the expected forfeiture rates on our incentive options. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our incentive options.

ASC 718 requires the use of a valuation model to calculate the fair value of stock option awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of historical volatility of our common stock and the common stock of one of our peers over the most recent period commensurate with the estimated expected term of our stock options. We incorporate the volatility rates of one of our peers in our calculation due to the short period of time our stock has been publicly traded. As the trading history of our stock lengthens, we will incorporate more of our history and less of our peer’s history. The expected term of an award is based on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. If different factors for volatility, expected term or dividend yield were utilized, it could significantly change the fair value assigned to stock-based award at their grant date.

Income Taxes. Prior to October 24, 2006, the Company and its predecessors were organized as a partnership, and therefore income or loss was reported in the tax returns of its members, and no recognition was given to income taxes in the consolidated financial statements of the Company. Beginning October 24, 2006, all of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to ASC 740 “Income Taxes” (ASC 740), we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company’s actual results differ from estimated results due to changes in tax laws, the Company’s effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

The Financial Accounting Standards Board issued ASC 740 “Income Taxes” (previously reported as “FIN 48”) effective for fiscal years beginning after December 15, 2006. ASC 740, which the Company adopted as of January 1, 2007, requires recognition and measurement of uncertain tax positions that the Company has taken or expects to take in its income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

New Accounting Pronouncements

FASB ASC Topic 805. In December 2007, the FASB issued SFAS No. 141R, Business Combinations which was primarily codified into Topic 805 “Business Combinations” in the ASC. This guidance modifies certain aspects of how the acquiring entity recognizes and measures identifiable assets, liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FASB ASC Topic 810. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was primarily codified into Topic 810 “Consolidations” in the ASC. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which applied retrospectively. The adoption of this guidance as of the beginning of our 2009 fiscal year did not have a material impact on our consolidated financial statements.

FASB ASC Topic 825. In April 2009, the FASB issued FSP No. FAS-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which was primarily codified into Topic 825 “Financial Instruments” in the ASC. This guidance amends previous Topic 825 guidance, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. We have included these additional disclosures in Note 9. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FASB ASC Topic 855. In May 2009, the FASB issued SFAS No. 165, Subsequent Events which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events. On February 24th 2010, the

FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements – either in originally issued financial statements or reissued financial statements. The adoption of this guidance did not have an impact on our consolidated financial statements (see Note 1).

FASB ASC Topic 105. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASC”) which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This guidance becomes the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding all existing accounting standard documents and related accounting literature. The guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance beginning in the third quarter of 2009. This guidance does not have an impact on our financial condition or results of operation, but impacts all related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

FASB ASU No. 2010-006. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The guidance will be effective for any fiscal year that begins after December 15, 2010. The company does not anticipate the adoption of ASU No. 2010-006 to have a material impact on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates. At January 3, 2010, we had $25.8 million outstanding on the credit facility. Our term loan facility, under which $91.9 million was outstanding at year end, also bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations at January 3, 2010 would be to change interest expense by approximately $0.9 million.

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

For more information on our hedging activity, please see Note 9 in the Accompanying Notes to Consolidated Financial Statements.

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

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level for which they were designed in that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of January 3, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of January 3, 2010, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Susser Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 of Susser Holdings Corporation and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 19, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers,” in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders.

PART IV

Item 15:	Exhibits, Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended January 3, 2010.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:

The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation

By:	/s/ SAM L. SUSSER
Sam L. Susser
President and Chief Executive Officer

Date: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAM L. SUSSER Sam L. Susser	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2010

/s/ MARY E. SULLIVAN Mary E. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2010

/s/ WILLIAM F. DAWSON, JR. William F. Dawson, Jr.	Director	March 19, 2010

/s/ DAVID P. ENGEL David P. Engel	Director	March 19, 2010

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	March 19, 2010

/s/ ARMAND S. SHAPIRO Armand S. Shapiro	Director	March 19, 2010

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 19, 2010

/s/ SAM J. SUSSER Sam J. Susser	Director	March 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation (the Company) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2009 Susser Holdings Corporation changed its presentation of noncontrolling interests with the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification (ASC) Topic 810, Consolidation) effective December 29, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 19, 2010

SUSSER HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 28, 2008	January 3, 2010
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$8,284	$17,976
Accounts receivable, net of allowance for doubtful accounts $1,070 at December 28, 2008 and $903 at January 3, 2010	51,549	65,510
Inventories, net	62,878	78,788
Assets held for sale	—	70
Other current assets	4,703	9,437

Total current assets	127,414	171,781
Property and equipment, net	408,733	408,771
Other assets:
Goodwill	237,953	242,295
Intangible assets, net	34,609	33,144
Other noncurrent assets	15,647	17,027

Total other assets	288,209	292,466

Total assets	$824,356	$873,018

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$90,911	$129,425
Accrued expenses and other current liabilities	34,738	28,632
Current maturities of long-term debt	9,233	10,545
Deferred purchase price—TCFS acquisition	10,000	5,180

Total current liabilities	144,882	173,782
Long-term debt	395,736	384,574
Revolving line of credit	3,630	25,800
Deferred gain, long-term portion	33,720	33,786
Deferred tax liability, long-term portion	28,323	28,846
Other noncurrent liabilities	13,087	15,812

Total long-term liabilities	474,496	488,818
Commitments and contingencies
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock $.01 par value; 125,000,000 shares authorized; 17,048,972 issued and 17,037,648 outstanding as of December 28, 2008; 17,158,717 issued and 17,141,393 outstanding as of January 3, 2010	170	170
Additional paid-in capital	180,189	183,880
Retained earnings	23,888	25,956
Accumulated other comprehensive loss	—	(358)

Total Susser Holdings Corporation shareholders’ equity	204,247	209,648
Noncontrolling interest	731	770

Total shareholders’ equity	204,978	210,418

Total liabilities and shareholders’ equity	$824,356	$873,018

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(dollars in thousands except per share amounts)
Revenues:
Merchandise sales	$444,218	$729,857	$784,424
Motor fuel sales	2,247,220	3,474,222	2,481,459
Other income	26,298	36,566	41,425

Total revenues	2,717,736	4,240,645	3,307,308
Cost of sales:
Merchandise	299,652	479,215	523,340
Motor fuel	2,153,979	3,322,732	2,356,231
Other	1,132	1,288	358

Total cost of sales	2,454,763	3,803,235	2,879,929

Gross profit	262,973	437,410	427,379
Operating expenses:
Personnel	82,459	133,080	149,879
General and administrative	27,944	36,932	34,372
Other operating	70,831	126,028	117,375
Rent	25,822	34,620	36,899
Loss on disposal of assets	190	9	2,402
Depreciation, amortization, and accretion	29,469	40,842	44,382

Total operating expenses	236,715	371,511	385,309

Income from operations	26,258	65,899	42,070
Other income (expense):
Interest expense, net	(16,152)	(39,256)	(38,103)
Other miscellaneous	435	278	(55)

Total other expense, net	(15,717)	(38,978)	(38,158)

Income before income taxes	10,541	26,921	3,912
Income tax (expense) benefit	5,753	(10,396)	(1,805)

Net income	16,294	16,525	2,107

Less: Net income attributable to noncontrolling interests	42	48	39

Net income attributable to Susser Holdings Corporation	$16,252	$16,477	$2,068

Net income per share attributable to Susser Holdings Corporation:
Basic	$0.97	$0.98	$0.12
Diluted	$0.97	$0.97	$0.12
Weighted average shares outstanding:
Basic	16,734,571	16,883,965	16,936,777
Diluted	16,817,417	16,976,320	17,022,003

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Noncontrolling Interest	Susser Holdings Corporation Shareholders					Comprehensive Income	Total
		Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings
		Shares	Par Value
	(in thousands)
Balance at December 31, 2006	$641	16,824	$168	$—	$166,398	$(5,396)		$161,811
Comprehensive income (loss):
Net income	42	—	—	—	—	16,252	$16,294

Comprehensive income							16,294	16,294

Non-cash stock compensation	—	—	—	—	2,429	—		2,429
Issuance of common stock	—	171	2	—	3,938	—		3,940

Balance at December 30, 2007	683	16,995	170	—	172,765	10,856		184,474
Comprehensive income (loss):
Net income	48	—	—	—	—	16,477	16,525

Comprehensive income							16,525	16,525

Reclassification of accumulated earnings at time of initial public offering	—	—	—	—	3,445	(3,445)		—
Non-cash stock compensation	—	—	—	—	3,946	—		3,946
Issuance of common stock	—	43	—	—	33	—		33

Balance at December 28, 2008	731	17,038	170	—	180,189	23,888		204,978
Comprehensive income (loss):
Net income	39	—	—	—	—	2,068	2,107
Net unrealized gains (losses) on cash flow hedge:
Unrealized gains (losses), net of tax of $131	—	—	—	242	—	—	242
Reclassification adjustment realized in net income, net of tax benefit of $(323)	—	—	—	(600)	—	—	(600)

Comprehensive income	—	—	—	—	—	—	$1,749	1,749

Non-cash stock compensation	—	—	—	—	3,433	—		3,433
Issuance of common stock	—	103	—	—	258	—		258

Balance at January 3, 2010	$770	17,141	$170	$(358)	$183,880	$25,956		$210,418

See accompanying notes.

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$16,294	$16,525	$2,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	29,469	40,842	44,382
Loss on disposal of property	190	9	2,402
Non–cash stock based compensation	2,429	3,946	3,433
Deferred income tax	(14,270)	106	1,124
Amortization of debt premium	—	(520)	(617)
Changes in operating assets and liabilities:
Receivables	2,444	17,819	(14,058)
Inventories	(12,087)	6,699	(15,910)
Assets held for sale and other current assets	2,869	6,083	(5,196)
Intangible assets, net	1,361	1,915	2,836
Other noncurrent assets	4,227	(980)	(436)
Accounts payable	(4,732)	(36,849)	38,512
Accrued liabilities	3,325	5,332	(6,194)
Other noncurrent liabilities	(3,819)	(9,798)	(2,579)

Net cash provided by operating activities	27,700	51,129	49,806

Cash flows from investing activities:
Capital expenditures	(89,848)	(69,363)	(74,805)
Proceeds from disposal of property and equipment	1,086	1,496	1,722
Proceeds from sale/leaseback transactions	97,318	34,864	24,843
Acquisition of TCFS Holdings, Inc.	(346,515)	(10,000)	(4,820)

Net cash used in investing activities	(337,959)	(43,003)	(53,060)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	258,690	30,736	—
Change in notes receivable	984	(379)	(22)
Payments on long-term debt	—	(3,938)	(9,233)
Revolving line of credit, net	34,640	(31,010)	22,170
Loan origination costs	(11,992)	(3,115)	(227)
Proceeds from issuance of equity	3,940	33	258
Distributions to members	(1,110)	—	—

Net cash provided by (used in) financing activities	285,152	(7,673)	12,946
Net increase (decrease) in cash	(25,107)	453	9,692
Cash and cash equivalents at beginning of year	32,938	7,831	8,284

Cash and cash equivalents at end of period	$7,831	$8,284	$17,976

Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$14,990	$37,091	$35,132
Income taxes paid	1,450	16,493	3,573

Supplemental non-cash investing activities:
Accrual of deferred purchase price	$20,000	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (“Susser” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating, and supplying motor fuel to service stations and convenience stores since the 1930’s.

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

Stripes completed the acquisition of TCFS Holdings, Inc. (“TCFS” or “TCFS Acquisition”) in November 2007, which included 168 retail stores. Stripes acquired 24 Quick Stuff convenience store leaseholds and one fee property from Jack in the Box, Inc. in August 2009. Seven of the sites are currently operated by our retail segment, and the balance have been sold or sublet to wholesale dealers along with long-term fuel supply agreements. The purchase was not material to our balance sheet.

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at January 3, 2010, but do not conduct any operations (see Note 9). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after January 3, 2010, up until the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2009 refer to the 53-week period ended January 3, 2010. All references to 2008 refer to the 52-week period ended December 28, 2008. All references to 2007 refer to the 52-week period ended December 30, 2007. Stripes follows the same accounting calendar as the Company. SPC and APT use calendar month accounting periods, and end their fiscal year on December 31.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. Under ASC 820 “Fair Value Measurements and Disclosures,” fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” defines and establishes a framework for measuring fair value and expands related disclosures. This guidance does not require any new fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets, and goodwill. The guidance does not apply to share-based payment transactions and inventory pricing.

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

Segment Reporting

We provide segment reporting in accordance with ASC 280 “Segment Reporting” (ASC 280) which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. We operate our business in two primary segments, both of which are included as reportable segments: our retail segment, which operates convenience stores selling a variety of merchandise, food items, services and motor fuel; and our wholesale segment, which sells motor fuel to our retail segment and to external customers. These are the two segments reviewed on a regular basis by our chief operating decision maker. Other operations within our consolidated entity are not material, and are aggregated as “other” in our segment reporting information (see Note 19). All of our operations are in the U.S. and no customers are individually material to our operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. At January 3, 2010, cash included $5.2 million restricted cash representing funds held in escrow related to the TCFS acquisition.

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

Inventories

Merchandise inventories are stated at the lower of average cost, as determined by the retail inventory method, or market. Fuel inventories are stated at the lower of average cost or market. Maintenance spare parts inventories are valued using the average cost method. Shipping and handling costs are included in the cost of inventories. The Company records an allowance for shortage and obsolescence relating to merchandise and maintenance spare parts inventory based on historical trends and any known changes in merchandise mix or parts requirements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, estimated to be forty years for buildings, three to fifteen years for equipment and thirty years for underground storage tanks.

The company capitalizes interest expense as part of the cost of construction of facilities and equipment and amortizes this amount over the life of the underlying asset (see Note 14).

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

Long-Lived Assets

Long-lived assets (including intangible assets) are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charges in the statement of operations for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350 “Intangibles—Goodwill and Other” (ASC 350), and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units and comparing it to its carrying amount. The Company’s reporting units are the same as its reportable segments, retail and wholesale.

For the 2009 annual goodwill impairment test, the Company utilized an approach employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” ASC 820 is applicable to the Company for the first time in 2009 with respect to the annual goodwill impairment test. The values ascertained using these methods were weighted to obtain a total fair value. The computations require management to make significant estimates and assumptions. Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. The results of the Company’s tests indicated no goodwill impairment as the estimated fair values were greater than the carrying values.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

Other Intangible Assets

Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable and unfavorable lease arrangements, New Mexico liquor licenses, and the fair value attributable to trade names and franchise rights. We account for other intangible assets acquired through business combinations in accordance ASC 805 “Business Combinations” (ASC 805) and ASC 350. ASC 805 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of ASC 360 “Property, Plant, and Equipment”. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase operating costs and expense at that time. Indefinite-lived intangibles are tested annually for impairment during the fourth quarter of the fiscal year, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

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

Store Closings and Asset Impairment

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company closed seven, four and two retail stores during 2007, 2008 and 2009, respectively. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed when incurred and were approximately $3.2 million, $4.2 million and $4.7 million for 2007, 2008 and 2009, respectively.

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

Environmental Liabilities

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. Certain environmental expenditures incurred for gasoline sites are eligible for refund under the reimbursement programs administered by the TCEQ. A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from the Company’s tank owners insurance coverage, in which case the Company has recorded a liability for its estimated net exposure.

Asset Retirement Obligations

The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank in accordance with the provisions of ASC 410 “Asset Retirement and Environmental Obligations”. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We review our assumptions for computing the estimated liability for the removal of underground storage tanks on an annual basis. Any change in estimated cash flows are reflected as an adjustment to the liability and the associated asset (see Note 10).

Revenue Recognition

Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the time of sale or when fuel is delivered to the customer. The Company charges its wholesale customers for third-party transportation costs, which are included in revenues and cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. We typically own the fuel dispensing equipment and underground storage tanks at consignment sites, and in some cases we own the entire site and have entered into an operating lease with the wholesale customer operating the site. The amount of fuel inventory held on consignment is provided in Note 4. We derive other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, payphones, movie rentals and other ancillary product and service offerings. We record service revenue on a net commission basis at the time the services are rendered.

Vendor Allowances, Rebate and Deferred Branding Incentives

We receive payments for vendor allowances, volume rebates, deferred branding incentives related to our fuel supply contracts and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. For the years ended 2007, 2008 and 2009 we recognized earned rebates of $21.9 million, $30.4 million and $30.7 million, respectively. Unearned payments are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement.

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

Income Taxes

Prior to October 24, 2006, the Company and its predecessors were organized as a partnership, and therefore income or loss was reported in the tax returns of its members, and no recognition was given to income taxes in the consolidated financial statements of the Company. Beginning October 24, 2006, all of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to ASC 740 “Income Taxes”, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

ASC 740 “Income Taxes”, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure (see further discussion in Note 15).

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail fuel sales were approximately $178.2 million, $273.5 million and $291.9 million for 2007, 2008 and 2009, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on retail merchandise sales were approximately $32.5 million, $43.2 million and $50.6 million for 2007, 2008 and 2009, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities under ASC 815 “Derivatives and Hedging (ASC 815) and ASC 815-10-15 “ Derivatives and Hedging—Overall—Scope and Expectations” (ASC 815-10-15). ASC 815 and ASC 815-10-15 require all derivative financial instruments to be reported on the balance sheet at fair value. Changes in the fair value are recognized either in earnings or as other comprehensive income in equity, depending on whether the derivative has been designated as a fair value or cash flow hedge and qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company does not engage in the trading of derivatives. All such financial instruments are used to manage risk.

The Company periodically enters into interest rate swaps to manage its interest rate risk. Such positions are designated as either fair value or cash flow hedges. For the fair value hedges, the fair value is recorded on the balance sheet as either an other asset or accrued expense, depending on the value being positive or negative. Net proceeds received and the change in value of the swap are recorded as reductions to or increases in interest expense. For cash flow hedges, the effective portion of the gain or loss is initially reported as a component of “other comprehensive income” and is then recorded in income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in interest-expense as incurred. There were no positions open at December 28, 2008 and swap positions had a fair value of ($550,000) at January 3, 2010 (see Notes 9 and 14).

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. Net proceeds received and the change in value of the derivatives are recorded as increases or decreases to fuel cost of sales. At January 3, 2010, the Company held 22 fuel futures contracts with a fair value of ($174,000).

The Company had firm purchase commitments of approximately $7.7 million as of January 3, 2010, for electricity which will be consumed in the Company’s facilities in the ordinary course of business thru 2011. The Company does not trade in electricity derivatives.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, accounts payable, and accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

Stock-Based Compensation

The Company has granted incentive options for a fixed number of units to certain employees. Prior to January 2, 2006, the Company accounted for options in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (see Note 17). The Company adopted ASC 718 “Compensation—Stock Compensation”, at the beginning of fiscal 2006, when the Company was private, and is applying ASC 718 prospectively to newly issued stock options.

Reclassification

Certain prior year balances have been reclassified for comparative purposes. The sale of rights to operate dealer locations is reclassified from a reduction in other operating expense to an increase in other revenues and other gross profit for all years presented. The amounts for 2007, 2008 and 2009 were $0.4 million, $0.8 million and $3.3 million.

Concentration Risk

The Company purchases approximately 44% of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”). The Company has been using McLane since 1992. The current three year contract expires December 2010.

Valero and Chevron supplied approximately 45% and 23%, respectively, of the Company’s motor fuel purchases in fiscal 2009. The Company has contracts with Valero and Chevron that expire in July 2018 and August 2011, respectively.

New Accounting Pronouncements

FASB ASC Topic 805. In December 2007, the FASB issued SFAS No. 141R, Business Combinations which was primarily codified into Topic 805 “Business Combinations” in the ASC. This guidance modifies certain aspects of how the acquiring entity recognizes and measures identifiable assets, liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FASB ASC Topic 810. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was primarily codified into Topic 810 “Consolidations” in the ASC. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which applied retrospectively. The adoption of this guidance as of the beginning of our 2009 fiscal year did not have a material impact on our consolidated financial statements.

FASB ASC Topic 825. In April 2009, the FASB issued FSP No. FAS-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which was primarily codified into Topic 825 “Financial Instruments” in the ASC. This guidance amends previous Topic 825 guidance, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. We have included these additional disclosures in Note 9. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FASB ASC Topic 855. In May 2009, the FASB issued SFAS No. 165, Subsequent Events which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events. On February 24th 2010 , the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements. The adoption of this guidance did not have an impact on our consolidated financial statements (see Note 1).

FASB ASC Topic 105. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASC”) which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This guidance becomes the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding all existing accounting standard documents and related accounting literature. The guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance beginning in the third quarter of 2009. This guidance does not have an impact on our financial condition or results of operation, but impacts all related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

FASB ASU No. 2010-006. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The guidance will be effective for any fiscal year that begins after December 15, 2010. The company does not anticipate the adoption of ASU No. 2010-006 to have a material impact on our financial statements.

3. Accounts Receivable

Accounts receivable consisted of the following:

	December 28, 2008	January 3, 2010
	(in thousands)
Accounts receivable, trade	$35,829	$49,954
Receivable from sale reimbursement funds	1,529	1,212
Vendor receivables for rebates, branding and others	7,739	6,103
ATM fund receivables	4,216	5,530
Notes receivable, short term	641	325
Other receivables	2,665	3,289
Allowance for uncollectable amounts, trade	(729)	(609)
Allowance for uncollectable amounts, environmental	(341)	(294)

Amounts receivables, net	$51,549	$65,510

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts:
December 30, 2007	$906	$455	$337	$1,024
December 28, 2008	1,024	230	525	729
January 3, 2010	729	464	584	609

Allowance for environmental cost reimbursements:
December 30, 2007	$273	$96	$33	$336
December 28, 2008	336	64	59	341
January 3, 2010	341	60	107	294

4. Inventories

Inventories consisted of the following:

	December 28, 2008	January 3, 2010
	(in thousands)
Merchandise	$41,425	$47,567
Fuel-retail	15,740	22,515
Fuel-wholesale consignment	1,639	2,908
Lottery	1,657	1,928
Equipment and maintenance spare parts	3,232	4,534
Less allowance for inventory, shortage and obsolescence	(815)	(664)

Total	$62,878	$78,788

An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
December 30, 2007	$561	$570	$604	$527
December 28, 2008	527	314	26	815
January 3, 2010	815	242	393	664

5. Assets Held for Sale

No assets held for sale at December 28, 2008, were classified as short term. Assets held for sale with a value of $0.1 million at January 3, 2010, were classified as short term. Assets held for sale at December 28, 2008 and January 3, 2010, classified as other noncurrent assets were $10.2 million and $11.1 million, respectively. Assets held for sale consist largely of under-performing retail stores that have been closed and excess land. Impairment charges recorded in 2008 and 2009 were immaterial. Fair value is determined based on prices of similar assets.

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 28, 2008	January 3, 2010
	(in thousands)
Land	$122,883	$125,806
Building and leasehold improvements	197,069	215,793
Equipment	155,002	175,910
Construction in progress	15,326	11,239

	490,280	528,748
Less accumulated depreciation	81,547	119,977

Total	$408,733	$408,771

Depreciation expense on property and equipment was approximately, $26.5 million, $38.2 million and $42.4 million for 2007, 2008 and 2009, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company records closed stores or any other excess properties for sale as assets held for sale in current assets, or other noncurrent assets at the lower of its carrying cost or fair value, less cost to sell.

During 2007, the Company recorded a net loss of $0.2 million on disposal of assets. During 2008, the Company recorded a net loss of less than $0.1 million on disposal of assets. During 2009, the Company recorded a net loss of $2.4 million on disposal of assets. Gains and losses are recorded in gain/loss on disposal of assets in the statements of operations.

7. Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended December 28, 2008 and January 3, 2010:

	Year Ended
	December 28, 2008	January 3, 2010
	(in thousands)
Balance at beginning of period	$248,809	$237,953
Purchase accounting adjustments	(10,856)	—
Acquisitions	—	4,342

Balance at end of period	$237,953	$242,295

The change in carrying amount of goodwill by business segment for the years ended December 28, 2008 and January 3, 2010 is as follows:

	Retail Segment	Wholesale Segment	Total
Balance as of December 30, 2007	$235,489	$13,320	$248,809
Purchase accounting adjustments	(13,946)	3,090	(10,856)

Balance as of December 28, 2008	221,543	16,410	237,953
Acquisitions	91	4,251	4,342

Balance as of January 3, 2010	$221,634	$20,661	$242,295

Purchase accounting adjustments relate to the finalization of valuations for the TCFS Acquisition. In August 2009, we acquired 25 Quick Stuff convenience stores from Jack in the Box, Inc. No impairment charges related to goodwill were recognized in 2007, 2008, or 2009. Certain items included in goodwill are deductible for income tax purposes, primarily costs incurred to defease the debt of TCFS.

Other Intangibles

In accordance with ASC 350, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. Indefinite-lived assets are tested annually at year end for impairment. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately 9 years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately 16 years. The Laredo Taco Company trade name is being amortized over fifteen years. Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets at December 28, 2008 and January 3, 2010:

	December 28, 2008			January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$570	$—	$570	$615	$—	$615
Franchise rights	389	—	389	389	—	389
Liquor licenses	11,185	—	11,185	11,600	—	11,600

Amortized
Supply agreements	5,952	2,203	3,749	8,772	3,322	5,450
Favorable lease arrangements, net	2,879	2,517	362	2,622	2,368	254
Loan origination costs	18,142	4,528	13,614	18,367	7,623	10,744
Trade names	5,756	1,222	4,534	5,756	1,761	3,995
Other	520	314	206	520	423	97

Total	$45,393	$10,784	$34,609	$48,641	$15,497	$33,144

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for 2007, 2008 and 2009 was $2.7 million, $2.4 million and $2.0 million, respectively. The loan fee amortization included in interest expense for 2007, 2008 and 2009 was $1.5 million, $2.9 million, and $2.5 million, respectively. The write-off of unamortized loan costs related to debt prepaid of $0.4 million in 2007 was included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of January 3, 2010 (in thousands):

	Amortization	Interest
2010	$1,511	$3,073
2011	1,450	3,038
2012	1,397	2,876
2013	983	1,757
2014	915	—

8. Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 28, 2008	January 3, 2010
	(in thousands)
Property and sales tax	$8,582	$10,615
Current and deferred income tax	835	—
Payroll and employee benefits	10,252	5,668
Reserve for environmental remediation, short-term	1,969	1,440
Insurance reserves	4,502	4,663
Deferred branding incentives, short-term	346	394
Deferred gain, short-term	2,028	2,067
Interest payable	1,888	1,651
Deposits and other	4,336	2,134

Total	$34,738	$28,632

At December 28, 2008 and January 3, 2010, the Company had approximately $4.7 million and $6.0 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $4.4 million and $5.6 million, respectively, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

As of December 28, 2008 and January 3, 2010, the Company had recorded $35.7 million and $35.9 million, respectively of deferred gain on assets sold and leased back. The gain is being amortized over the initial lease terms, most of which are 20 years. The amount of deferred gain to be recognized as a reduction to rent expense over the next twelve months is included in accrued expenses and other current liabilities, with the remaining amount included in deferred gain, long-term portion on the balance sheet.

9. Long-Term Debt

Long-term debt consisted of the following:

	December 28, 2008	January 3, 2010
10 5/8% senior unsecured notes due 2013	$300,000	$300,000
Term loan facility, bearing interest at LIBOR plus applicable margin (3.70% at December 28, 2008 and 2.23% at January 3, 2010), principal due in quarterly installments through November 13, 2012	101,063	91,875
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.75% at December 28, 2008 and 3.25% at January 3, 2010)	3,630	25,800
Other notes payable	135	90
Unamortized bond premium	3,771	3,154

Total debt	408,599	420,919
Less: Current maturities	9,233	10,545

Long-term debt, net of current maturities	$399,366	$410,374

At January 3, 2010, scheduled future debt maturities, excluding amounts outstanding on the revolving credit agreement, are as follows (in thousands):

2010	$10,545
2011	10,545
2012	70,875
2013	300,000

Total	$391,965

The fair value of debt as of January 3, 2010, is estimated to be approximately $431.3 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the variable-rate term loan, revolving credit facility and promissory note.

We entered into a $10 million mortgage loan with a regional bank in February 2010, with a five-year term, 15- year amortization and variable interest based on prime.

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% senior unsecured notes (the “Senior Notes”). The Senior Notes pay interest semiannually in arrears on June 15 and December 15 of each year, until they mature on December 15, 2013. The Senior Notes are guaranteed by the Company and each existing and future domestic subsidiaries with the exception of one non-wholly-owned subsidiary.

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

The $300.0 million remaining Senior Notes are currently redeemable at 105.313% (expressed as a percentage of principal amount) plus accrued and unpaid interest and liquidated damages, if any. The redemption price steps down to 102.656% on or after December 15, 2010, and to 100.000% on or after December 15, 2011.

Credit Facilities

On November 13, 2007, in connection with the TCFS Acquisition, Susser Holdings, L.L.C. entered into a credit agreement with a syndicate of financial institutions providing for a five-year revolving credit facility in an aggregate principal amount of up to $90.0 million, and a five-year term loan facility in the aggregate principal amount of $105.0 million (the “term loan”) (collectively the “credit facilities”). On May 6, 2008, we, Susser Holdings, L.L.C. and the financial institutions party to the credit agreement entered in to Amendment No. 1 to the credit agreement (“Amendment No. 1”), which increased the aggregate commitments under the revolving credit facility to $120.0 million (we refer to the revolving credit facility, as amended by Amendment No. 1, as the “revolver”). The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities.

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of January 3, 2010, we had $25.8 million outstanding under the revolving credit facility, $12.1 million in standby letters of credit, and borrowing base to support the use of $99.2 million of the facility, leaving approximately $61.3 million available on the revolver.

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of January 3, 2010.

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

Derivative Financial Instruments

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable-rate term loan. These contracts have been designated as cash flow hedges, and the Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk. The Company recognized $924,000 in additional interest expense (effective portion) during 2009 associated with this interest rate swap and recognized a $358,000 loss, net of tax, in Other Comprehensive Income on a deferred basis. No gains or losses from ineffectiveness were recorded as the interest rate swaps are considered highly effective. In the event any portion is deemed not effective, the resulting gain or loss would be classified to interest expense in the Company’s consolidated statement of operations. The Company expects to reclassify approximately $0.8 million into net income as additional interest expense during the next twelve months. At January 3, 2010, these interest rate swaps had a market value of ($550,000) which is classified in other non-current liabilities in the Company’s consolidated balance sheet.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to purchases of fuel on the Gulf Coast and transported via pipeline to West Texas. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 28, 2008, the Company held fuel futures contracts with a fair value of ($140,000), (75 contracts representing 3.2 million gallons). At January 3, 2010, the Company held fuel futures contracts with a fair value of $(174,000) (22 contracts representing 0.9 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized $1.5 million in loss during 2009 related to these contracts, which is classified in motor fuel cost of sales in the consolidated statements of operations. The loss realized on hedging contracts during 2009 is substantially offset by increased profitability on sale of fuel purchased from the pipeline.

10. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	December 28, 2008	January 3, 2010
	(in thousands)
Deferred branding incentives and other, long-term	$4,543	$6,190
Accrued straight-line rent	4,109	4,927
Reserve for underground storage tank removal	3,570	3,880
Reserve for environmental remediation, long-term	865	815

Total	$13,087	$15,812

We record an asset retirement obligation for the estimated future cost to storage tanks. The liability has been discounted using credit-adjusted risk-free rates ranging from 9.0% to 9.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended December 28, 2008 and January 3, 2010:

	Year Ended
	December 28, 2008	January 3, 2010
	(in thousands)
Balance at beginning of period	$3,663	$3,570
Liabilities incurred	21	34
Liabilities settled	(366)	(86)
Accretion expense	252	362

Balance at end of period	$3,570	$3,880

11. Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of our employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2007, 2008 and 2009, net of forfeitures, were approximately $0.4 million, $0.5 million and $0.6 million, respectively.

We also have established a Nonqualified Deferred Compensation Plan (NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2007, 2008 and 2009 was less than $0.1 million in each year. The unfunded accrued liability included in accrued liabilities as of December 28, 2008 and January 3, 2010, was $1.6 million and $2.3 million, respectively.

12. Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $2.0 million in 2010, $1.6 million in 2011, $0.4 million in 2012, $0.3 million in 2013, and $0.2 million in 2014. The lease expiration dates range from 2010 to 2018, with additional option periods extending from 2014 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 13.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, and reimburse the aircraft management company for fuel and the actual out-of-pocket costs of pilots and their related expenses for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.4 million, $0.4 million and $0.3 million during 2007, 2008 and 2009, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% noncontrolling interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million in 2008 and 2009. The future minimum lease payments are $0.2 million each in 2010 through 2013, and $0.1 million in 2014. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership and their voting rights have been assigned to a subsidiary.

13. Commitments and Contingencies

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

During 2008 and 2009, Stripes sold 15 and 10 retail stores, respectively, to unrelated parties and entered into leaseback agreements for each of the stores. The leases contain primary terms typically of 20 years with annual escalation. The leases are being accounted for as operating leases. We have no continuing involvement with respect to these leases.

The components of net rent expense are as follows:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(in thousands)
Cash rent:
Store base rent	$25,189	$34,424	$37,077
Equipment rent	522	747	664
Contingent rent	133	195	203

Total cash rent	25,844	35,366	37,944
Non-cash rent:
Straight-line rent	1,509	1,261	1,017
Amortization of deferred gain from sale leaseback	(1,531)	(2,007)	(2,062)

Net rent expense	$25,822	$34,620	$36,899

Sublease rental income for 2007, 2008 and 2009 was $0.7 million, $0.8 million and $1.3 million, respectively, and is included in other income.

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2010	$40,876
2011	40,480
2012	38,669
2013	38,288
2014	37,636
Thereafter	411,826

Total	$607,775

Letters of Credit

We were contingently liable for $12.1 million related to irrevocable letters of credit required by various insurers and suppliers at January 3, 2010.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third party liability claims. For 2009, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million deductible. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.8 million and $2.3 million, of which $2.0 million and $1.4 million are classified as accrued expenses and other current liabilities as of December 28, 2008 and January 3, 2010, respectively, with the balance included in other noncurrent liabilities. As of January 3, 2010, approximately $1.5 million of the total environmental reserve is for the investigation and remediation of contamination at 19 sites that qualify for reimbursement under state funds. An additional 16 sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserve. The remaining $0.9 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 24 additional sites. There are 22 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites in which case we could incur additional costs. We have additional reserves of $3.9 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $1.9 million and $1.5 million for the estimated probable state reimbursements, of which

$1.0 million and $0.6 million are included in current receivables as of December 28, 2008 and January 3, 2010, respectively. The remaining $0.9 million and $0.9 million are included in other assets as of December 28, 2008 and January 3, 2010, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund for releases that occurred prior to December 23, 1998 will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of January 3, 2010, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of January 3, 2010. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $4.7 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of January 3, 2010, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $14.5 million. Of this amount, approximately $8.2 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $6.0 million recorded on the balance sheet as of January 3, 2010, of which $0.4 million is included in accrued expenses and other current liabilities and $5.6 million is included in other noncurrent liabilities.

14. Interest Expense

The components of interest expense and interest income are as follows:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(in thousands)
Interest expense	$16,227	$36,715	$34,440
Cash paid on interest rate swap	—	—	924
Capitalized interest	(550)	(170)	(266)
Amortization of loan costs & issuance premium, net	1,543	2,913	3,095
Cash interest income	(1,068)	(202)	(90)

Interest expense, net	$16,152	$39,256	$38,103

15. Income Tax

Components of the Company’s income tax benefit and provision for fiscal years ended December 30, 2007, December 28, 2008 and January 3, 2010 are as follows:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(in thousands)
Current:
Federal	$7,826	$8,158	$(503)
State	693	1,699	1,181

Total current income tax expense	8,519	9,857	678
Deferred:
Federal	(14,108)	539	1,976
State	(164)	—	(849)

Total deferred tax expense (benefit)	(14,272)	539	1,127

Net income tax expense (benefit)	$(5,753)	$10,396	$1,805

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fiscal years ended December 30, 2007, December 28, 2008 and January 3, 2010 are as follows:

	December 30, 2007		December 28, 2008		January 3, 2010
	(in thousands)
Tax at statutory federal rate	$3,674	35.0%	$9,405	35.0%	$1,356	35.0%
State and local tax, net of federal benefit	344	3.3	1,104	4.1	212	5.5
Decrease in valuation allowance	(9,662)	(92.0)	—	—	—	—
Other	(109)	(1.0)	(113)	(0.4)	237	6.1

Tax expense (benefit) per financial statement	$(5,753)	(54.7)%	$10,396	38.7%	$1,805	46.6%

Components of deferred tax assets and (liabilities) are as follows:

	December 28, 2008	January 3, 2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,386	$1,267
Nonqualified deferred compensation	585	799
Accrued straight-line rent	1,644	1,965
Allowance for doubtful accounts	180	85
Inventory reserves	294	—
Environmental reserves	610	322
Deferred gain on sale leaseback transactions	12,912	12,653
Intangible assets	200	643
Deferred revenue	1,384	1,739
Stock-based compensation expense	2,596	3,748
Other	1,360	1,666

Total deferred tax assets	23,151	24,887
Deferred tax liabilities:
Fixed assets	46,965	49,999
Prepaid assets	290	491
LIFO adjustment	1,112	544

Total deferred tax liabilities	48,367	51,034

Net deferred income tax assets (liabilities)	$(25,216)	$(26,147)

Current net deferred tax assets (liabilities)	$3,107	$2,699

Noncurrent net deferred tax assets (liabilities)	$(28,323)	$(28,846)

During the year ended December 30, 2007, the Company generated pre-tax book income which resulted in the utilization of all net operating loss carry-forwards and the release in that year of all previously established valuation allowances. In addition, as a result of the acquisition of TCFS, the Company recorded an additional $39.4 million of deferred tax liability. The Company has determined that it is more likely than not that all deferred tax assets will be realized, and has therefore determined that no valuation allowance is needed as of January 3, 2010.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the adoption, the Company recognized no adjustment to income tax accounts that existed as of December 31, 2006. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. Interest and penalties incurred by the company have not been material in 2007, 2008 or 2009. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation, and the statute of limitations remains open on all years since then. The Company files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma and New Mexico. The Company is subject to examinations in all jurisdictions for all returns filed since October 24, 2006.

No adjustments have been recorded to the balance of unrecognized tax benefits and therefore no balance exists at January 3, 2010 as all tax positions are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date.

16. Shareholders’ Equity

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

A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,048,972 were issued and 17,037,648 outstanding as of December 28, 2008, and 17,158,717 were issued and 17,141,393 outstanding as of January 3, 2010, respectively. Included in these amounts are 119,130 and 163,115 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 17,324 shares issued as restricted shares which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 1,743,022 shares of common stock are outstanding as of January 3, 2010, 650,947 of which are vested (see Note 17).

17. Share-Based Compensation

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

A total of 1,743,022 options were outstanding at January 3, 2010, of which 650,947 are exercisable. The options generally vest over five years, with one–third vesting on the third, fourth and fifth anniversary of the grant date, and expire 10 years after date of grant. The non–exercisable options outstanding at January 3, 2010 vest on various dates from July 2010 to September 2014.

Prior to adopting ASC 718 during the first quarter of 2006, as a private company, the Company accounted for its options under the Stripes Option Plan using the intrinsic value method of accounting set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by ASC 718, Compensation Stock-Compensation. Accordingly, compensation cost for these options was measured as the excess, if any, of the fair value of the unit at the date of the grant over the amount an employee must pay to acquire the unit. Because we used the minimum value method for pro forma disclosures under ASC 718, we applied ASC 718 prospectively to newly issued stock options.

The following table illustrates the effect on net income for fiscal 2008 and 2009 had compensation cost for options granted under the Stripes Option Plan been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718:

	Year Ended
	December 28, 2008	January 3, 2010
	(in thousands)
Net income attributable to Susser Holdings Corporation, as reported	$16,477	$2,068
Deduct: Compensation expense on stock options determined under fair value based method for awards under the Stripes Option Plan, net of tax	67	43

Total	$16,410	$2,025

The following table summarizes certain information regarding stock option activity for the fiscal 2007, 2008 and 2009:

	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2006	1,228,291	$16.07
Granted	482,743	22.57
Exercised	—	—
Forfeited or expired	(160,817)	15.98

Balances at December 30, 2007	1,550,217	18.11
Granted	475,480	17.14
Exercised	—	—
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	91,158	12.12
Exercised	—	—
Forfeited or expired	(56,978)	19.19

Balances at January 3, 2010	1,743,022	$16.84

Exercisable at January 3, 2010	650,947	$16.08

At January 3, 2010, all outstanding options had no intrinsic value and a weighted average remaining contractual life of 7.4 years. The vested options had no intrinsic value and a weighted average remaining contractual life of 6.6 years. No options had been exercised as of January 3, 2010.

Following our IPO, the fair value of each option grant has been estimated using the Black-Scholes-Merton option pricing model, with the following weighted assumptions and results:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
Weighted average grant fair value	$10.03	$7.52	$6.23
Exercise price	$22.57	$17.14	$12.12
Stock-value on date of grant	$22.57	$17.14	$12.12
Risk-free interest rate	3.8%	3.4%	2.8%
Expected dividend yield	0%	0%	0%
Weighted average expected life (years)	7.0	7.0	7.0
Expected volatility	35.2%	36.4%	46.3%

Volatility was estimated by using the blended historical volatility of our stock and an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the shortcut method, as allowed by ASC 718. The aggregate grant-date fair value of options granted during fiscal 2007, 2008 and 2009 was approximately $4.8 million, $3.6 million and $0.6 million, respectively. We recorded $2.0 million, $3.3 million and $2.5 million in stock compensation expense during fiscal 2007, 2008 and 2009, respectively for the options outstanding under the 2006 Plan. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 57 months is a total of $3.7 million. No options have been exercised yet.

Unvested Stock

The Company has also granted shares of restricted stock. Approximately two-thirds of the shares vest over five years, with one-third vesting on the third, fourth and fifth anniversary of the grant date. The remaining shares vest ratably over a three year period. Concurrent with the IPO, restricted units of Stripes Holdings LLC were converted to 0.130104 restricted shares of Susser common stock. The following table summarizes certain information regarding the restricted stock grants:

	Unvested Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 31, 2006	118,758	$14.83
Granted	7,500	17.92
Vested	—	—
Forfeited	(11,324)	14.83

Nonvested at December 30, 2007	114,934	15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	$14.80

Stock-based compensation expense of $0.4 million, $0.6 million and $1.0 million was recognized during 2007, 2008 and 2009, respectively. The remaining compensation expense to be recognized over the next 57 months is a total of $1.0 million.

18. Other Comprehensive Income:

Year Ended January 3, 2010
(in thousands)
Balance at the beginning of the period	$—
Amount reclassified to income, net of tax (benefit) of ($323)	(600)
Net change in fair value of interest rate swaps, net of tax expense of $131	242

Balance at end of the period	$(358)

Other comprehensive income is comprised of the following:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(in thousands)
Net income	$16,294	$16,525	$2,107
Net unrealized loss in fair value of cash flow hedges, net of tax benefit of $192	—	—	(358)

Total comprehensive income, net of tax expense	16,294	16,525	1,749
Less:
Comprehensive income attributable to noncontrolling interest	42	48	39

Comprehensive income attributable to Susser Holdings Corporation	$16,252	$16,477	$1,710

19. Segment Reporting

The Company operates its business in two primary operating segments, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services, movie rentals and pay phones. The wholesale segment, SPC, purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other commercial consumers of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Year Ended December 30, 2007

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$444,218	$—	$—	$—	$444,218
Fuel	1,211,751	1,946,857	(911,388)	—	2,247,220
Other	20,847	4,594	(70)	927	26,298

Total revenue	1,676,816	1,951,451	(911,458)	927	2,717,736
Gross Profit:
Merchandise, net	144,566	—	—	—	144,566
Fuel	67,588	25,653	—	—	93,241
Other	20,846	4,440	(70)	(50)	25,166

Total gross profit	233,000	30,093	(70)	(50)	262,973
Selling, general and administrative expenses	188,694	9,751	(70)	8,681	207,056
Depreciation, amortization and accretion	24,964	4,104	—	401	29,469
Other operating expenses(1)	273	(86)	—	3	190

Operating income (loss)	$19,069	$16,324	$—	$(9,135)	$26,258

Gallons	456,527	891,965	(426,779)	—	921,713
Total assets	$730,839	$107,846	$(347)	$15,354	$853,692
Goodwill	235,489	13,320	—	—	248,809
Gross capital expenditures	83,044	5,815	—	989	89,848

(1)	Includes loss (gain) on disposal of assets and impairment charges.

Segment Financial Data for the Year Ended December 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$729,857	$—	$—	$—	$729,857
Fuel	2,150,727	2,931,146	(1,607,651)	—	3,474,222
Other	28,372	16,660	(9,174)	708	36,566

Total revenue	2,908,956	2,947,806	(1,616,825)	708	4,240,645
Gross Profit:
Merchandise, net	250,642	—	—	—	250,642
Fuel	120,556	30,934	—	—	151,490
Other	28,371	6,782	(63)	188	35,278

Total gross profit	399,569	37,716	(63)	188	437,410
Selling, general and administrative expenses	307,835	12,867	(63)	10,021	330,660
Depreciation, amortization and accretion	36,173	4,237	—	432	40,842
Other operating expenses(1)	(55)	63	—	1	9

Operating income (loss)	$55,616	$20,549	$—	$(10,266)	$65,899

Gallons	677,308	1,096,337	(609,821)	—	1,163,824
Total assets	$710,348	$95,592	$(139)	$18,555	$824,356
Goodwill	221,543	16,410	—	—	237,953
Gross capital expenditures	64,458	4,847	—	58	69,363

(1)	Includes loss (gain) on disposal of assets and impairment charges.

Segment Financial Data for the Year Ended January 3, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$784,424	$—	$—	$—	$784,424
Fuel	1,605,534	2,081,815	(1,205,890)	—	2,481,459
Other	29,256	20,345	(8,806)	630	41,425

Total revenue	2,419,214	2,102,160	(1,214,696)	630	3,307,308
Gross Profit:
Merchandise, net	261,084	—	—	—	261,084
Fuel	105,021	20,207	—	—	125,228
Other	29,256	11,706	(171)	276	41,067

Total gross profit	395,361	31,913	(171)	276	427,379
Selling, general and administrative expenses	317,344	12,785	(171)	8,567	338,525
Depreciation, amortization and accretion	38,772	5,086	—	524	44,382
Other operating expenses(1)	2,408	(6)	—	—	2,402

Operating income (loss)	$36,837	$14,048	$—	$(8,815)	$42,070

Gallons	719,649	1,201,927	(707,106)	—	1,214,470
Total assets	$746,169	$106,734	$140	$19,975	$873,018
Goodwill	221,634	20,661	—	—	242,295
Gross capital expenditures	64,995	9,810	—	—	74,805

(1)	Includes loss (gain) on disposal of assets and impairment charges.

20. Earnings per Share

The Company is presenting net income or loss per share for the historical periods using the guidance provided in ASC 260, “Earnings per Share” (EPS). Under ASC 260, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such options are excluded from the diluted EPS computation.

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010
	(dollars in thousands except per share amounts)
Net income attributable to Susser Holdings Corporation	$16,252	$16,477	$2,068
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,734,571	16,883,965	16,936,777
Incremental common shares attributable to exercise of outstanding dilutive options and restricted stock awards	82,846	92,355	85,226

Denominator for diluted earnings per common share	16,817,417	16,976,320	17,022,003
Net income attributable to Susser Holdings Corporation:
Per common share-basic	$0.97	$0.98	$0.12

Per common share-diluted	$0.97	$0.97	$0.12

Options and non-vested restricted shares not included in calculation of diluted net income (loss) because the effect would be anti-dilutive	1,100,820	1,376,503	1,713,512

21. Quarterly Results of Operations (unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2007, 2008 and 2009. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2007							2008							2009
	1st QTR	2nd QTR		3rd QTR		4th QTR(a)		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR(d)
								(dollars and gallons in thousands except per share amounts)
Merchandise sales	$93,365	$105,925		$108,227		$136,701		$168,771	$187,870		$189,272		$183,944		$181,919	$199,940		$201,190		$201,375
Motor fuel sales:
Retail	224,685	297,751		291,413		397,902		519,797	618,037		619,692		393,201		322,072	392,593		427,603		463,266
Wholesale	204,430	282,829		268,252		279,958		302,595	415,179		396,952		208,769		167,327	221,336		240,874		246,388
Other income(b)	6,440	6,337		6,187		7,334		9,543	9,376		8,253		9,394		9,490	9,297		12,433		10,205
Total revenue	528,920	692,842		674,079		821,895		1,000,706	1,230,462		1,214,169		795,308		680,808	823,166		882,100		921,234
Merchandise gross profit	29,960	34,043		35,921		44,642		56,668	64,416		65,966		63,592		62,416	66,496		66,307		65,865
Motor fuel gross profit(b):
Retail	12,167	18,414		17,309		19,698		20,257	32,165		36,402		31,732		21,204	26,988		34,613		22,216
Wholesale	4,321	6,339		7,553		7,440		5,580	7,429		8,888		9,037		4,251	5,030		6,388		4,538
Other gross profit(b)	6,316	5,878		5,942		7,030		9,103	8,837		7,921		9,417		9,390	9,302		12,453		9,922
Total gross profit	52,764	64,674		66,725		78,810		91,608	112,847		119,177		113,778		97,261	107,816		119,761		102,541
Income from operations	780	9,412		7,944		8,122		4,972	20,291		21,137		19,499		8,541	13,390		19,826		313
Net income(loss) attributable to Susser Holdings Corporation	$(2,401)	$6,274		$4,841		$7,538		$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165		$6,503		$(5,669)
Merchandise margin, net	32.1%	32.1%		33.2%		32.7%		33.6%	34.3%		34.9%		34.6%		34.3%	33.3%		33.0%		32.7%
Fuel gallons:
Retail	101,793	106,624		108,874		139,236		169,313	165,113		163,399		179,483		179,412	177,887		175,317		187,033
Wholesale	111,585	118,682		118,767		116,152		114,110	124,329		122,318		125,759		122,469	125,832		125,205		121,314
Motor fuel margin(b):
Retail(c)	12.0 ¢	17.3	¢	15.9	¢	14.1	¢	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢
Wholesale	3.9 ¢	5.3	¢	6.4	¢	6.4	¢	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢
Earnings (loss) per common share:
Basic	$(0.14)	$0.38		$0.29		$0.45		$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13		$0.38		$(0.33)
Diluted	$(0.14)	$0.37		$0.29		$0.44		$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13		$0.38		$(0.33)

(a)	Includes 48 days of Town & Country operations.
(b)	Reflects reclassifications in operating expense, other income, and other gross profit in 2007, 2008 and 2009.
(c)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(d)	Includes 14 weeks of operation.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC(6)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp.(6)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative). Devin Lee Bates, James Randal Brooks and Wylie Alvin New(9)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation(2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation(2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation(8)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8% Senior Notes due 2013(1)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

4.3	Registration Rights Agreement, dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein(6)

4.4	Form of Guarantee (included in Exhibit 4.1)(1)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(10)

4.8	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(17)

4.9	Form of 144A Notes(10)

4.10	Form of Regulation S Notes(10)

4.13	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(10)

4.14	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp.(15)

4.15	Form of Stock Certificate(1)

Exhibit No.	Description
10.1	Susser Holdings Corporation 2006 Equity Incentive Plan(1)

10.2	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement(18)

10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement(1)

10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement(1)

10.6	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser(6)

10.7	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser(18)

10.8	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr.(6)

10.9	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr.(18)

10.10	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan(6)

10.11	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan(18)

10.12	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre(6)

10.13	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre(18)

10.14	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter(6)

10.15	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter(18)

10.16	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company dated September 1, 2008(16)

10.17	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between Chevron Texaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP(1)

10.18	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)(11)

10.19	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC., Susser Petroleum Company, LLC and National Retail Properties, L.P.(11)

10.20	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Costal Transport Co. Inc., and Susser Petroleum Company L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)(1)

Exhibit No.	Description
10.21	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P.(1)

10.22	Form of Master Sale/Leaseback Agreement(1)

10.23	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)(1)

10.24	Branded Distributor Marketing Agreement (Valero Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)(1)

10.25	Branded Distributor Marketing Agreement (Shamrock Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)(1)

10.26	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)(1)

10.27	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, L.P.(1)

10.28	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof(19)

10.29	Amendment No. 1 dated May 6, 2008 to Credit Agreement dated November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof(13)

10.30	Non-Qualified Deferred Compensation Plan of SPP Partners (predecessor to Stripes LLC) Effective October 1, 2003(11)

10.31	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008(14)

21.1	List of Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the registration Statement on Form S-4/A of Susser Holdings, L.L.C and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(12)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(14)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.
(15)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 26, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(17)	Incorporated by reference to the Registration Statement on Form S-4 of Susser Holdings Corporation filed April 29, 2008.
(18)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation Filed March 13, 2009.
(19)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed December 15, 2009.