Form 10-Q
period 2010-04-04
Susser Holdings CORP
filed 2010-05-14
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 4, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,280,227 SHARES
(Class)	(Outstanding at May 10, 2010)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 3, 2010	April 4, 2010
		unaudited
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$17,976	$20,199
Accounts receivable, net of allowance for doubtful accounts of $903 at January 3, 2010 and $962 at April 4, 2010	65,510	70,942
Inventories, net	78,788	79,272
Other current assets	9,507	11,335

Total current assets	171,781	181,748
Property and equipment, net	408,771	401,187
Other assets:
Goodwill	242,295	242,295
Intangible assets, net	33,144	32,318
Other noncurrent assets	17,027	16,695

Total other assets	292,466	291,308

Total assets	$873,018	$874,243

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129,425	$146,680
Accrued expenses and other current liabilities	28,632	32,589
Current maturities of long-term debt	10,545	11,011
Deferred purchase price – TCFS acquisition	5,180	5,180

Total current liabilities	173,782	195,460
Long-term debt	384,574	391,236
Revolving line of credit	25,800	5,910
Deferred gain, long-term portion	33,786	33,786
Deferred tax liability, long-term portion	28,846	25,146
Other noncurrent liabilities	15,812	16,818

Total long-term liabilities	488,818	472,896
Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,158,717 issued and 17,141,393 outstanding as of January 3, 2010; 17,166,919 issued and 17,138,469 outstanding as of April 4, 2010	170	171
Additional paid-in capital	183,880	184,622
Retained earnings	25,956	20,971
Accumulated other comprehensive loss	(358)	(658)

Total Susser Holdings Corporation shareholders’ equity	209,648	205,106
Noncontrolling interest	770	781

Total shareholders’ equity	210,418	205,887

Total liabilities and shareholders’ equity	$873,018	$874,243

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	March 29, 2009	April 4, 2010
	(dollars in thousands; except per share amounts)

Revenues:
Merchandise sales	$181,919	$191,038
Motor fuel sales	489,399	736,814
Other income	9,490	10,273

Total revenues	680,808	938,125
Cost of sales:
Merchandise	119,503	128,655
Motor fuel	463,944	711,495
Other	100	354

Total cost of sales	583,547	840,504

Gross profit	97,261	97,621

Operating expenses:
Personnel	35,387	36,007
General and administrative	8,864	8,541
Other operating	25,441	29,858
Rent	9,013	10,051
Loss on disposal of assets	52	264
Depreciation, amortization, and accretion	9,963	11,208

Total operating expenses	88,720	95,929

Income from operations	8,541	1,692
Other income (expense):
Interest expense, net	(9,633)	(9,688)
Other miscellaneous	77	4

Total other expense, net	(9,556)	(9,684)

Loss before income taxes	(1,015)	(7,992)
Income tax benefit	96	3,018

Net loss	(919)	(4,974)

Less: Net income attributable to noncontrolling interests	12	11

Net loss attributable to Susser Holdings Corporation	$(931)	$(4,985)

Net loss per share attributable to Susser Holdings Corporation:
Basic	$(0.05)	$(0.29)
Diluted	$(0.05)	$(0.29)
Weighted average shares outstanding:
Basic	16,924,522	16,994,090
Diluted	16,924,522	16,994,090

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)

Cash flows from operating activities:

Net loss	$(919)	$(4,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	9,963	11,208
Loss on disposal of property	52	264
Non–cash stock based compensation	773	728
Deferred income tax	(407)	(2,102)
Amortization of debt premium	(149)	(164)
Changes in operating assets and liabilities:
Receivables	(3,908)	(5,432)
Inventories	(3,889)	(483)
Other current assets	94	(3,311)
Intangible assets, net	362	742
Other noncurrent assets	119	(126)
Accounts payable	11,680	17,253
Accrued liabilities	(1,729)	3,957
Other noncurrent liabilities	(320)	410

Net cash provided by operating activities	11,722	17,970

Cash flows from investing activities:
Capital expenditures	(6,275)	(9,206)
Proceeds from disposal of property and equipment	12	21
Proceeds from sale/leaseback transactions	—	5,836

Net cash used in investing activities	(6,263)	(3,349)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Change in notes receivable	(87)	337
Payments on long-term debt	(1,357)	(2,708)
Revolving line of credit, net	2,240	(19,890)
Loan origination costs	(227)	(153)
Proceeds from issuance of equity	68	16

Net cash provided by (used in) financing activities	637	(12,398)
Net increase in cash	6,096	2,223
Cash and cash equivalents at beginning of year	8,284	17,976

Cash and cash equivalents at end of period	$14,380	$20,199

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $300 million of senior notes outstanding at April 4, 2010, but do not conduct any operations (See Note 8). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2009 refer to the 53-week period ended January 3, 2010. All references to the first quarter of 2009 and 2010 refer to the 13-week periods ended March 29, 2009 and April 4, 2010, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at April 4, 2010 and for the three months ended March 29, 2009 and April 4, 2010 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three months ended March 29, 2009 and April 4, 2010 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Certain prior year balances have been reclassified for comparative purposes.

2.	New Accounting Pronouncements

FASB ASU No. 2010-006.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009; however the requirement to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim period within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

3.	Subsequent Events

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after April 4, 2010, up until the issuance of these financial statements.

On May 7, 2010 the Company closed on a private placement of $425 million of senior unsecured notes (the “2016 Senior Notes”) with a coupon rate of 8.5% at a price of 98.845% of the principal amount to yield 8.75%. The new notes mature May 15, 2016 and are callable beginning May 15, 2013 at specified premiums. On April 27, 2010, the Company delivered a conditional notice of optional redemption to the holders of the outstanding 10 5/8% 2013 Notes. Pursuant to the redemption, the Company will redeem $300 million in aggregate principal of the 2013 Notes for a price per $1,000 of $1,053.13, plus accrued and unpaid interest to the redemption date, which is expected to be May 27, 2010.

Concurrent with this offering of notes, the Company prepaid the $89.3 million outstanding term loan balance and entered into an amended and restated revolving credit facility which extends the maturity date of the revolving credit facility until May 2014.

4.	Accounts Receivable

Accounts receivable consisted of the following:

	January 3, 2010	April 4, 2010
	(in thousands)
Accounts receivable, trade	$49,954	$55,164
Receivable from state reimbursement funds	1,212	1,153
Vendor receivables for rebates, branding and others	6,103	5,917
ATM fund receivables	5,530	6,621
Notes receivable, short term	325	300
Other receivables	3,289	2,749
Allowance for uncollectible accounts, trade	(609)	(664)
Allowance for uncollectible accounts, environmental	(294)	(298)

Accounts receivables, net	$65,510	$70,942

5.	Inventories

Inventories consisted of the following:

	January 3, 2010	April 4, 2010
	(in thousands)
Merchandise	$47,567	$47,197
Fuel-retail	22,515	22,878
Fuel-wholesale consignment	2,908	2,884
Lottery	1,928	1,905
Equipment and maintenance spare parts	4,534	5,209
Allowance for inventory, shortage and obsolescence	(664)	(801)

Total	$78,788	$79,272

6.	Property, Plant and Equipment

Property and equipment consisted of the following:

	January 3, 2010	April 4, 2010
	(in thousands)
Land	$125,806	$126,724
Buildings and leasehold improvements	215,793	217,277
Equipment	175,910	176,850
Construction in progress	11,239	10,843

	528,748	531,694
Less accumulated depreciation	119,977	130,507

Total	$408,771	$401,187

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 3, 2010 and April 4, 2010, we had $242.3 million of goodwill recording in conjunction with past business combinations. The 2009 impairment analysis indicated no impairment in goodwill. As of April 4, 2010 we evaluated potential impairment indicators pursuant to the requirements of ASC 350-20-35-30. We believe no indicators of impairment occurred during the first quarter of 2010, and believe the assumptions used in the analysis performed in 2009 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first quarter of 2010 and no additions were recorded during this period.

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 3, 2010 and April 4, 2010:

	January 3, 2010			April 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)

Unamortized

Trade name	$615	$—	$615	$615	$—	$615

Franchise rights	389	—	389	389	—	389

Liquor licenses	11,600	—	11,600	11,600	—	11,600

Amortized

Supply agreements	8,772	3,322	5,450	8,912	3,446	5,466
Favorable lease arrangements, net	2,622	2,368	254	2,497	2,292	205

Loan origination costs	18,367	7,623	10,744	18,520	8,397	10,123

Trade names	5,756	1,761	3,995	5,756	1,908	3,848

Other	520	423	97	520	448	72

Total	$48,641	$15,497	$33,144	$48,809	$16,491	$32,318

8.	Long -Term Debt

Long-term debt consisted of the following:

	January 3, 2010	April 4, 2010
	(in thousands)
10 5/8% senior unsecured notes due 2013	$300,000	$300,000

Term loan facility, bearing interest at LIBOR plus applicable margin (2.23% at January 3, 2010 and 2.74% at April 4, 2010), principal due in quarterly installments through November 13, 2012	91,875	89,250

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.25% at January 3, 2010 and 3.75% at April 4, 2010)	25,800	5,910

Other notes payable	90	10,007

Unamortized premium	3,154	2,990

Total debt	420,919	408,157

Less: current maturities	10,545	11,011

Long–term debt, net of current maturities	$410,374	$397,146

The fair value of debt as of April 4, 2010, is estimated to be approximately $417.9 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the variable-rate term loan, revolving credit facility, and other notes payable.

Senior Unsecured Notes

In December 2005, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $170.0 million 10 5/8% Senior Unsecured Notes due December 15, 2013 (the “2013 Notes”). The 2013 Notes pay interest semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2006, until maturity.

The 2013 Notes contain covenants that, among other things and subject to various exceptions, restrict the Company’s ability and any restricted subsidiary’s ability to incur additional debt, make restricted payments (including paying dividends on, redeeming or repurchasing capital stock), dispose of assets, and other restrictions. The 2013 Notes also contain certain financial covenants. On November 24, 2006, the Company redeemed $50.0 million of the 2013 Notes with proceeds from the IPO, as allowed by the indenture. On November 13, 2007, in connection with the TCFS Acquisition, the Company issued additional $150.0 million 2013 Notes and on June 23, 2008, the Company issued an additional $30.0 million 2013 Notes.

The $300.0 million 2013 Notes are redeemable at April 4, 2010, at 105.313% (expressed as a percentage of principal amount) plus accrued and unpaid interest and liquidated damages, if any. The redemption price steps down to 102.656% on or after December 15, 2010, and to 100.000% on or after December 15, 2011.

See Note 3 for a discussion of the new Senior Unsecured Notes issued May 7, 2010, and redemption of the existing 2013 Notes.

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

Availability under the revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property which shall not exceed 35% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent of the revolver may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) 85% of gross accounts receivable plus 60% of gross inventory. Up to $60 million of the revolver may be used for the issuance of standby and commercial letters of credit and a portion of the revolver is available for swingline loans. As of April 4, 2010, we had $5.9 million outstanding under the revolving credit facility and $12.2 million in standby letters of credit. Our borrowing base in effect at April 4, 2010 allowed a maximum borrowing, including outstanding letters of credit, of $103.0 million. Our unused availability on the revolver at April 4, 2010 was $84.9 million.

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

The term loan facility and the revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and require the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of April 4, 2010.

The Company entered into an amended and restated revolving credit facility on May 7, 2010, which extended the maturity date until May 2014. As a result, the Company prepaid the $89.3 million outstanding term loan balance (See Note 3).

Fair Value Measurements

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

ASC 820 “Fair Value Measurements and Disclosures” prioritizes the inputs used in measuring fair value into the following hierarchy:

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable-rate term loan. These contracts have been designated as cash flow hedges, and the Company determined that these futures contracts are defined as Level 2 in the fair value hierarchy. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk. The Company recognized $0.3 million in additional interest expense (effective portion) during the first three months of 2010 associated with this interest rate swap and recognized a $0.5 million loss, net of tax, in Other Comprehensive Income on a deferred basis. No gains or losses from ineffectiveness were recorded as the interest rate swaps are considered highly effective. In the event any portion is deemed not effective, the resulting gain or loss would be classified to interest expense in the Company’s consolidated statement of operations. The Company expects to reclassify approximately $0.7 million (net of tax effect) into net income as additional interest expense during the second quarter of 2010, due to the cancellation of the term loan on May 7, 2010. At this point the associated swaps will no longer qualify as cash flow hedges. At April 4, 2010, these interest rate swaps had a market value of ($1.0) million which is classified in other non-current liabilities in the Company’s consolidated balance sheet.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to purchases of fuel on the Gulf Coast and transported via pipeline to West Texas. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory. Fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 3, 2010, the Company held fuel futures contracts with a fair value of ($174,000), (22 contracts representing 0.9 million gallons). At April 4, 2010, the Company held fuel futures contracts with a fair value of ($77,000) (23 contracts representing 1.0 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the first quarter of 2010 related to these contracts of $0.3 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel purchased through the pipeline.

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

The components of net rent expense are as follows:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)
Cash rent:
Store base rent	$9,033	$10,126
Equipment rent	201	208
Contingent rent	40	64

Total cash rent	$9,274	$10,398

Non–cash rent:
Straight-line rent	250	188
Amortization of deferred gain	(511)	(535)

Net rent expense	$9,013	$10,051

Letters of Credit

We were contingently liable for $12.2 million related to irrevocable letters of credit required by various insurers and suppliers at April 4, 2010.

10.	Interest Expense and Interest Income

The components of net interest expenses are as follows:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)
Cash interest expense	$8,901	$8,887
Cash paid on interest rate swap	138	270
Capitalized interest	(8)	(41)
Amortization of loan costs & issuance premium	628	607
Cash interest income	(26)	(35)

Interest expense, net	$9,633	$9,688

11.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months ended April 4, 2010 and March 29, 2009 is as follows:

	Three Months Ended April 4, 2010
	(in thousands)	Tax rate %
Tax at statutory federal rate	$(2,801)	35.0%
State and local tax, net of federal benefit	283	(3.5)

Other	(500)	6.2

Tax benefit per financial statement	$(3,018)	37.7%

	Three Months Ended March 29, 2009
	(in thousands)	Tax rate %
Tax at statutory federal rate	$(359)	35.0%
State and local tax, net of federal benefit	273	(26.6)
Other	(10)	1.0

Tax benefit per financial statement	$(96)	9.4%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the three months ended March 29, 2009 and April 4, 2010 was $0.5 million and $0.4 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation, and the statute of limitations remains open on all years since then. The Company files income and gross margin tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns filed since October 24, 2006.

As of April 4, 2010, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,158,717 were issued and 17,141,393 were outstanding as of January 3, 2010, and 17,166,919 were issued and 17,138,469 were outstanding as of April 4, 2010, respectively. Included in these amounts are 163,115 and 129,160 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 17,324 and 28,450 shares respectively issued as restricted shares, which were forfeited prior to vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 1,680,204 shares of common stock are outstanding as of April 4, 2010, 644,859 of which are vested (See Note 13).

13.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants are over three to five years. Following is a summary of options and restricted stock which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 30, 2007	1,550,217	$18.11
Granted	475,480	17.14
Exercised	—	—
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	91,158	12.12
Forfeited or expired	(56,978)	19.19

Balances at January 3, 2010	1,743,022	16.84
Granted	—	—
Forfeited or expired	(62,818)	20.38

Balances at April 4, 2010	1,680,204	16.71

Exercisable at April 4, 2010	644,859	$16.10

	Restricted Stock
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 30, 2007	114,934	$15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	—	—
Vested	(28,055)	12.25
Forfeited	(5,900)	12.25

Nonvested at April 4, 2010	129,160	$15.36

We did not grant any options or shares of restricted stock during the first quarter of 2010.

We adopted ASC 718 “Compensation – Stock Compensation” at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under ASC 718, we are applying ASC 718 prospectively to newly issued stock options. Stock options granted during 2005 will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. We recognized non-cash stock compensation expense of $0.8 million and $0.7 million during the three months ended March 29, 2009 and April 4, 2010, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted in 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718 the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)
Net loss attributable to Susser Holdings Corporation, as reported	$(931)	$(4,985)
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(11)	(7)

Pro forma net loss attributable to Susser Holdings Corporation	$(942)	$(4,992)

The Company has requested shareholder approval of an amendment to the 2006 Equity Incentive Plan to permit the Company to implement a one-time option exchange offer program to allow the Company to cancel certain options held by some employees with exercise prices substantially in excess of the market price in exchange for the issuance of new equity grants. (See Proposal 3 in the Notice of Annual Meeting and Proxy Statement filed April 21, 2010)

14.	Other Comprehensive Loss:

Other comprehensive loss is comprised of the following:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)
Balance at the beginning of the period	$—	$(358)
Amount reclassified to income, net of tax of $48 as of March 29, 2009 and $94 as of April 4, 2010	90	175
Net change in fair value of interest rate swaps, net of tax benefit of ($239) as of March 29, 2009 and ($256) as of April 4, 2010	(443)	(475)

Balance at end of the period	$(353)	$(658)

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)
Net loss	$(919)	$(4,974)
Net unrealized loss in fair value of cash flow hedges, net of tax benefit of ($193) as of March 29, 2009 and ($162) as of April 4, 2010	(353)	(658)

Total comprehensive loss, net of tax benefit	(1,272)	(5,632)

Less:

Comprehensive loss attributable to noncontrolling interest	12	11

Comprehensive loss attributable to Susser Holdings Corporation	$(1,284)	$(5,643)

15.	Segment Reporting

The Company operates its business in two primary operating segments, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services, and movie rentals. The wholesale segment, SPC, purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other end users of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended March 29, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$181,919	$—	$—	$—	$181,919

Fuel	322,072	398,000	(230,673)	—	489,399

Other	7,352	4,260	(2,233)	111	9,490

Total revenue	511,343	402,260	(232,906)	111	680,808

Gross profit:

Merchandise	62,416	—	—	—	62,416

Fuel	21,204	4,251	—	—	25,455

Other	7,352	2,081	(16)	(27)	9,390

Total gross profit	90,972	6,332	(16)	(27)	97,261

Selling, general and administrative	73,539	2,962	(16)	2,220	78,705

Depreciation, amortization, and accretion	8,819	1,023	—	121	9,963

Other operating expenses (income)	55	(3)	—	—	52

Operating income (loss)	$8,559	$2,350	$—	$(2,368)	$8,541

Gallons	179,412	300,139	(177,670)	—	301,881

Gross capital expenditures	$5,144	$1,131	$—	$—	$6,275

Segment Financial Data for the Three Months Ended April 4, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$191,038	$—	$—	$—	$191,038

Fuel	478,619	637,819	(379,624)	—	736,814

Other	7,675	4,559	(2,205)	244	10,273

Total revenue	677,332	642,378	(381,829)	244	938,125

Gross profit:

Merchandise	62,383	—	—	—	62,383

Fuel	20,291	5,028	—	—	25,319

Other	7,675	2,209	(147)	182	9,919

Total gross profit	90,349	7,237	(147)	182	97,621

Selling, general and administrative	78,817	3,310	(147)	2,477	84,457

Depreciation, amortization, and accretion	9,777	1,217	—	214	11,208

Other operating expenses (income)	266	—	—	(2)	264

Operating income (loss)	$1,489	$2,710	$—	$(2,507)	$1,692

Gallons	183,068	300,961	(180,948)	—	303,081

Gross capital expenditures	$8,702	$504	$—	$—	$9,206

16.	Earnings Per Share

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

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options and restricted stock granted under the 2006 Equity Incentive Plan (See Note 13).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands, except per share data)
Net loss attributable to Susser Holdings Corporation	$(931)	$(4,985)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,924,522	16,994,090
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	—	—
Denominator for diluted earnings per common share	16,924,522	16,994,090
Net loss per share, attributable to Susser Holdings Corporation:

Per common share – basic	$(0.05)	$(0.29)

Per common share – diluted	$(0.05)	$(0.29)

Options and non-vested restricted shares not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,860,819	1,764,818

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 3, 2010. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2009 and 2010 refer to the 13-week periods ended March 29, 2009 and April 4, 2010, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

For a full discussion of these and other risks and uncertainties, please refer to “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2010, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of April 4, 2010, our retail segment operated 527 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.

For the three months ended April 4, 2010, we sold 303.1 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our foodservice and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

During the first quarter of 2010, we added two stores to the retail segment and currently have three stores under construction. We added three dealer sites to our wholesale segment for a total of 393 wholesale dealers at the end of the quarter. In May 2010, we entered into a contract to sell the seven Village Markets grocery stores that had been acquired in the TCFS, Inc. acquisition in November 2007. The divesture is not material to our operations, and will allow our retail segment to focus on our core convenience store format. The transaction is expected to close during the second quarter.

Our total revenues, net loss attributable to Susser Holdings Corporation and Adjusted EBITDA were $938.1 million, $(5.0) million and $13.9 million, respectively, for first quarter 2010, compared to $680.8 million, $(0.9) million and $19.3 million, respectively, for first quarter 2009. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

The cost of crude oil has steadily increased from the first quarter of 2009 to the first quarter of 2010, reaching an average of approximately $80 per barrel for the quarter. We generally experience lower fuel margins when the cost of fuel is changing gradually over a longer period and higher fuel margins when the cost of fuel is more volatile over a shorter period of time.

The economy in Texas, where the majority of our operations are conducted, continued to fare better than many other parts of the nation during early 2009, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. However, our markets experienced a sharp increase in unemployment and reduced economic activity in the second half of 2009, and we reported a 1.2% decrease in same store merchandise sales during the fourth quarter of 2009. In spite of the recent economic trends, our business remained generally more resilient than many other retail formats, and we continued to increase our market share in key merchandise categories, based on supplier information. We began to see stabilization and/or improvement in key economic indicators in our markets in early 2010 and for the first three months of 2010 we reported 2.5% positive comparable merchandise results over first quarter 2009.

After a tightening in the nation’s credit markets beginning in 2008, we are beginning to see improved availability of financing sources. We completed sale/leaseback transactions during the first quarter for total net proceeds of $5.8 million and we entered into a build-to-suit arrangement on two other retail locations. We entered into a new $10 million mortgage loan with a regional bank during the first quarter of 2010. In early May 2010, we issued $425 million of 8.5% senior unsecured notes, due May 15, 2016. The proceeds, net of discounts, fees and expenses, and along with borrowings under our revolving credit facility, will be used to redeem our existing $300 million 10 5/8% senior unsecured notes and pay off the remaining $89.3 million term loan. We also entered into an amended and restated credit facility which, among other things, extends the maturity of our revolving credit facility to May 2014, increases our borrowing base to achieve full availability of the $120 million facility, and provides additional flexibility on covenant requirements. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business, but we are exercising caution in our capital spending program until we see a sustained improvement in our results, the economy and in the capital markets. As of April 4, 2010, we had $5.9 million drawn and $12.2 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of April 4, 2010, our unused availability under the revolver was $84.9 million.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(dollars in thousands, except motor fuel pricing and gross profit costs per gallon)
Revenue:
Merchandise sales	$181,919	$191,038
Motor fuel—retail	322,072	478,619
Motor fuel—wholesale	167,327	258,195
Other (1)	9,490	10,273

Total revenue	$680,808	$938,125
Gross profit:
Merchandise	$62,416	$62,383
Motor fuel—retail	21,204	20,291
Motor fuel—wholesale	4,251	5,028
Other (1)	9,390	9,919

Total gross profit	$97,261	$97,621
Adjusted EBITDA (2):
Retail	$17,433	$11,532
Wholesale	3,370	3,927
Other	(1,486)	(1,578)

Total Adjusted EBITDA	$19,317	$13,881
Retail merchandise margin	34.3%	32.7%
Merchandise same store sales growth	6.0%	2.5%
Average per retail store:
Merchandise sales	$355.1	$363.7
Motor fuel gallons	356.0	355.2
Motor fuel gallons sold:
Retail	179,412	183,068
Wholesale	122,469	120,013
Average retail price of motor fuel	$1.80	$2.61
Motor fuel gross profit cents per gallon:
Retail	11.8 ¢	11.1 ¢
Wholesale	3.5 ¢	4.2 ¢

(1)	2009 reflects reclassifications in operating expense, other revenue and other gross profit.
(2)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our Senior Notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)

Net loss attributable to Susser Holdings Corporation	$(931)	$(4,985)
Depreciation, amortization, and accretion	9,963	11,208
Interest expense, net	9,633	9,688
Income tax benefit	(96)	(3,018)

EBITDA	18,569	12,893
Non-cash stock based compensation	773	728
Loss on disposal of assets	52	264
Other miscellaneous	(77)	(4)

Adjusted EBITDA	$19,317	$13,881

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 29, 2009	April 4, 2010
	(in thousands)

Net cash provided by operating activities	$11,722	$17,970
Changes in operating assets & liabilities	(2,409)	(13,010)
Loss on disposal of assets	(52)	(264)
Non–cash stock based compensation expense	(773)	(728)
Noncontrolling interest	(12)	(11)
Deferred income tax	407	2,102
Amortization of debt premium	149	164
Income taxes	(96)	(3,018)
Interest expense, net	9,633	9,688

EBITDA	18,569	12,893

Non-cash stock based compensation	773	728

Loss on disposal of assets	52	264
Other miscellaneous	(77)	(4)

Adjusted EBITDA	$19,317	$13,881

Refer to Note 15 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 29, 2009	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009	April 4, 2010
	(in thousands)
Operating income (loss)	$8,559	$1,489	$2,350	$2,710	$(2,368)	$(2,507)	$8,541	$1,692
Depreciation, amortization, and accretion	8,819	9,777	1,023	1,217	121	214	9,963	11,208

Other miscellaneous	—	—	—	—	77	4	77	4
Noncontrolling interest	—	—	—	—	(12)	(11)	(12)	(11)

EBITDA	17,378	11,266	3,373	3,927	(2,182)	(2,300)	18,569	12,893
Non-cash stock based compensation	—	—	—	—	773	728	773	728
(Gain) loss on disposal of assets and impairment charge	55	266	(3)	—	—	(2)	52	264
Other operating expenses	—	—	—	—	(77)	(4)	(77)	(4)

Adjusted EBITDA	$17,433	$11,532	$3,370	$3,927	$(1,486)	$(1,578)	$19,317	$13,881

First Quarter 2010 Compared to First Quarter 2009

The following discussion of results for first quarter 2010 compared to first quarter 2009 compares the 13-week period of operations ended April 4, 2010 to the 13-week period of operations ended March 29, 2009. During 2009, we constructed 15 stores of which 14 opened after the first quarter of 2009 and therefore those stores did not contribute to results in the first quarter of 2009. In addition, we have opened 2 stores during the first quarter of 2010.

Total Revenue. Total revenue for first quarter 2010 was $938.1 million, an increase of $257.3 million, or 37.8%, from 2009. The increase in total revenue was driven by a 48.6% increase in retail fuel revenue and a 54.3% increase in wholesale fuel revenue, and an increase in merchandise sales of 5.0%, as further discussed below.

Total Gross Profit. Total gross profit for first quarter 2010 was $97.6 million, an increase of $0.4 million, or 0.4% over 2009. The increase was primarily due to the impact of new stores constructed or acquired during 2009 and 2010 ($1.9 million of growth in gross profit), the increase in wholesale fuel gross profit of $0.8 million and the increase in other gross profit of $0.5 million, offset by the decrease in retail fuel margin and other reasons as further described below.

Merchandise Sales and Gross Profit. Merchandise sales were $191.0 million for first quarter 2010, a $9.1 million, or 5.0% increase over 2009. Our performance was due to a 2.5% merchandise same store sales increase, accounting for $4.6 million of the increase, with the balance due to new stores built or acquired in 2009 and 2010. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were cigarettes, candy, fountain and beer.

Merchandise gross profit was $62.4 million for the first quarter of 2010, a 0.1% decrease over 2009, which was driven by a decrease in gross profit margin from 34.3% to 32.7% slightly offset by the increase in merchandise sales. The decrease in gross margin was primarily attributable to the Federal tax increase on cigarettes effective April 1, 2009, as well as manufacturer price increase effective in March 2009 and competitive pressures brought on by the recessionary economic climate. Our gross profit percentage was also impacted by consumers moving to lower margin items in categories such as packaged beverages and beer. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2010 were $478.6 million, an increase of $156.5 million, or 48.6% over 2009, primarily driven by a 45.6% increase in the average retail price of motor fuel and a 2.0% increase in retail gallons sold. We sold an average of 0.4 million gallons per retail store, 0.2% less than last year. Retail motor fuel gross profit decreased by $0.9 million or 4.3% over 2009 due to a decrease in the gross profit per gallon, partly offset by the increase in gallons sold. The average retail fuel margin decreased from 11.8 cents per gallon to 11.1 cents per gallon for 2009 and 2010, respectively. This reduction in fuel margin decreased retail fuel gross profit by $1.3 million. After deducting credit card fees, the net margin decreased from 9.1 cents per gallon to 7.0 cents per gallon from first quarter 2009 to first quarter 2010.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the first quarter of 2010 were $258.2 million, a 54.3% increase over 2009. The increase was driven by a 57.5% increase in the wholesale selling price per gallon slightly offset by a 2.0% decrease in gallons sold. Wholesale motor fuel gross profit of $5.0 million increased $0.8 million or 18.3% from 2009, due to a 20.7% increase in the gross profit per gallon from 3.5 to 4.2 cents per gallon (responsible for a $0.9 million increase), partly offset by the decrease in gallons.

Other Revenue and Gross Profit. Other revenue of $10.3 million for first quarter 2010 increased by $0.8 million or 8.2% from 2009, with a 5.6% increase in associated gross profit, primarily attributable to growth in ATM fees and movie rental income.

Personnel Expense. For the first quarter of 2010, personnel expense increased $0.6 million or 1.8% over 2009. Of the increase in personnel expense, $1.0 million was attributable to the new stores acquired and constructed during 2009 and 2010. Despite increases to the minimum wage in July 2009, personnel expense in existing stores decreased $0.6 million due to focused efforts on labor usage and overtime management. The retail division direct store personnel expenses were 18.8% to merchandise sales, a 60 basis point decrease from the first quarter of 2009.

General and Administrative Expenses. For first quarter 2010, general and administrative expenses decreased by $0.3 million, or 3.6% from 2009, primarily reflecting initiatives implemented during the first quarter of 2010. G&A expenses include non-cash stock based compensation expenses which were $0.7 million for the quarter.

Other Operating Expenses. Other operating expenses increased by $4.4 million or 17.4% over 2009. The increase was primarily due to an increase in credit card expense of $2.5 million from 2009 and an increase in maintenance expense of $1.2 million. Credit card costs are directly related to the cost of fuel and we have plans in place to improve our maintenance spending during the balance of the year. In addition, insurance expense increased $0.7 million primarily due to higher insurance claims. Operating expenses for new stores accounted for $0.4 million of increased costs.

Rent Expense. Rent expense for first quarter 2010 of $10.1 million was $1.0 million or 11.5% higher than 2009 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for first quarter 2010 of $11.2 million was up $1.2 million or 12.5% from 2009, related to an increase in depreciable assets.

Income from Operations. Income from operations for first quarter 2010 was $1.7 million, compared to $8.5 million for 2009. The decrease is primarily attributed to higher operating expenses, as described above, a $0.5 million decrease in fuel gross profit resulting from lower retail fuel margins, partly offset by higher wholesale fuel margins, the $0.5 million increase in other gross profit and a $0.3 million increase in fuel gross profit due to higher gallons.

Income Tax. The income tax benefit accrued for first quarter 2010 was $3.0 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $3.4 million of income tax benefit related to federal and state income tax. The income tax benefit accrued for first quarter 2009 was $0.1 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $0.6 million of income tax benefit related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net loss attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first quarter 2010 of $5.0 million, compared to net loss attributable to Susser Holdings Corporation of $0.9 million for 2009. The decrease is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for first quarter 2010 was $13.9 million, a decrease of $5.4 million, or 28.1% compared to 2009. Retail segment Adjusted EBITDA of $11.5 million decreased by $5.9 million, or 33.9% compared to 2009, primarily due to lower fuel margins and increased credit card expense. Wholesale segment Adjusted EBITDA of $3.9 million increased by $0.6 million, or 16.5% from 2009, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.6 million for the quarter, compared to $1.5 million for the same period in 2009.

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

Cash flows from operations were $18.0 million and $11.7 million for the first three months of 2010 and 2009, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to the changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $20.2 million of cash and cash equivalents on hand at April 4, 2010 compared to $14.4 million at March 29, 2009, and $18.0 million at January 3, 2010, of which $5.2 million was restricted at January 3, 2010 and April 4, 2010.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $9.2 million and $6.3 million during the first three months of 2010 and 2009, respectively. We opened two new retail stores during first quarter 2010 bringing our store count to 527 as of April 4, 2010, and have another three stores under construction. We received proceeds of $5.8 million from sale-leaseback transactions during the first quarter.

Following is a summary of our recent operating site additions and closures by segment:

Three Months Ended April 4, 2010
Retail stores:
Number at beginning of period	525
New stores	2

Number at end of period	527

Wholesale dealer locations:
Number at beginning of period	390
New locations	3

Number at end of period	393

During fiscal 2010, we plan to invest approximately $25 to $50 million (net of anticipated lease financing) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2010, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At April 4, 2010, our outstanding debt was $405.2 million, excluding $3.0 million unamortized issuance premium. We entered into a $10 million mortgage note with a regional bank in February 2010 with a five-year term, 15-year amortization and variable interest rate based on prime rate.

Credit Facilities. On November 13, 2007, as part of the TCFS Acquisition, we, as parent guarantor, and our indirect wholly-owned subsidiary Susser Holdings, L.L.C., as borrower (the “Borrower”), entered into a credit agreement with a syndicate of financial institutions providing for a five year revolving credit facility in an aggregate principal amount of up to $90 million, referred to as the “revolving credit facility,” and a five year term loan facility in the aggregate principal amount of $105 million, referred to as the “term loan facility.” We and each of our existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation” and (ii) Susser Company, Ltd.) are, and will be, guarantors under each of the facilities. In May 2008 we increased the aggregate commitments under the revolving credit facility to $120 million, which expires November 2012, to provide additional capacity on the working capital line in the face of rapidly rising fuel costs. When the cost of fuel increases, our working capital requirements tend to increase, but we also have related increases in trade receivables and fuel inventory balances which provide additional borrowing base to support a higher revolving credit facility.

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

As of April 4, 2010, we had $5.9 million outstanding under the revolving credit facility and $12.2 million in standby letters of credit. Our borrowing base in effect at April 4, 2010, allowed a maximum borrowing, including outstanding letters of credit, of $103.0 million. Our unused availability on the revolver at April 4, 2010 was $84.9 million.

On May 7, 2010, we entered into an amended and restated credit agreement which, among other things extends the maturity to May 2014, increases the amount of real estate that can be included in the borrowing base and modifies certain covenant requirements (See Note 3).

During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchange a floating to fixed rate against our variable- rate term loan, and are accounted for as cash flow hedges. For more information, see Note 8 in the accompanying Notes to Consolidated Financial Statements.

Senior Notes. On December 21, 2005, Susser Holdings, L.L.C. and a subsidiary, Susser Finance Corporation (which we refer to, collectively, as the “issuers”), sold $170 million of 10 5/8% senior unsecured notes due, 2013 (the “2013 notes”). A portion of the proceeds from the IPO were used to redeem $50 million of the original notes, plus accrued interest and premium thereon on November 24, 2006.

The issuers issued and sold, on November 13, 2007, as part of the TCFS Acquisition, an additional $150 million in aggregate principal amount, and on June 23, 2008, an additional $30 million in aggregate principal amount, of 2013 notes. The 2013 notes pay interest semiannually in arrears on June 15 and December 15 of each year. The 2013 notes mature on December 15, 2013 and are guaranteed by us and each existing and future domestic subsidiary of the issuers with the exception of one non-wholly-owned subsidiary.

See Note 3 for a discussion of the new Senior Unsecured Notes issued May 7, 2010, and redemption of the existing 2013 notes.

For more information regarding the terms of the revolving credit facility, the term loan facility and the 2013 notes, please see Note 8 in the accompanying Notes to Consolidated Financial Statements.

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

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as they have significantly changed due to our restructure of debt subsequent to the end of the first quarter (See Note 3):

	Payments Due by Period
	(dollars in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt obligations(1)	$347	$529	$508	$534	$562	$432,527	$435,007
Interest(2)	38,184	37,197	37,197	37,197	37,197	52,682	239,654
Operating lease obligations(3)	40,876	40,480	38,669	38,288	37,636	411,826	607,775

Total	$79,407	$78,206	$76,374	$76,019	$75,395	$897,035	$1,282,436

(1)	Payments for 2010 through 2014 reflect required principal payments on our mortgage loan and a promissory note. No principal amounts are due on our senior notes until May 2016. Assumes current balance of senior notes remain outstanding until maturity. Excludes activity on our revolving credit facility and one-time impacts of the May 2010 refinancing.
(2)	Includes interest on senior notes and promissory note (at assumed interest rate of 5%). Excludes interest on revolving credit facility, but includes letter of credit fees and a commitment fee on the full $120 million facility less the outstanding letters of credit, using the new rate effective May 7, 2010. Excludes the one-time impacts of the May 2010 refinancing.
(3)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which historically have been insignificant. Some lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts as the renewals are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	April 4, 2010
	Fee	Leased
Operating sites:
Retail	244	283
Wholesale	49	29

Total	293	312

Office locations	4	3
Properties currently under construction	3	—
Properties held for future development	29	—
Income producing properties	5	2
Surplus properties	40	5

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

	2008							2009						2010
	(dollars and gallons in thousands except per share amounts)
	1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR(c)	1st QTR
Merchandise sales	$168,771	$187,870		$189,272		$183,944		$181,919	$199,940		$201,190		$201,375	$191,038
Motor fuel sales:

Retail	519,797	618,037		619,692		393,201		322,072	392,593		427,603		463,266	478,619
Wholesale	302,595	415,179		396,952		208,769		167,327	221,336		240,874		246,388	258,195
Other income(a)	9,543	9,376		8,253		9,394		9,490	9,297		12,433		10,205	10,273

Total revenue	1,000,706	1,230,462		1,214,169		795,308		680,808	823,166		882,100		921,234	938,125

Merchandise gross profit	56,668	64,416		65,966		63,592		62,416	66,496		66,307		65,865	62,383
Motor fuel gross profit:
Retail	20,257	32,165		36,402		31,732		21,204	26,988		34,613		22,216	20,291
Wholesale	5,580	7,429		8,888		9,037		4,251	5,030		6,388		4,538	5,028
Other gross profit(a)	9,103	8,837		7,921		9,417		9,390	9,302		12,453		9,922	9,919

Total gross profit	91,608	112,847		119,177		113,778		97,261	107,816		119,761		102,541	97,621
Income from operations	4,972	20,291		21,137		19,499		8,541	13,390		19,826		313	1,692
Net income(loss) attributable to Susser Holdings Corporation	$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165		$6,503		$(5,669)	$(4,985)
Earnings (loss) per common share:
Basic	$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)
Diluted	$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)

Merchandise margin, net	33.6%	34.3%		34.9%		34.6%		34.3%	33.3%		33.0%		32.7%	32.7%
Fuel gallons:
Retail	169,313	165,113		163,399		179,483		179,412	177,887		175,317		187,033	183,068
Wholesale	114,110	124,329		122,318		125,759		122,469	125,832		125,205		121,314	120,013

Motor fuel margin:
Retail (b)	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢
Wholesale	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢

(a)	Reflects reclassifications in operating expense, other income, and other gross profit in 2008 and 2009.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(c)	Includes 14 weeks of operation.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 3, 2010. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of April 4, 2010 (See Note 7).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates. As a consequence of the debt refinancing which occurred on May 7, 2010 (See Note 3), we repaid our term facility and therefore had no balance outstanding. As a result, the only variable rate debt we had outstanding at April 4, 2010 that exists on an ongoing basis is the $5.9 million outstanding on the revolving credit facility. In addition we had $10 million in other notes payable that is subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our ongoing variable rate debt obligations at April 4, 2010 would be to change interest expense by approximately $0.2 million.

Our primary exposure relates to:

•	Interest rate risk on short-term borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. As of the end of the first quarter of 2009, we held interest rate swaps on $70 million notional principal for a three-year term. The swap exchanges a floating to fixed rate against our variable-rate term loan. As a result of the prepayment of the term loan on May 7, 2010 (See Note 3), we intend to settle the related interest rate swaps.

We also purchase motor fuel on the Gulf Coast and transport it to West Texas via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory.

For more information on our hedging activity, please see Note 8 in the accompanying Notes to Consolidated Financial Statements.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2010, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: May 14, 2010

	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated as of May 7, 2010, by and among Susser Holdings, L.LC., Susser Finance Corporation, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the issuance of the 8.50% Senior Notes due 2016.†

4.2	Form of 144A Notes.†

4.3	Form of Regulation S Notes.†

4.4	Form of Guarantee.†

4.5	Registration Rights Agreement, dated as of May 7, 2010, by and among Susser Holdings, L.L.C., Susser Finance Corporation, Banc of America Securities LLC, BMO Capital Markets Corp., Wells Fargo Securities, LLC, RBC Capital Markets Corporation, Morgan Keegan & Company, Inc., BBVA Securities Inc., and Morgan Joseph & Co., Inc.†

10.1	Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto.†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.