Form 10-Q
period 2010-07-04
Susser Holdings CORP
filed 2010-08-13
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 4, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,362,951 SHARES
(Class)	(Outstanding at August 9, 2010)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 3, 2010	July 4, 2010
		unaudited
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$17,976	$44,178
Accounts receivable, net of allowance for doubtful accounts of $903 at January 3, 2010 and $980 at July 4, 2010	65,510	74,415
Inventories, net	78,788	81,901
Other current assets	9,507	7,547

Total current assets	171,781	208,041
Property and equipment, net	408,771	387,845
Other assets:
Goodwill	242,295	240,158
Intangible assets, net	33,144	33,787
Other noncurrent assets	17,027	16,766

Total other assets	292,466	290,711

Total assets	$873,018	$886,597

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129,425	$142,620
Accrued expenses and other current liabilities	26,565	30,218
Current maturities of long-term debt	10,545	517
Deferred gain, short-term portion	2,067	2,067
Deferred purchase price – TCFS acquisition	5,180	5,180

Total current liabilities	173,782	180,602
Long-term debt	384,574	429,559
Revolving line of credit	25,800	—
Deferred gain, long-term portion	33,786	34,485
Deferred tax liability, long-term portion	28,846	20,962
Other noncurrent liabilities	15,812	15,396

Total long-term liabilities	488,818	500,402
Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,158,717 issued and 17,141,393 outstanding as of January 3, 2010; 17,392,995 issued and 17,358,711 outstanding as of July 4, 2010	170	171
Additional paid-in capital	183,880	185,575
Retained earnings	25,956	19,055
Accumulated other comprehensive loss	(358)	—

Total Susser Holdings Corporation shareholders’ equity	209,648	204,801
Noncontrolling interest	770	792

Total shareholders’ equity	210,418	205,593

Total liabilities and shareholders’ equity	$873,018	$886,597

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	(dollars in thousands, except per share amounts)
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010

Revenues:
Merchandise sales	$199,940	$208,276	$381,859	$399,314
Motor fuel sales	613,929	799,170	1,103,328	1,535,984
Other income	9,297	11,093	18,787	21,366

Total revenues	823,166	1,018,539	1,503,974	1,956,664
Cost of sales:
Merchandise	133,444	137,603	252,947	266,258
Motor fuel	581,911	745,808	1,045,855	1,457,303
Other	(5)	1,226	95	1,580

Total cost of sales	715,350	884,637	1,298,897	1,725,141

Gross profit	107,816	133,902	205,077	231,523

Operating expenses:
Personnel	36,865	36,869	72,252	72,876
General and administrative	8,227	10,210	17,091	18,751
Other operating	29,649	32,426	55,090	62,284
Rent	9,030	10,542	18,043	20,593
Loss on disposal of assets	106	578	158	842
Depreciation, amortization, and accretion	10,549	11,365	20,512	22,573

Total operating expenses	94,426	101,990	183,146	197,919

Income from operations	13,390	31,912	21,931	33,604
Other income (expense):
Interest expense, net	(9,456)	(34,272)	(19,089)	(43,960)
Other miscellaneous	(59)	(69)	18	(65)

Total other expense, net	(9,515)	(34,341)	(19,071)	(44,025)

Income (loss) before income taxes	3,875	(2,429)	2,860	(10,421)
Income tax (expense) benefit	(1,703)	524	(1,607)	3,542

Net income (loss)	2,172	(1,905)	1,253	(6,879)

Less: Net income attributable to noncontrolling interests	7	11	19	22

Net income (loss) attributable to Susser Holdings Corporation	$2,165	$(1,916)	$1,234	$(6,901)

Net income (loss) per share attributable to Susser Holdings Corporation:
Basic	$0.13	$(0.11)	$0.07	$(0.41)
Diluted	$0.13	$(0.11)	$0.07	$(0.41)
Weighted average shares outstanding:
Basic	16,931,173	17,016,067	16,927,848	17,005,078
Diluted	17,006,903	17,016,067	16,995,549	17,005,078

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	June 28, 2009	July 4, 2010
	(in thousands)

Cash flows from operating activities:

Net income (loss)	$1,253	$(6,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	20,512	22,573
Loss on disposal of property	158	842
Non–cash stock based compensation	1,586	1,631
Deferred income tax	(167)	(6,586)
Early extinguishment of debt	—	21,449
Amortization of debt premium and discount, net	(301)	(128)
Changes in operating assets and liabilities:
Receivables	(7,823)	(8,905)
Inventories	(8,258)	(3,113)
Other current assets	(47)	814
Intangible assets, net	1,135	1,532
Other noncurrent assets	204	(201)
Accounts payable	26,290	13,197
Accrued liabilities	(1,423)	3,653
Other noncurrent liabilities	(2,784)	(489)

Net cash provided by operating activities	30,335	39,390

Cash flows from investing activities:
Capital expenditures	(23,417)	(22,564)
Proceeds from disposal of property and equipment	176	7,123
Proceeds from sale/leaseback transactions	2,838	16,966

Net cash provided by (used in) investing activities	(20,403)	1,525

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	430,091
Change in notes receivable	(145)	317
Payments on long-term debt	(3,327)	(408,011)
Revolving line of credit, net	(580)	(25,800)
Loan origination costs	(227)	(11,375)
Proceeds from issuance of equity	142	65

Net cash used in financing activities	(4,137)	(14,713)
Net increase in cash	5,795	26,202
Cash and cash equivalents at beginning of year	8,284	17,976

Cash and cash equivalents at end of period	$14,079	$44,178

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at July 4, 2010, but do not conduct any operations (See Note 7). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes’ retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2009 refer to the 53-week period ended January 3, 2010. All references to the first half and second quarter of 2009 and 2010 refer to the 26-week and 13-week periods ended June 28, 2009 and July 4, 2010, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at July 4, 2010 and for the three and six months ended June 28, 2009 and July 4, 2010 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and six months ended June 28, 2009 and July 4, 2010 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after July 4, 2010, up until the issuance of these financial statements.

2.	New Accounting Pronouncements

FASB ASU No. 2010-06.

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

3.	Accounts Receivable

Accounts receivable consisted of the following:

	January 3, 2010	July 4, 2010
	(in thousands)
Accounts receivable, trade	$49,954	$54,726
Receivable from state reimbursement funds	1,212	1,155
Vendor receivables for rebates, branding and others	6,103	6,788
ATM fund receivables	5,530	6,335
Notes receivable, short term	325	284
Other receivables	3,289	6,107
Allowance for uncollectible accounts, trade	(609)	(681)
Allowance for uncollectible accounts, environmental	(294)	(299)

Accounts receivables, net	$65,510	$74,415

4.	Inventories

Inventories consisted of the following:

	January 3, 2010	July 4, 2010
	(in thousands)
Merchandise	$47,567	$47,855
Fuel-retail	19,347	20,996
Fuel-wholesale consignment	2,908	2,356
Fuel-wholesale bulk	3,168	3,939
Lottery	1,928	2,007
Equipment and maintenance spare parts	4,534	5,309
Allowance for inventory, shortage and obsolescence	(664)	(561)

Inventories, net	$78,788	$81,901

5.	Property and Equipment

Property and equipment consisted of the following:

	January 3, 2010	July 4, 2010
	(in thousands)
Land	$125,806	$122,387
Buildings and leasehold improvements	215,793	215,576
Equipment	175,910	176,857
Construction in progress	11,239	10,771

	528,748	525,591
Less accumulated depreciation	119,977	137,746

Property and equipment, net	$408,771	$387,845

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 3, 2010 and July 4, 2010, we had $242.3 million and $240.2 million, respectively, of goodwill recorded in conjunction with past business combinations. The 2009 impairment analysis indicated no impairment in goodwill. As of July 4, 2010 we evaluated potential impairment indicators pursuant to the requirements of ASC 350-20-35-30. We believe no indicators of impairment occurred during the second quarter of 2010, and believe the assumptions used in the analysis performed in 2009 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the second quarter of 2010 and no additions were recorded during this period. In conjunction with the sale of the Village Market stores, we wrote off $2.1 million of goodwill during the second quarter of 2010.

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite–lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite–lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs and trade names, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 3, 2010 and July 4, 2010:

	January 3, 2010			July 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)

Unamortized

Trade name	$615	$—	$615	$45	$—	$45

Franchise rights	389	—	389	389	—	389

Liquor licenses	11,600	—	11,600	12,038	—	12,038

Amortized

Supply agreements	8,772	3,322	5,450	8,999	3,731	5,268
Favorable lease arrangements, net	2,622	2,368	254	2,497	2,363	134

Loan origination costs	18,367	7,623	10,744	13,765	1,599	12,166

Trade names	5,756	1,761	3,995	5,756	2,054	3,702

Other	520	423	97	320	275	45

Intangible assets, net	$48,641	$15,497	$33,144	$43,809	$10,022	$33,787

7.	Long -Term Debt

Long-term debt consisted of the following:

	January 3, 2010	July 4, 2010
	(in thousands)
10 5/8% senior unsecured notes due 2013	$300,000	$—

8.5% senior unsecured notes due 2016	—	425,000

Term loan facility, bearing interest at LIBOR plus applicable margin (2.23% at January 3, 2010)	91,875	—

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.25% at January 3, 2010 and 4.50% at July 4, 2010)	25,800	—

Other notes payable	90	9,893

Unamortized premium (discount)	3,154	(4,817)

Total debt	420,919	430,076

Less: current maturities	10,545	517

Long–term debt, net of current maturities	$410,374	$429,559

The fair value of debt as of July 4, 2010, is estimated to be approximately $434.9 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the revolving credit facility and other notes payable.

Senior Unsecured Notes

On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes pay interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2010. The 2016 Notes mature on May 15, 2016 and are guaranteed by the Company and each existing and future domestic subsidiary of the Company other than certain non-operating subsidiaries and Susser Company, Ltd. The net proceeds from the sale of the 2016 Notes, together with cash on hand and borrowings under the Amended and Restated Credit Agreement, were used to redeem and discharge all of the outstanding 10 5/8 % senior unsecured notes due 2013 (the “2013 Notes”) including a call premium of $15.9 million, to repay the outstanding indebtedness under the term credit facility and to pay other related fees and expenses.

At any time prior to May 15, 2013, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2016 Notes at a redemption price of 108.500% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain public equity offerings. The 2016 Notes may also be redeemed prior to May 15, 2013, in whole or in part, at the option of the Company at a redemption price equal to 100% of the principal amount of the 2016 Notes redeemed plus a make-whole premium and accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date.

On or after May 15, 2013, the Company may redeem all or any part of the 2016 Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date, if redeemed during the twelve month period beginning on May 15 of the years indicated below:

Year	Price
2013	104.250%
2014	102.125%
2015	100.000%

The Company must offer to purchase the 2016 Notes at 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, in the event of certain kinds of changes of control. The Company must offer to purchase the Notes at 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if excess proceeds remain after the consummation of assets sales.

The 2016 Notes indenture contains customary covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to: incur additional debt; make restricted payments (including paying dividends on, redeeming or repurchasing their capital stock); dispose of its assets; grant liens on its assets, engage in transactions with affiliates; merge or consolidate or transfer substantially all of its assets; and enter into certain sale/leaseback transactions. The indenture also includes certain customary events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, premium or liquidated damages when due; failure to comply with certain covenants; default on certain other indebtedness; certain monetary judgment defaults; bankruptcy and insolvency defaults; and actual or asserted impairment of any note guarantee.

In accordance with a registration rights agreement with the initial purchasers of the 2016 Notes, the Company filed a registration statement with the Securities and Exchange Commission on July 27, 2010, registering an offer to exchange the 2016 Notes for notes having identical terms in all material respects to the 2016 Notes, but which would generally be freely transferable.

Credit Facilities

On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. The Credit Agreement changed certain terms of the existing credit facilities, among others: cancellation of the term loan facility (of which $89.3 million was outstanding) and release of a majority of the real property securing the term loans (with the remainder to continue to secure the new Revolver); addition of a $40 million facility increase option; extension of maturity date from November 2012 until May 2014; reduction in fixed charge coverage ratio; increase in senior secured leverage ratio; and increase in margins and commitment fees, subject, in the case of the margins for loans and letters of credit, to adjustment based on leverage grids. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. and (iii) certain future non-operating subsidiaries) will be guarantors under the Credit Agreement.

Availability under the Revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property, which shall not exceed 45% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) the greater of (i) $160 million and (ii) (A) 85% of gross accounts receivable plus (B) 60% of gross inventory.

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of July 4, 2010.

The Revolver contains customary representations and warranties (subject to customary exceptions, thresholds and qualifications) as well as certain customary covenants (subject to customary exceptions, thresholds and qualifications) that impose certain affirmative obligations upon and restrict the ability of the Company and its subsidiaries to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; make sales, transfers and other dispositions of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends; redeem and repurchase shares of equity holders; create new subsidiaries; become a general partner in any partnership; prepay, redeem or repurchase debt; make capital expenditures; grant negative pledges; change the nature of business; amend organizational documents and other material agreements; change accounting policies or reporting practices; and permit Stripes Holdings LLC to be other than a passive holding company.

The Revolver also includes certain customary events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, fees or other amounts when due; any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the loan documentation; default on certain other indebtedness; certain monetary judgment defaults and material non-monetary judgment defaults; bankruptcy and insolvency defaults; actual or asserted impairment of loan documentation or security; a change of control; and customary ERISA defaults.

As of July 4, 2010, we had no outstanding borrowings under the Revolver and $17.1 million in standby letters of credit. Our borrowing base in effect at July 4, 2010 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at July 4, 2010 was $102.9 million.

Losses on Early Extinguishment of Debt

In conjunction with the prepayment of outstanding debt in May 2010, the Company incurred losses on early extinguishment of debt that are non-recurring in nature. Losses on early extinguishment of debt at July 4, 2010 totaled $21.4 million and included the $15.9 million call premium and write-off of $7.0 million in unamortized loan costs associated with the call of the 2013 Notes, $2.9 million write off of unamortized premium on the 2013 Notes, and $1.4 million write off of unamortized deferred financing costs on the term note. These amounts are included in interest expense in the statements of operations for the three and six months ended July 4, 2010. We followed ASC 470 “Modifications and Extinguishments” in accounting for this refinancing transaction and its associated deferred debt issuance costs.

In addition to the losses on early extinguishment of debt, the Company also incurred additional interest costs that were related to the redemption of debt and were non-recurring in nature. These included $1.0 million to cancel interest rate swaps on the term note and $1.8 million interest for the 20-day period that both the 2013 Notes and 2016 Notes were outstanding. See Note 9 for additional information related to interest expense.

Fair Value Measurements

We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets and goodwill. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or are derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the second quarter of 2010, in connection with the repayment of the term loan facility, the Company cancelled its outstanding $70 million interest rate swaps at a cost of $1.0 million. The swaps had been designated as cash flow hedges, and the Company recognized $1.4 million in additional interest expense (effective portion) during the first six months of 2010 and recognized a $1.3 million loss, net of tax, in other comprehensive income.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 3, 2010, the Company held fuel futures contracts with a fair value of ($174,000), (22 contracts representing 0.9 million gallons). At July 4, 2010, the Company held fuel futures contracts with a fair value of ($56,000) (18 contracts representing 0.8 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the second quarter of 2010 related to these contracts of $0.2 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(in thousands)
Cash rent:
Store base rent	$9,092	$10,479	$18,125	$20,605
Equipment rent	146	347	347	555
Contingent rent	54	69	94	133

Total cash rent	$9,292	$10,895	$18,566	$21,293

Non–cash rent:
Straight-line rent	249	186	499	374
Amortization of deferred gain	(511)	(539)	(1,022)	(1,074)

Net rent expense	$9,030	$10,542	$18,043	$20,593

Letters of Credit

We were contingently liable for $17.1 million related to irrevocable letters of credit required by various insurers and suppliers at July 4, 2010.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(in thousands)
Cash interest expense	$8,748	$26,947	$17,689	$35,834
Cash paid on interest rate swap	236	1,127	374	1,397
Capitalized interest	(92)	(50)	(101)	(91)
Amortization of loan costs and issuance premium/discount	621	6,274	1,249	6,881
Cash interest income	(57)	(26)	(122)	(61)

Interest expense, net	$9,456	$34,272	$19,089	$43,960

Included in the amounts above for the three and six months ended July 4, 2010, are the following non-recurring charges related to the May 2010 debt refinancing (See Note 7) in thousands:

	Cash	Non-Cash	Total
Call premium on redemption of 10 5/8% notes	$15,939	$—	$15,939
Cancel interest rate swaps on term loan	1,025	—	1,025
Interest overlap on old and new notes from May 7 to May 27	1,771	—	1,771
Write off unamortized premium and loan costs on redeemed debt	—	5,510	5,510

Total non-recurring charges	$18,735	$5,510	$24,245

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three and six months ended July 4, 2010 and June 28, 2009 is as follows:

	Three Months Ended July 4, 2010		Six Months Ended July 4, 2010
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$(854)	35.0%	$(3,655)	35.0%
State and local tax, net of federal benefit	293	(12.0)	576	(5.5)

Other	37	(1.5)	(463)	4.4

Tax expense (benefit) per financial statement	$(524)	21.5%	$(3,542)	33.9%

	Three Months Ended June 28, 2009		Six Months Ended June 28, 2009
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$1,353	35.0%	$994	35.0%
State and local tax, net of federal benefit	326	8.4	599	21.1
Other	24	0.6	14	0.5

Tax expense per financial statement	$1,703	44.0%	$1,607	56.6%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the six months ended June 28, 2009 and July 4, 2010 was $1.0 million and $0.9 million, respectively.

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

As of July 4, 2010, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,158,717 were issued and 17,141,393 were outstanding as of January 3, 2010, and 17,392,995 were issued and 17,358,711 were outstanding as of July 4, 2010, respectively. Included in these amounts are 163,115 and 342,644 shares, respectively, which represent restricted shares and are not yet vested and have no voting rights. Treasury shares consist of 17,324 and 34,284 shares, respectively, issued as restricted shares which were forfeited prior to vesting or were withheld to pay taxes upon vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 809,935 shares of common stock are outstanding as of July 4, 2010, 52,972 of which are vested (See Note 12).

12.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants are over two to five years. Following is a summary of options, restricted stock and restricted stock units which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 30, 2007	1,550,217	$18.11
Granted	475,480	17.14
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	91,158	12.12
Forfeited or expired	(56,978)	19.19

Balances at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Forfeited or expired	(1,323,837)	18.03

Balances at July 4, 2010	809,935	12.09

Exercisable at July 4, 2010	52,972	$16.10

	Restricted Stock
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at December 30, 2007	114,934	$15.03
Granted	40,000	20.86
Vested	(35,804)	14.83

Nonvested at December 28, 2008	119,130	17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(28,055)	12.25
Forfeited	(11,734)	10.91

Nonvested at July 4, 2010	342,644	$11.80

	Restricted Stock Units
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(6,000)	8.75

Nonvested at July 4, 2010	115,000	$8.75

In accordance with the stock option exchange program approved by the Shareholders on May 26, 2010, on June 27, 2010, Eligible Optionholders tendered, and the Company accepted for cancellation, Eligible Options to purchase an aggregate of 852,910 shares of the Company’s common stock. On June 27, 2010, the Company granted Exchange Options to purchase an aggregate of 362,250 shares of the Company’s common stock and an aggregate of 75,818 shares of Exchange Stock in exchange for the cancellation of the tendered Eligible Options. The exchange was on an estimated fair value neutral basis, but resulted in $372,000 in incremental compensation expense to be recognized over the requisite service period of the Exchange Options and Exchange Stock related to options that had previously been accounted for under APB No. 25. The exercise price per share of each Exchange Option is $11.19, which was the closing price of the common stock on June 25, 2010. During the second quarter of 2010, Sam L. Susser voluntarily forfeited his 363,953 outstanding stock options and did not derive any benefit from the stock option exchange program.

In addition to the stock options granted as part of the exchange offer, during the second quarter of 2010 we granted 28,500 options to purchase stock at an exercise price equal to the closing price of the common stock on the date the options were granted. These options had an aggregate fair value of $0.1 million, which will be amortized to expense over the options’ requisite service periods. In addition to the restricted stock granted as part of the exchange offer, during the second quarter of 2010, we granted 143,500 shares of restricted stock with an aggregate fair value of $1.3 million which will be amortized to expense over the requisite service period. Also, during the second quarter of 2010, we granted 121,000 performance stock units with an aggregate fair value of $1.1 million which will be amortized to expense over the requisite service period. The performance stock units must also satisfy performance criteria based upon the Company’s 2010 EBITDAR in order to vest.

We adopted ASC 718 “Compensation – Stock Compensation” at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under ASC 718, we have applied ASC 718 prospectively to newly issued stock options. Stock options granted during 2005 have been accounted for in accordance with APB Opinion No. 25. through June 2010, at which time most of these options were tendered in the stock option exchange program and cancelled. Replacement options and restricted stock will be accounted for in accordance with ASC 718. Stock options initially granted during 2005 that were not tendered will continue to be accounted for under APB Opinion No. 25. We recognized non-cash stock compensation expense of $0.8 million and $0.9 million during the three months ended June 28, 2009 and July 4, 2010, respectively, and $1.6 million and $1.6 million during the six months ended June 28, 2009 and July 4, 2010, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted in 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718 the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(in thousands)
Net income (loss) attributable to Susser Holdings Corporation, as reported	$2,165	$(1,916)	$1,234	$(6,901)
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(11)	(6)	(22)	7

Pro forma net income (loss) attributable to Susser Holdings Corporation	$2,154	$(1,922)	$1,212	$(6,894)

13.	Other Comprehensive Loss:

Accumulated other comprehensive loss is comprised of the following:

	Year Ended	Six Months Ended
	January 3, 2010	July 4, 2010
	(in thousands)
Balance at the beginning of the period	$—	$(358)
Amount reclassified to income, net of tax expense of $323 as of January 3, 2010 and $489 as of July 4, 2010	(600)	(908)
Net change in fair value of interest rate swaps, net of tax benefit of $131 as of January 3, 2010 and $650 as of July 4, 2010	242	1,266

Balance at end of the period	$(358)	$—

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
Net income (loss)	$2,172	$(1,905)	$1,253	$(6,879)
Net unrealized loss in fair value of cash flow hedges, net of tax expense (benefit) of $168, $0, ($22), and ($161), respectively	312	658	(41)	—

Total comprehensive income, net of tax expense	2,484	(1,247)	1,212	(6,879)

Less:

Comprehensive income attributable to noncontrolling interest	7	11	19	22

Comprehensive income (loss) attributable to Susser Holdings Corporation	$2,477	$(1,258)	$1,193	$(6,901)

14.	Segment Reporting

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

Segment Financial Data for the Three Months Ended June 28, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$199,940	$—	$—	$—	$199,940

Fuel	392,593	521,650	(300,314)	—	613,929

Other	7,323	4,106	(2,248)	116	9,297

Total revenue	599,856	525,756	(302,562)	116	823,166

Gross profit:

Merchandise	66,496	—	—	—	66,496

Fuel	26,988	5,030	—	—	32,018

Other	7,323	1,974	(16)	21	9,302

Total gross profit	100,807	7,004	(16)	21	107,816

Selling, general and administrative	79,335	2,290	(16)	2,162	83,771

Depreciation, amortization, and accretion	9,402	1,019	—	128	10,549

Other operating expenses (income)	109	(3)	—	—	106

Operating income (loss)	$11,961	$3,698	$—	$(2,269)	$13,390

Gallons	177,887	302,650	(176,818)	—	303,719

Gross capital expenditures	$16,281	$861	$—	$—	$17,142

Segment Financial Data for the Three Months Ended July 4, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$208,276	$—	$—	$—	$208,276

Fuel	511,646	687,054	(399,530)	—	799,170

Other	7,575	4,490	(2,417)	1,445	11,093

Total revenue	727,497	691,544	(401,947)	1,445	1,018,539

Gross profit:

Merchandise	70,673	—	—	—	70,673

Fuel	45,863	7,499	—	—	53,362

Other	7,575	2,175	(281)	398	9,867

Total gross profit	124,111	9,674	(281)	398	133,902

Selling, general and administrative	83,331	3,972	(281)	3,025	90,047

Depreciation, amortization, and accretion	10,030	1,030	—	305	11,365

Other operating expenses (income)	507	89	—	(18)	578

Operating income (loss)	$30,243	$4,583	$—	$(2,914)	$31,912

Gallons	185,192	315,312	(186,483)	—	314,021

Gross capital expenditures	$12,561	$797	$—	$—	$13,358

Segment Financial Data for the Six Months Ended June 28, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$381,859	$—	$—	$—	$381,859

Fuel	714,666	919,649	(530,987)	—	1,103,328

Other	14,674	8,366	(4,479)	226	18,787

Total revenue	1,111,199	928,015	(535,466)	226	1,503,974

Gross profit:

Merchandise	128,912	—	—	—	128,912

Fuel	48,192	9,281	—	—	57,473

Other	14,674	4,055	(32)	(5)	18,692

Total gross profit	191,778	13,336	(32)	(5)	205,077

Selling, general and administrative	152,874	5,252	(32)	4,382	162,476

Depreciation, amortization, and accretion	18,221	2,042	—	249	20,512

Other operating expenses (income)	164	(6)	—	—	158

Operating income (loss)	$20,519	$6,048	$—	$(4,636)	$21,931

Gallons	357,299	602,788	(354,487)	—	605,600

Gross capital expenditures	$21,425	$1,992	$—	$—	$23,417

Segment Financial Data for the Six Months Ended July 4, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$399,314	$—	$—	$—	$399,314

Fuel	990,265	1,324,873	(779,154)	—	1,535,984

Other	15,251	9,048	(4,622)	1,689	21,366

Total revenue	1,404,830	1,333,921	(783,776)	1,689	1,956,664

Gross profit:

Merchandise	133,056	—	—	—	133,056

Fuel	66,154	12,527	—	—	78,681

Other	15,251	4,384	(428)	579	19,786

Total gross profit	214,461	16,911	(428)	579	231,523

Selling, general and administrative	162,148	7,282	(428)	5,502	174,504

Depreciation, amortization, and accretion	19,807	2,247	—	519	22,573

Other operating expenses (income)	773	89	—	(20)	842

Operating income (loss)	$31,733	$7,293	$—	$(5,422)	$33,604

Gallons	368,260	616,272	(367,430)	—	617,102

Gross capital expenditures	$21,263	$1,301	$—	$—	$22,564

15.	Earnings Per Share

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

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options and restricted stock granted under the 2006 Equity Incentive Plan (See Note 12).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(dollars in thousands, except per share data)
Net income (loss) attributable to Susser Holdings Corporation	$2,165	$(1,916)	$1,234	$(6,901)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,931,173	17,016,067	16,927,848	17,005,078
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	75,730	—	67,701	—
Denominator for diluted earnings per common share	17,006,903	17,016,067	16,995,549	17,005,078
Net income (loss) per share, attributable to Susser Holdings Corporation:

Per common share – basic	$0.13	$(0.11)	$0.07	$(0.41)

Per common share – diluted	$0.13	$(0.11)	$0.07	$(0.41)

Options and non-vested restricted shares not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,750,615	1,412,068	1,762,685	1,596,415

Excluding the impact of non-recurring interest charges related to the May 2010 refinancing, which was $15.7 million net of tax, we would have reported EPS of $0.81 and $0.52 per share for the three months and six months ended July 4, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 3, 2010. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter of 2009 and 2010 refer to the 13-week periods ended June 28, 2009 and July 4, 2010, respectively. All references to the first half of 2009 and 2010 refer to the 26-week periods ended June 28, 2009 and July 4, 2010, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of July 4, 2010, our retail segment operated 521 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, foodservice, motor fuel and other services.

For the six months ended July 4, 2010, we sold 617.1 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our foodservice and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

During the second quarter of 2010, we added one new store to the retail segment. We have opened one more retail store to date in the third quarter and currently have six stores under construction. In May 2010, we sold the seven Village Markets grocery stores that had been acquired in the TCFS, Inc. acquisition in November 2007. The divesture is not material to our operations, and will allow our retail segment to focus on our core convenience store format. We added three dealer sites to our wholesale segment and discontinued eight for a total of 387 wholesale dealers at the end of the quarter.

Our total revenues, net income/(loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,018.5 million, $(1.9) million and $44.7 million, respectively, for second quarter 2010, compared to $823.2 million, $2.2 million and $24.9 million, respectively, for second quarter 2009. Total revenues, net income/(loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,956.7 million, $(6.9) million and $58.6 million, respectively, for the first half of 2010, compared to $1,504.0 million, $1.2 million and $44.2 million, respectively, for the first half of 2009. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

In May 2010 we issued $425 million 8.5% unsecured notes due May 2016, the proceeds of which were used to redeem the $300 million 10 5/8% unsecured notes and the $89.3 million outstanding term loan. Additionally, we amended and restated our credit facility to, among other things, extend the maturity to May 2014, add a $40 million facility increase option, and reduce certain financial covenants. We have remained in full compliance with all debt covenants. Additional details on these refinancing transactions can be found in Note 7 of the accompanying Notes to Financial Statements and in our Form 8-K filed with the Securities and Exchange Commission on May 7, 2010. In conjunction with the refinancing, we recognized $24.2 million in non-recurring interest expense during the second quarter that reduced net income by $15.7 million. Excluding the impact of these non-recurring charges, we would have reported net income and EPS for the second quarter of $13.8 million and $0.81, respectively, and $8.9 million and $0.52, respectively, for the six month period.

The cost of crude oil steadily increased from the first quarter of 2009 average of approximately $43 per barrel through the first quarter of 2010, reaching an average of just under $80 per barrel. The cost of crude oil declined in the month of May to a low of approximately $65 per barrel, before increasing during the month of June to approximately $75 per barrel at the end of June. We generally experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is more volatile over a shorter period of time. The decline in fuel costs during the second quarter allowed us to realize improved fuel margins.

The economy in Texas, where the majority of our operations are conducted, continued to fare better than many other parts of the nation during early 2009, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. However, our markets experienced a sharp increase in unemployment and reduced economic activity in the second half of 2009, and we reported a 1.2% decrease in same store merchandise sales during the fourth quarter of 2009. In spite of these economic trends, our business remained generally more resilient than many other retail formats, and we continued to increase our market share in key merchandise categories, based on supplier information. We began to see stabilization and/or improvement in key economic indicators in our markets in early 2010 and for the first quarter of 2010 we reported 2.5% positive comparable merchandise results over first quarter 2009. Continued improvement in the economies in our markets was further reflected in our 3.1% increase in comparable merchandise results for the second quarter 2010 over second quarter 2009.

After a tightening in the nation’s credit markets beginning in 2008, we have seen improved availability of financing sources. We completed sale/leaseback transactions during the second quarter for total net proceeds of $11.1 million. In addition, we completed the debt refinancing discussed above which extended maturities, is accretive to cash flow and further improves our financial flexibility. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of July 4, 2010, we had no borrowings outstanding on our $120 million revolving credit facility. With $17.1 million in standby letters of credit, our unused availability under the revolver was $102.9 million. We also have $44.2 million of cash on the Balance Sheet as of July 4, 2010.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(dollars in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$199,940	$208,276	$381,859	$399,314
Motor fuel—retail	392,593	511,646	714,666	990,265
Motor fuel—wholesale	221,336	287,524	388,662	545,719
Other (1)	9,297	11,093	18,787	21,366

Total revenue	$823,166	$1,018,539	$1,503,974	$1,956,664
Gross profit:
Merchandise	$66,496	$70,673	$128,912	$133,056
Motor fuel—retail	26,988	45,863	48,192	66,154
Motor fuel—wholesale	5,030	7,499	9,281	12,527
Other (1)	9,302	9,867	18,692	19,786

Total gross profit	$107,816	$133,902	$205,077	$231,523
Adjusted EBITDA (2):
Retail	$21,471	$40,781	$38,904	$52,313
Wholesale	4,714	5,703	8,084	9,630
Other	(1,334)	(1,737)	(2,820)	(3,315)

Total Adjusted EBITDA	$24,851	$44,747	$44,168	$58,628
Retail merchandise margin	33.3%	33.9%	33.8%	33.3%
Merchandise same store sales growth	4.6%	3.1%	5.2%	2.8%
Average per retail store:
Merchandise sales	$389.0	$398.5	$744.1	$762.1
Motor fuel gallons	352.3	358.4	708.2	713.7
Motor fuel gallons sold:
Retail	177,887	185,192	357,299	368,260
Wholesale	125,832	128,829	248,301	248,842
Average retail price of motor fuel	$2.21	$2.76	$2.00	$2.69
Motor fuel gross profit cents per gallon:
Retail	15.2 ¢	24.8 ¢	13.5 ¢	18.0 ¢
Wholesale	4.0 ¢	5.8 ¢	3.7 ¢	5.0 ¢

(1)	2009 reflects reclassifications in operating expense, other revenue and other gross profit.

(2)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our Senior Notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(in thousands)

Net income (loss) attributable to Susser Holdings Corporation	$2,165	$(1,916)	$1,234	$(6,901)
Depreciation, amortization, and accretion	10,549	11,365	20,512	22,573
Interest expense, net	9,456	34,272	19,089	43,960
Income tax expense (benefit)	1,703	(524)	1,607	(3,542)

EBITDA	23,873	43,197	42,442	56,090
Non-cash stock based compensation	813	903	1,586	1,631
Loss on disposal of assets	106	578	158	842
Other miscellaneous expense (income)	59	69	(18)	65

Adjusted EBITDA	$24,851	$44,747	$44,168	$58,628

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended
	June 28, 2009	July 4, 2010
	(in thousands)

Net cash provided by operating activities	$30,335	$39,390
Changes in operating assets & liabilities	(7,294)	(6,488)
Loss on disposal of assets	(158)	(842)
Non–cash stock based compensation expense	(1,586)	(1,631)
Noncontrolling interest	(19)	(22)
Deferred income tax	167	6,586
Amortization of debt premium and discount, net	301	128
Early extinguishment of debt	—	(21,449)
Income taxes	1,607	(3,542)
Interest expense, net	19,089	43,960

EBITDA	42,442	56,090

Non-cash stock based compensation	1,586	1,631

Loss on disposal of assets	158	842
Other miscellaneous	(18)	65

Adjusted EBITDA	$44,168	$58,628

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010
	(in thousands)
Operating income (loss)	$20,519	$31,733	$6,048	$7,294	$(4,636)	$(5,423)	$21,931	$33,604
Depreciation, amortization, and accretion	18,221	19,807	2,042	2,247	249	519	20,512	22,573

Other miscellaneous	—	—	—	—	18	(65)	18	(65)
Noncontrolling interest	—	—	—	—	(19)	(22)	(19)	(22)

EBITDA	38,740	51,540	8,090	9,541	(4,388)	(4,991)	42,442	56,090
Non-cash stock based compensation	—	—	—	—	1,586	1,631	1,586	1,631
(Gain) loss on disposal of assets and impairment charge	164	773	(6)	89	—	(20)	158	842
Other operating expenses	—	—	—	—	(18)	65	(18)	65

Adjusted EBITDA	$38,904	$52,313	$8,084	$9,630	$(2,820)	$(3,315)	$44,168	$58,628

Second Quarter 2010 Compared to Second Quarter 2009

The following discussion of results for second quarter 2010 compared to second quarter 2009 compares the 13-week period of operations ended July 4, 2010 to the 13-week period of operations ended June 28, 2009. During 2009, we added 15 stores of which 12 opened after the second quarter of 2009 and therefore those stores did not contribute to results in the second quarter of 2009. In addition, we opened three stores during the first half of 2010.

Total Revenue. Total revenue for second quarter 2010 was $1.0 billion, an increase of $195.4 million, or 23.7%, from 2009. The increase in total revenue was driven by a 30.3% increase in retail fuel revenue, a 29.9% increase in wholesale fuel revenue and an increase in merchandise sales of 4.2%, as further discussed below.

Total Gross Profit. Total gross profit for second quarter 2010 was $133.9 million, an increase of $26.1 million, or 24.2% over 2009. The increase was primarily due to the increase in retail fuel gross profit of $18.9 million, the increase in wholesale fuel gross profit of $2.5 million and the increase in merchandise gross profit of $4.2 million, as further described below. Included in these increases is the impact of new stores constructed or acquired during 2009 and 2010 ($3.4 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $208.3 million for second quarter 2010, an $8.3 million, or 4.2% increase over 2009. Our performance was due to a 3.1% merchandise same store sales increase, accounting for $6.0 million of the increase, with the balance due to new stores built or acquired in 2009 and 2010. Merchandise same-store sales include foodservice sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were beer, foodservice, tobacco and cigarettes.

Merchandise gross profit was $70.7 million for the second quarter of 2010, a 6.3% increase over 2009, which was driven by the increase in merchandise sales and the increase in gross profit margin from 33.3% to 33.9%. A portion of the improvement is attributable to reduced shortage expense. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rental and car washes. If our margins did include other retail income from services, merchandise margins for the second quarter 2010 would have been 36.2%, an increase of 63 basis points from second quarter 2009.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2010 were $511.6 million, an increase of $119.1 million, or 30.3% over 2009, primarily driven by a 25.2% increase in the average retail price of motor fuel and a 4.1% increase in retail gallons sold. We sold an average of 0.4 million gallons per retail store, 1.8% more than last year. Retail motor fuel gross profit increased by $18.9 million or 69.9% over 2009 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 15.2 cents per gallon to 24.8 cents per gallon for 2009 and 2010, respectively. This increase in fuel margin increased retail fuel gross profit by $17.8 million. After deducting credit card fees, the net margin increased from 11.5 cents per gallon to 20.2 cents per gallon from second quarter 2009 to second quarter 2010.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter of 2010 were $287.5 million, a 29.9% increase over 2009. The increase was driven by a 26.9% increase in the wholesale selling price per gallon and a 2.4% increase in gallons sold. Wholesale motor fuel gross profit of $7.5 million increased $2.5 million or 49.1% from 2009, due to a 45.6% increase in the gross profit per gallon from 4.0 cents per gallon to 5.8 cents per gallon (responsible for a $2.3 million increase) and an increase in gallons.

Other Revenue and Gross Profit. Other revenue of $11.1 million for second quarter 2010 increased by $1.8 million or 19.3% from 2009, with a 6.1% increase in associated gross profit, primarily attributable to growth in ATM fees and movie rental income.

Personnel Expense. For the second quarter of 2010, personnel expense was flat with second quarter of 2009 in spite of the additional stores and higher minimum wage rates following the last of three $0.70/hour increases implemented in July 2009. This positive result was achieved primarily through improved labor hour utilization. Retail personnel expense as a percentage of merchandise sales improved from 18.4% in second quarter 2009 to 17.7% in second quarter 2010.

General and Administrative Expenses. For second quarter 2010, general and administrative expenses increased by $2.0 million, or 24.1% from 2009, primarily due to the suspension of bonus accrual in second quarter 2009 and the accrual of an additional $1.5 million in bonus expense in second quarter 2010, each based on results against internal targets. G&A expenses include non-cash stock based compensation expenses which were $0.9 million for the second quarter 2010 and $0.8 million for the second quarter 2009.

Other Operating Expenses. Other operating expenses increased by $2.8 million or 9.4% over 2009. The increase was primarily due to an increase in credit card expense of $1.8 million, an increase in maintenance expense of $0.4 million and an increase in advertising expense of $0.6 million. Credit card costs are directly related to the sales price of fuel and we have plans in place to improve our maintenance spending during the balance of the year. Other operating expenses for new stores accounted for $0.4 million of increased costs.

Rent Expense. Rent expense for second quarter 2010 of $10.5 million was $1.5 million or 16.7% higher than 2009 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for second quarter 2010 of $11.4 million was up $0.8 million or 7.7% from 2009, related to an increase in depreciable assets.

Income from Operations. Income from operations for second quarter 2010 was $31.9 million, compared to $13.4 million for 2009. The increase is primarily attributed to higher retail and wholesale fuel margins ($20.1 million), a $1.2 million increase in fuel gross profit due to higher gallons and the $0.6 million increase in other gross profit, partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for second quarter 2010 was $34.3 million, compared to $9.5 million for 2009. The increase was primarily due to $24.2 million non-recurring charges related to the refinancing completed in May 2010, as follows (in millions):

Call premium on redemption of 10 5/8% notes (cash)	$15.9
Cancel interest rate swap on term loan (cash)	1.0
Interest overlap on old and new notes from May 7 to May 27 (cash)	1.8
Write off unamortized premium and loan costs on redeemed debt (non-cash)	5.5

Total non-recurring charges	24.2
Tax effect at 35%	8.5

After-tax impact of non-recurring charges	$15.7

Income Tax. The income tax benefit accrued for second quarter 2010 was $0.5 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $1.0 million of income tax benefit related to federal and state income tax. The income tax expense accrued for second quarter 2009 was $1.7 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $1.2 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income (Loss) Attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the second quarter 2010 of $1.9 million, compared to net income attributable to Susser Holdings Corporation of $2.2 million for 2009. The decrease is primarily due to the non-recurring interest charges related to the May 2010 refinancing. Excluding these non-recurring charges, ($15.7 million after tax) we would have reported net income of $13.8 million for the quarter.

Adjusted EBITDA. Adjusted EBITDA for second quarter 2010 was $44.7 million, an increase of $19.9 million, or 80.1% compared to 2009. Retail segment Adjusted EBITDA of $40.8 million increased by $19.3 million, or 89.9% compared to 2009, primarily due to higher fuel margins slightly offset by increased operating expense. Wholesale segment Adjusted EBITDA of $5.7 million increased by $1.0 million, or 21.0% from 2009, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.7 million for the quarter, compared to $1.3 million for the same period in 2009.

First Half 2010 Compared to First Half 2009

The following discussion of results for first half 2010 compared to first half 2009 compares the 26-week period of operations ended July 4, 2010 to the 26-week period of operations ended June 28, 2009. Our retail store count at July 4, 2010 was 521 compared to 515 at June 28, 2009.

Total Revenue. Total revenue for first half 2010 was $2.0 billion, an increase of $452.7 million, or 30.1%, from 2009. The increase in total revenue was driven by a 38.6% increase in retail fuel revenue, a 40.4% increase in wholesale fuel revenue and an increase in merchandise sales of 4.6%, as further discussed below.

Total Gross Profit. Total gross profit for first half 2010 was $231.5 million, an increase of $26.4 million, or 12.9% over 2009. The increase was primarily due to the increase in retail fuel gross profit of $18.0 million, the increase in wholesale fuel gross profit of $3.2 million and the increase in merchandise gross profit of $4.1 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2009 and 2010 ($5.3 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $399.3 million for first half 2010, a $17.5 million, or 4.6% increase over 2009. Our performance was due to a 2.8% merchandise same store sales increase, accounting for $10.6 million of the increase, with the balance due to new stores built or acquired in 2009 and 2010. Merchandise same-store sales include foodservice sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were beer, cigarettes, foodservice and tobacco.

Merchandise gross profit was $133.1 million for the first half of 2010, a 3.2% increase over 2009, which was driven by the increase in merchandise sales slightly offset by a decrease in gross profit margin from 33.8% to 33.3%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2010 were $990.3 million, an increase of $275.6 million, or 38.6% over 2009, primarily driven by a 34.4% increase in the average retail price of motor fuel and a 3.1% increase in retail gallons sold. We sold an average of 0.7 million gallons per retail store, 0.8% more than last year. Retail motor fuel gross profit increased by $18.0 million or 37.3% over 2009 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 13.5 cents per gallon to 18.0 cents per gallon for 2009 and 2010, respectively. This increase in fuel margin increased retail fuel gross profit by $16.5 million. After deducting credit card fees, the net margin increased from 10.3 cents per gallon to 13.7 cents per gallon from first half 2009 to first half 2010.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the first half of 2010 were $545.7 million, a 40.4% increase over 2009. The increase was driven by a 40.1% increase in the wholesale selling price per gallon, with gallons of 248.8 million just slightly higher than last year. Wholesale motor fuel gross profit of $12.5 million increased $3.2 million or 35.0% from 2009, due to a 34.7% increase in the gross profit per gallon from 3.7 cents per gallon to 5.0 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $21.4 million for first half 2010 increased by $2.6 million or 13.7% from 2009, with a 5.8% increase in associated gross profit, primarily attributable to growth in ATM fees and movie rental income.

Personnel Expense. For the first half of 2010, personnel expense increased $0.6 million or 0.9% over 2009. Of the increase in personnel expense, $1.9 million was attributable to the new stores acquired and constructed during 2009 and 2010. Despite increases to the minimum wage in July 2009, personnel expense in existing stores decreased $1.1 million due to focused efforts on labor usage and overtime management. The retail division direct store personnel expenses were 18.2% to merchandise sales, a 67 basis point decrease from the first half 2009.

General and Administrative Expenses. For first half 2010, general and administrative expenses increased by $1.7 million, or 9.7% from 2009, primarily due to an increased bonus accrual in 2010 compared to a reduced bonus accrual in 2009. G&A expenses include non-cash stock based compensation expenses which were $1.6 million for the first half of 2010 and 2009.

Other Operating Expenses. Other operating expenses increased by $7.2 million or 13.1% over 2009. The increase was primarily due to an increase in credit card expense of $4.4 million from 2009 and an increase in maintenance expense of $1.6 million. Credit card costs are directly related to the cost of fuel and we have plans in place to improve our maintenance spending during the balance of the year. Operating expenses for new stores accounted for $0.8 million of increased costs.

Rent Expense. Rent expense for first half 2010 of $20.6 million was $2.6 million or 14.1% higher than 2009 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for first half 2010 of $22.6 million increased $2.1 million or 10.1% from 2009, primarily related to an increase in depreciable assets.

Income from Operations. Income from operations for first half 2010 was $33.6 million, compared to $21.9 million for 2009. The increase is primarily attributed to the higher gross profit partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for first half 2010 was $44.0 million, compared to $19.1 million for first half 2009. The increase was primarily due to $24.2 million non-recurring charges related to the refinancing completed in May 2010.

Income Tax. The income tax benefit accrued for first half 2010 was $3.5 million, which consisted of $0.9 million of expense attributable to the Texas margin tax and $4.4 million of income tax benefit related to federal and state income tax. The income tax expense accrued for first half 2009 was $1.6 million, which consisted of $1.0 million of expense attributable to the Texas margin tax and $0.6 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income (Loss) Attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first half 2010 of $6.9 million, compared to net income attributable to Susser Holdings Corporation of $1.2 million for 2009. The decrease is primarily due to the non-recurring interest charges related to the May 2010 refinancing. Excluding these non-recurring charges ($15.7 million after tax) we would have reported net income of $8.9 million.

Adjusted EBITDA. Adjusted EBITDA for first half 2010 was $58.6 million, an increase of $14.5 million, or 32.7% compared to 2009. Retail segment Adjusted EBITDA of $52.3 million increased by $13.4 million, or 34.5% compared to 2009, primarily due to higher gross profit slightly offset by increased credit card expense. Wholesale segment Adjusted EBITDA of $9.6 million increased by $1.5 million, or 19.1% from 2009, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $3.3 million for first half of 2010 compared to $2.8 million for the same period in 2009.

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

Cash flows from operations were $39.4 million and $30.3 million for the first six months of 2010 and 2009, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $44.2 million of cash and cash equivalents on hand at July 4, 2010 compared to $14.1 million at June 28, 2009, and $18.0 million at January 3, 2010, of which $5.2 million was restricted at January 3, 2010 and July 4, 2010.

Capital Expenditures. Capital expenditures, before any sale/leasebacks were $22.6 million and $23.4 million during the first six months of 2010 and 2009, respectively. We sold the seven Village Market grocery stores, and opened one new retail store during second quarter 2010, bringing our store count to 521 as of July 4, 2010. We have opened one additional retail store to date in the third quarter and have another six stores under construction. We received proceeds of $11.1 million and $17.0 million from sale-leaseback transactions during the second quarter and first half of 2010, respectively.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended July 4, 2010	Six Months Ended July 4, 2010
Retail stores:
Number at beginning of period	527	525
New stores	1	3
Closed stores	(7)	(7)

Number at end of period	521	521

Wholesale dealer locations:
Number at beginning of period	392	390
New locations	3	5
Closed stores	(8)	(8)

Number at end of period	387	387

During fiscal 2010, we plan to invest approximately $25 to $40 million (net of anticipated lease financing) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2010, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At July 4, 2010, our outstanding debt was $434.9 million, excluding $4.8 million unamortized issuance discount. We completed a refinancing of substantially all of our debt in May 2010 which allowed us to reduce the coupon on our unsecured bonds, reduce total principal and interest payments, extend maturities, increase the amount of unencumbered assets and increase flexibility for future operations and growth. As part of that refinancing we redeemed and discharged all outstanding 10 5/8% senior unsecured notes due 2013, we issued $425 million in 8.5% senior unsecured notes due 2016 and we amended and restated our credit facility to, among other things, cancel the term loan facility (of which $89.3 million was outstanding), extend the maturity date to May 2014, add a $40 million facility increase option and modify and, in some cases, reduce covenant requirements. For more information regarding the refinancing, including the terms of the 2016 Notes and the credit facility, please refer to Note 7 of the accompanying Notes to Consolidated Financial Statements.

As of July 4, 2010, we had no outstanding borrowings under the revolving credit facility and $17.1 million in standby letters of credit. Our borrowing base in effect at July 4, 2010, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at July 4, 2010 was $102.9 million.

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

Contractual Obligations and Commitments

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	July 4, 2010
	Fee	Leased
Operating sites:
Retail	235	286
Wholesale	49	29

Total	284	315

Office locations	4	3
Properties currently under construction	7	—
Properties held for future development	25	—
Income producing properties	5	3
Surplus properties	41	5

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

	2008							2009						2010
	(dollars and gallons in thousands except per share amounts)
	1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR(c)	1st QTR	2nd QTR
Merchandise sales	$168,771	$187,870		$189,272		$183,944		$181,919	$199,940		$201,190		$201,375	$191,038	$208,276
Motor fuel sales:

Retail	519,797	618,037		619,692		393,201		322,072	392,593		427,603		463,266	478,619	511,646
Wholesale	302,595	415,179		396,952		208,769		167,327	221,336		240,874		246,388	258,195	287,524
Other income(a)	9,543	9,376		8,253		9,394		9,490	9,297		12,433		10,205	10,273	11,093

Total revenue	1,000,706	1,230,462		1,214,169		795,308		680,808	823,166		882,100		921,234	938,125	1,018,539

Merchandise gross profit	56,668	64,416		65,966		63,592		62,416	66,496		66,307		65,865	62,383	70,673
Motor fuel gross profit:
Retail	20,257	32,165		36,402		31,732		21,204	26,988		34,613		22,216	20,291	45,863
Wholesale	5,580	7,429		8,888		9,037		4,251	5,030		6,388		4,538	5,028	7,499
Other gross profit(a)	9,103	8,837		7,921		9,417		9,390	9,302		12,453		9,922	9,919	9,867

Total gross profit	91,608	112,847		119,177		113,778		97,261	107,816		119,761		102,541	97,621	133,902
Income from operations	4,972	20,291		21,137		19,499		8,541	13,390		19,826		313	1,692	31,912
Net income(loss) attributable to Susser Holdings Corporation	$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165		$6,503		$(5,669)	$(4,985)	$(1,916)
Earnings (loss) per common share:
Basic	$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)
Diluted	$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)

Merchandise margin, net	33.6%	34.3%		34.9%		34.6%		34.3%	33.3%		33.0%		32.7%	32.7%	33.9%
Fuel gallons:
Retail	169,313	165,113		163,399		179,483		179,412	177,887		175,317		187,033	183,068	185,192
Wholesale.	114,110	124,329		122,318		125,759		122,469	125,832		125,205		121,314	120,013	128,829

Motor fuel margin:
Retail (b)	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢	24.8 ¢
Wholesale	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢	5.8 ¢

(a)	Reflects reclassifications in operating expense, other income, and other gross profit in 2008 and 2009.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(c)	Includes 14 weeks of operation.

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

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of July 4, 2010 (See Note 6).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding loans at July 4, 2010. As part of the debt refinancing which occurred on May 7, 2010 (See Note 7), we repaid our term facility and therefore had no balance outstanding on that facility at the end of the quarter. We had $9.8 million outstanding in other notes payable that is subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at July 4, 2010 would be to change interest expense by approximately $0.1million.

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

From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. During 2009 we entered into interest rate swaps on $70 million notional principal for a six-year term. The swap exchanged a floating to fixed rate against our variable-rate term loan. In conjunction with the prepayment of the term loan on May 7, 2010, we settled the related interest rate swaps.

We also periodically purchase motor fuel in bulk and hold in inventory or transport it to West Texas via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory. These fuel hedging positions have not been material to our operations.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2010

	By	/s/ Mary E. Sullivan
Mary E. Sullivan Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer).

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated as of May 7, 2010, by and among Susser Holdings, L.LC., Susser Finance Corporation, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the issuance of the 8.50% Senior Notes due 2016. (1)

4.2	Form of 144A Notes. (1)

4.3	Form of Regulation S Notes. (1)

4.4	Form of Guarantee. (1)

4.5	Registration Rights Agreement, dated as of May 7, 2010, by and among Susser Holdings, L.L.C., Susser Finance Corporation, Banc of America Securities LLC, BMO Capital Markets Corp., Wells Fargo Securities, LLC, RBC Capital Markets Corporation, Morgan Keegan & Company, Inc., BBVA Securities Inc., and Morgan Joseph & Co., Inc. (1)

10.1	Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto. (1)

10.2	Amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation. (2)

10.3	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Stock Option Agreement. †

10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Restricted Stock Agreement. †

10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Unit Agreement. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.†

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

†	Filed herewith.
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 14, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 26, 2010.