Form 10-Q
period 2010-10-03
Susser Holdings CORP
filed 2010-11-12
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,361,406 SHARES
(Class)	(Outstanding at November 8, 2010)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 3, 2010	October 3, 2010
		unaudited
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$17,976	$63,672
Accounts receivable, net of allowance for doubtful accounts of $903 at January 3, 2010 and $1,014 at October 3, 2010	65,510	65,910
Inventories, net	78,788	80,164
Other current assets	9,507	8,207

Total current assets	171,781	217,953
Property and equipment, net	410,574	411,740
Other assets:
Goodwill	242,295	240,158
Intangible assets, net	33,144	33,929
Other noncurrent assets	15,224	13,686

Total other assets	290,663	287,773

Total assets	$873,018	$917,466

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129,425	$134,637
Accrued expenses and other current liabilities	26,565	52,169
Current maturities of long-term debt	10,545	543
Deferred gain, short-term portion	2,067	2,104
Deferred purchase price – TCFS acquisition	5,180	5,180

Total current liabilities	173,782	194,633
Long-term debt	384,574	430,714
Revolving line of credit	25,800	—
Deferred gain, long-term portion	33,786	34,899
Deferred tax liability, long-term portion	28,846	26,513
Other noncurrent liabilities	15,812	15,955

Total long-term liabilities	488,818	508,081
Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01par value; 125,000,000 shares authorized; 17,158,717 issued and 17,141,393 outstanding as of January 3, 2010; 17,398,735 issued and 17,360,919 outstanding as of October 3, 2010	170	172
Additional paid-in capital	183,880	185,771
Retained earnings	25,956	28,006
Accumulated other comprehensive loss	(358)	—

Total Susser Holdings Corporation shareholders’ equity	209,648	213,949
Noncontrolling interest	770	803

Total shareholders’ equity	210,418	214,752

Total liabilities and shareholders’ equity	$873,018	$917,466

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(dollars in thousands, except per share amounts)

Revenues:
Merchandise sales	$201,190	$207,018	$583,049	$606,332
Motor fuel sales	668,477	749,196	1,771,805	2,285,180
Other income	12,433	10,203	31,220	31,569

Total revenues	882,100	966,417	2,386,074	2,923,081
Cost of sales:
Merchandise	134,883	136,968	387,830	403,226
Motor fuel	627,476	699,815	1,673,331	2,157,118
Other	(20)	257	75	1,837

Total cost of sales	762,339	837,040	2,061,236	2,562,181

Gross profit	119,761	129,377	324,838	360,900

Operating expenses:
Personnel	38,008	39,514	110,260	112,390
General and administrative	8,814	8,915	25,905	27,666
Other operating	31,610	32,837	86,700	95,121
Rent	9,135	11,004	27,178	31,597
Loss on disposal of assets	884	22	1,042	864
Depreciation, amortization and accretion	11,484	10,514	31,996	33,087

Total operating expenses	99,935	102,806	283,081	300,725

Income from operations	19,826	26,571	41,757	60,175
Other income (expense):
Interest expense, net	(9,444)	(9,985)	(28,533)	(53,945)
Other miscellaneous	(46)	(60)	(28)	(125)

Total other expense, net	(9,490)	(10,045)	(28,561)	(54,070)

Income before income taxes	10,336	16,526	13,196	6,105
Income tax expense	(3,823)	(7,563)	(5,430)	(4,021)

Net income	6,513	8,963	7,766	2,084

Less: Net income attributable to noncontrolling interests	10	11	29	33

Net income attributable to Susser Holdings Corporation	$6,503	$8,952	$7,737	$2,051

Net income per share attributable to Susser Holdings Corporation:
Basic	$0.38	$0.53	$0.46	$0.12
Diluted	$0.38	$0.52	$0.45	$0.12
Weighted average shares outstanding:
Basic	16,937,013	17,022,362	16,930,903	17,010,840
Diluted	17,030,021	17,278,898	17,005,231	17,147,511

See accompanying notes.

Susser Holdings Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	September 27, 2009	October 3, 2010
	(in thousands)

Cash flows from operating activities:

Net income	$7,766	$2,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	31,996	33,087
Loss on disposal of property	1,042	864
Non-cash stock based compensation	2,509	1,771
Deferred income tax	9	3,633
Early extinguishment of debt	—	21,449
Amortization of debt premium and discount, net	(457)	31
Changes in operating assets and liabilities:
Receivables	(1,305)	(689)
Inventories	(10,370)	(1,376)
Other current assets	(458)	(4,207)
Intangible assets, net	1,908	(268)
Other noncurrent assets	(95)	2,797
Accounts payable	13,427	5,211
Accrued liabilities	5,020	25,187
Other noncurrent liabilities	(906)	(122)

Net cash provided by operating activities	50,086	89,452

Cash flows from investing activities:
Capital expenditures	(52,383)	(54,091)
Proceeds from disposal of property and equipment	1,585	7,161
Proceeds from sale/leaseback transactions	8,043	16,966

Net cash used in investing activities	(42,755)	(29,964)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	431,241
Change in notes receivable	(135)	400
Payments on long-term debt	(5,295)	(408,139)
Revolving line of credit, net	300	(25,800)
Loan origination costs	(227)	(11,615)
Proceeds from issuance of equity	201	121

Net cash used in financing activities	(5,156)	(13,792)
Net increase in cash	2,175	45,696
Cash and cash equivalents at beginning of year	8,284	17,976

Cash and cash equivalents at end of period	$10,459	$63,672

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at October 3, 2010, but do not conduct any operations (See Note 8). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2009 refer to the 53-week period ended January 3, 2010. All references to the first nine months and third quarter of 2009 and 2010 refer to the 39-week and 13-week periods ended September 27, 2009 and October 3, 2010, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at October 3, 2010 and for the three and nine months ended September 27, 2009 and October 3, 2010 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and nine months ended September 27, 2009 and October 3, 2010 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after October 3, 2010, up until the issuance of these financial statements.

On October 11, 2010, we completed the acquisition of 39 long-term fuel supply agreements to wholesale dealer sites in Texas and Oklahoma. As part of the transaction, we also acquired one retail convenience store in Texas in September 2010, which will be rebranded to Stripes®. This transaction was funded with cash and is expected to be immediately accretive to earnings. The transaction value was not material.

4.	Accounts Receivable

Accounts receivable consisted of the following:

	January 3, 2010	October 3, 2010
	(in thousands)
Accounts receivable, trade	$49,954	$48,740
Receivable from state reimbursement funds	1,212	1,102
Vendor receivables for rebates, branding and others	6,103	7,434
ATM fund receivables	5,530	6,845
Notes receivable, short-term	325	296
Other receivables	3,289	2,507
Allowance for uncollectible accounts, trade	(609)	(719)
Allowance for uncollectible accounts, environmental	(294)	(295)

Accounts receivables, net	$65,510	$65,910

5.	Inventories

Inventories consisted of the following:

	January 3, 2010	October 3, 2010
	(in thousands)
Merchandise	$47,567	$47,675
Fuel-retail	19,347	20,673
Fuel-wholesale consignment	2,908	2,890
Fuel-wholesale bulk	3,168	1,682
Lottery	1,928	1,981
Equipment and maintenance spare parts	4,534	5,972
Allowance for inventory, shortage and obsolescence	(664)	(709)

Inventories, net	$78,788	$80,164

6.	Property and Equipment

Property and equipment consisted of the following:

	January 3, 2010	October 3, 2010
	(in thousands)
Land	$127,140	$129,467
Buildings and leasehold improvements	216,262	225,562
Equipment	175,910	183,054
Construction in progress	11,239	21,114

	530,551	559,197
Less accumulated depreciation	119,977	147,457

Property and equipment, net	$410,574	$411,740

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 3, 2010 and October 3, 2010, we had $242.3 million and $240.2 million, respectively, of goodwill recorded in conjunction with past business combinations. The 2009 impairment analysis indicated no impairment in goodwill. As of October 3, 2010 we evaluated potential impairment indicators pursuant to the requirements of ASC 350-20-35-30. We believe no indicators of impairment occurred during the third quarter of 2010, and believe the assumptions used in the analysis performed in 2009 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the third quarter of 2010 and no additions were recorded during this period. In conjunction with the sale of the Village Market stores, we wrote off $2.1 million of goodwill and $0.6 million of trade names during the second quarter of 2010.

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over five years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. The franchise rights acquired in conjunction with the recent acquisition are being amortized over the remaining nine years of the contract.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 3, 2010 and October 3, 2010:

	January 3, 2010			October 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)

Unamortized

Trade name	$615	$—	$615	$45	$—	$45

Franchise rights	389	—	389	389	—	389

Liquor licenses	11,600	—	11,600	12,038	—	12,038

Amortized

Supply agreements	8,772	3,322	5,450	9,550	4,020	5,530
Favorable lease arrangements, net	2,622	2,368	254	2,497	2,357	140

Loan origination costs	18,367	7,623	10,744	14,005	2,239	11,766

Trade names	5,756	1,761	3,995	5,756	2,200	3,556

Franchise rights	—	—	—	448	—	448

Other	520	423	97	319	302	17

Intangible assets, net	$48,641	$15,497	$33,144	$45,047	$11,118	$33,929

8.	Long -Term Debt

Long-term debt consisted of the following:

	January 3, 2010	October 3, 2010
	(in thousands)
10 5/8% senior unsecured notes due 2013	$300,000	$—

8.5% senior unsecured notes due 2016	—	425,000

Term loan facility, bearing interest at LIBOR plus applicable margin (2.23% at January 3, 2010)	91,875	—

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.25% at January 3, 2010 and 4.0% at October 3, 2010)	25,800	—

Other notes payable	90	10,915

Unamortized premium (discount)	3,154	(4,658)

Total debt	420,919	431,257

Less: current maturities	10,545	543

Long-term debt, net of current maturities	$410,374	$430,714

The fair value of debt as of October 3, 2010 is estimated to be approximately $448.7 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facility and other notes payable.

Senior Unsecured Notes

On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2010. The 2016 Notes mature on May 15, 2016 and are guaranteed by the Company and each existing and future domestic subsidiary of the Company other than certain non-operating subsidiaries and Susser Company, Ltd. The net proceeds from the sale of the 2016 Notes, together with cash on hand and borrowings under the Amended and Restated Credit Agreement, were used to redeem and discharge all of the outstanding 10 5/8% senior unsecured notes due 2013 (the “2013 Notes”) including a call premium of $15.9 million, to repay the outstanding indebtedness under the term credit facility and to pay other related fees and expenses.

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

The Company must offer to purchase the 2016 Notes at 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, in the event of certain kinds of changes of control. The Company must offer to purchase the Notes at 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if excess proceeds remain after the consummation of asset sales.

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

In accordance with a registration rights agreement with the initial purchasers of the 2016 Notes, the Company filed a registration statement with the Securities and Exchange Commission on July 27, 2010, registering an offer to exchange the 2016 Notes for notes having identical terms in all material respects to the 2016 Notes, but which would generally be freely transferable. The exchange offer was completed on September 15, 2010.

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

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of October 3, 2010.

The Revolver contains customary representations, warranties and certain customary covenants (subject to customary exceptions, thresholds and qualifications) that impose certain affirmative obligations upon and restrict the ability of the Company and its subsidiaries to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; engage in mergers and consolidations; make sales, transfers and other dispositions of property and assets; make loans, acquisitions, joint ventures and other investments; declare dividends; redeem and repurchase shares of equity holders; create new subsidiaries; become a general partner in any partnership; prepay, redeem or repurchase debt; make capital expenditures; grant negative pledges; change the nature of business; amend organizational documents and other material agreements; change accounting policies or reporting practices; and permit Stripes Holdings LLC to be other than a passive holding company.

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

As of October 3, 2010, we had no outstanding borrowings under the Revolver and $17.1 million in standby letters of credit. Our borrowing base in effect at October 3, 2010 allowed a maximum borrowing, including outstanding letters of credit, of $118.1 million. Our unused availability on the revolver at October 3, 2010 was $101.0 million.

Losses on Early Extinguishment of Debt

In conjunction with the prepayment of outstanding debt in May 2010, the Company incurred losses on early extinguishment of debt that are non-recurring in nature. Losses on early extinguishment of debt during the second quarter of 2010 totaled $21.4 million and included a $15.9 million call premium, write-off of $7.0 million in unamortized loan costs associated with the call of the 2013 Notes, $2.9 million write off of unamortized premium on the 2013 Notes and $1.4 million write off of unamortized deferred financing costs on the term note. No additional losses on early extinguishment of debt were recorded in the third quarter. These amounts are included in interest expense in the statements of operations. We followed ASC 470 “Modifications and Extinguishments” in accounting for this refinancing transaction and its associated deferred debt issuance costs.

In addition to the losses on early extinguishment of debt, the Company also incurred additional interest costs during the second quarter of 2010 that were related to the redemption of debt and were non-recurring in nature. These included $1.0 million to cancel interest rate swaps on the term note and $1.8 million interest for the 20-day period that both the 2013 Notes and 2016 Notes were outstanding. See Note 10 for additional information related to interest expense.

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

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 3, 2010, the Company held fuel futures contracts with a fair value of ($174,000) (22 contracts representing 0.9 million gallons). At October 3, 2010, the Company held fuel futures contracts with a fair value of ($36,000) (16 contracts representing 0.7 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the third quarter of 2010 related to these contracts of less than $0.1 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(in thousands)
Cash rent:
Store base rent	$9,168	$10,806	$27,293	$31,411
Equipment rent	163	510	510	1,065
Contingent rent	61	53	155	186

Total cash rent	$9,392	$11,369	$27,958	$32,662

Non-cash rent:
Straight-line rent	258	185	757	559
Amortization of deferred gain	(515)	(550)	(1,537)	(1,624)

Net rent expense	$9,135	$11,004	$27,178	$31,597

Letters of Credit

We were contingently liable for $17.1 million related to irrevocable letters of credit required by various insurers and suppliers at October 3, 2010.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(in thousands)
Cash interest expense	$8,534	$9,394	$25,852	$45,228
Cash paid on interest rate swap	269	—	643	1,397
Capitalized interest	(108)	(175)	(209)	(266)
Amortization of loan costs and issuance (premium)/discount, net	773	791	2,323	7,672
Cash interest income	(24)	(25)	(76)	(86)

Interest expense, net	$9,444	$9,985	$28,533	$53,945

Included in the amounts above for the nine months ended October 3, 2010, are the following non-recurring charges related to the May 2010 debt refinancing (See Note 8) in thousands:

	Cash	Non-Cash	Total
Call premium on redemption of 10 5/8% notes	$15,939	$—	$15,939
Cancel interest rate swaps on term loan	1,025	—	1,025
Interest overlap on old and new notes from May 7 to May 27	1,771	—	1,771
Write off unamortized premium and loan costs on redeemed debt	—	5,510	5,510

Total non-recurring charges	$18,735	$5,510	$24,245

11.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three and nine months ended October 3, 2010 and September 27, 2009 is as follows:

	Three Months Ended October 3, 2010		Nine Months Ended October 3, 2010
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$5,780	35.0%	$2,125	35.0%
State and local tax, net of federal benefit	438	2.6	1,026	16.9

Other	1,345	8.2	870	14.3

Tax expense per financial statement	$7,563	45.8%	$4,021	66.2%

	Three Months Ended September 27, 2009		Nine Months Ended September 27, 2009
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$3,614	35.0%	$4,609	35.0%
State and local tax, net of federal benefit	143	1.4	742	5.6
Other	66	0.6	79	0.6

Tax expense per financial statement	$3,823	37.0%	$5,430	41.2%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the nine months ended September 27, 2009 and October 3, 2010 was $1.1 million and $1.5 million, respectively.

During the third quarter of 2010, an analysis of our APIC pool was performed, and it was determined that no APIC pool currently exists. Restricted stock vesting transactions resulted in excess tax benefits of $0.4 million which were adjusted to tax expense during the three months ended October 3, 2010. In addition, during the second quarter 2010, some outstanding stock options were voluntarily forfeited resulting in an excess tax benefit of $0.9 million which was also adjusted to tax expense. These transactions, along with other adjustments, resulted in net additional tax expense of $1.1 million which is reflected in the other category in the rate reconciliation above for both the three months and nine months ended October 3, 2010, and is immaterial to the financial statements.

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

As of October 3, 2010, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,158,717 were issued and 17,141,393 were outstanding as of January 3, 2010, and 17,398,735 were issued and 17,360,919 were outstanding as of October 3, 2010, respectively. Included in these amounts are 163,115 and 337,446 shares, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 17,324 and 37,816 shares, respectively, issued as restricted shares which were forfeited prior to vesting or were withheld to pay taxes upon vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 800,562 shares of common stock are outstanding as of October 3, 2010, 52,972 of which are vested (See Note 13).

13.	Share-Based Compensation

The Company has granted options and restricted stock subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants are over two to five years. The Company has also granted restricted stock units which remain subject to performance criteria, in addition to time vesting requirements. Following is a summary of options, restricted stock and restricted stock units which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 30, 2007	1,550,217	$18.11
Granted	475,480	17.14
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	91,158	12.12
Forfeited or expired	(56,978)	19.19

Balances at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Forfeited or expired	(1,333,210)	17.98

Balances at October 3, 2010	800,562	12.11

Exercisable at October 3, 2010	52,972	$16.10

	Restricted Stock
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at December 30, 2007	114,934	$15.03
Granted	40,000	20.86
Vested	(35,804)	14.83

Nonvested at December 28, 2008	119,130	17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(29,721)	12.69
Forfeited	(15,266)	10.73

Nonvested at October 3, 2010	337,446	$11.82

	Restricted Stock Units
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(9,000)	8.75

Nonvested at October 3, 2010	112,000	$8.75

In accordance with the stock option exchange program approved by the Shareholders on May 26, 2010, on June 27, 2010, Eligible Optionholders tendered, and the Company accepted for cancellation, Eligible Options to purchase an aggregate of 852,910 shares of the Company’s common stock. On June 27, 2010, the Company granted Exchange Options to purchase an aggregate of 362,250 shares of the Company’s common stock and an aggregate of 75,818 shares of Exchange Stock in exchange for the cancellation of the tendered Eligible Options. The exchange was on an estimated fair value neutral basis, but resulted in $372,000 in incremental compensation expense to be recognized over the requisite service period of the Exchange Options and Exchange Stock related to options that had previously been accounted for under APB No. 25. The exercise price per share of each Exchange Option is $11.19, which was the closing price of the common stock on June 25, 2010. During the second quarter of 2010, Sam L. Susser, voluntarily forfeited his 363,953 outstanding stock options and did not derive any benefit from the stock option exchange program. See Note 11 regarding the impact of this forfeiture on deferred income taxes.

We did not grant any share-based compensation during the third quarter of 2010.

We adopted ASC 718 “Compensation – Stock Compensation” at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under ASC 718, we have applied ASC 718 prospectively to newly issued stock options. Stock options granted during 2005 have been accounted for in accordance with APB Opinion No. 25 through June 2010, at which time most of these options were tendered in the stock option exchange program and cancelled. Replacement options and restricted stock are being accounted for in accordance with ASC 718. Stock options initially granted during 2005 that were not tendered will continue to be accounted for under APB Opinion No. 25. We recognized non-cash stock compensation expense of $0.9 million and $0.1 million during the three months ended September 27, 2009 and October 3, 2010, respectively, and $2.5 million and $1.8 million during the nine months ended September 27, 2009 and October 3, 2010, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted in 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718 the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(in thousands)
Net income attributable to Susser Holdings Corporation, as reported	$6,503	$8,952	$7,737	$2,051
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	(11)	(1)	(32)	6

Pro forma net income attributable to Susser Holdings Corporation	$6,492	$8,951	$7,705	$2,057

14.	Other Comprehensive Loss:

Accumulated other comprehensive loss is comprised of the following:

	Year Ended	Nine Months Ended
	January 3, 2010	October 3, 2010
	(in thousands)
Balance at the beginning of the period	$—	$(358)
Amount reclassified to income, net of tax expense of $323 as of January 3, 2010 and $489 as of October 3, 2010	(600)	(908)
Net change in fair value of interest rate swaps, net of tax benefit of $131 as of January 3, 2010 and $650 as of October 3, 2010	242	1,266

Balance at end of the period	$(358)	$—

Other comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(in thousands)
Net income	$6,513	$8,963	$7,766	$2,084
Net unrealized loss in fair value of cash flow hedges, net of tax expense (benefit) of ($175), $0, ($198), and ($161), respectively	(326)	—	(367)	—

Total comprehensive income, net of tax expense	6,187	8,963	7,399	2,084

Less:

Comprehensive income attributable to noncontrolling interest	10	11	29	33

Comprehensive income attributable to Susser Holdings Corporation	$6,177	$8,952	$7,370	$2,051

15.	Segment Reporting

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

Segment Financial Data for the Three Months Ended September 27, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$201,190	$—	$—	$—	$201,190

Fuel	427,603	566,315	(325,441)	—	668,477

Other	7,158	7,261	(2,203)	217	12,433

Total revenue	635,951	573,576	(327,644)	217	882,100

Gross profit:

Merchandise	66,307	—	—	—	66,307

Fuel	34,613	6,388	—	—	41,001

Other	7,158	5,208	(123)	210	12,453

Total gross profit	108,078	11,596	(123)	210	119,761

Selling, general and administrative	82,001	3,321	(123)	2,368	87,567

Depreciation, amortization and accretion	9,754	1,596	—	134	11,484

Other operating expenses (income)	884	—	—	—	884

Operating income (loss)	$15,439	$6,679	$—	$(2,292)	$19,826

Gallons	175,317	300,738	(175,533)	—	300,522

Gross capital expenditures	$22,968	$5,998	$—	$—	$28,966

Segment Financial Data for the Three Months Ended October 3, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$207,018	$—	$—	$—	$207,018

Fuel	489,130	639,622	(379,556)	—	749,196

Other	7,461	5,097	(2,774)	419	10,203

Total revenue	703,609	644,719	(382,330)	419	966,417

Gross profit:

Merchandise	70,050	—	—	—	70,050

Fuel	42,133	7,248	—	—	49,381

Other	7,460	2,483	(281)	284	9,946

Total gross profit	119,643	9,731	(281)	284	129,377

Selling, general and administrative	86,831	3,526	(281)	2,194	92,270

Depreciation, amortization and accretion	9,046	1,137	—	331	10,514

Other operating expenses (income)	34	—	—	(12)	22

Operating income (loss)	$23,732	$5,068	$—	$(2,229)	$26,571

Gallons	185,073	307,771	(185,656)	—	307,188

Gross capital expenditures	$27,783	$3,744	$—	$—	$31,527

Segment Financial Data for the Nine Months Ended September 27, 2009

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$583,049	$—	$—	$—	$583,049

Fuel	1,142,269	1,485,964	(856,428)	—	1,771,805

Other	21,833	15,626	(6,682)	443	31,220

Total revenue	1,747,151	1,501,590	(863,110)	443	2,386,074

Gross profit:

Merchandise	195,219	—	—	—	195,219

Fuel	82,806	15,668	—	—	98,474

Other	21,833	9,262	(155)	205	31,145

Total gross profit	299,858	24,930	(155)	205	324,838

Selling, general and administrative	234,874	8,574	(155)	6,750	250,043

Depreciation, amortization and accretion	27,974	3,638	—	384	31,996

Other operating expenses (income)	1,048	(6)	—	—	1,042

Operating income (loss)	$35,962	$12,724	$—	$(6,929)	$41,757

Gallons	532,616	903,526	(530,020)	—	906,122

Gross capital expenditures	$44,393	$7,990	$—	$—	$52,383

Segment Financial Data for the Nine Months Ended October 3, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$606,332	$—	$—	$—	$606,332

Fuel	1,479,395	1,964,495	(1,158,710)	—	2,285,180

Other	22,711	14,145	(7,396)	2,109	31,569

Total revenue	2,108,438	1,978,640	(1,166,106)	2,109	2,923,081

Gross profit:

Merchandise	203,106	—	—	—	203,106

Fuel	108,287	19,775	—	—	128,062

Other	22,711	6,866	(710)	865	29,732

Total gross profit	334,104	26,641	(710)	865	360,900

Selling, general and administrative	248,979	10,809	(710)	7,696	266,774

Depreciation, amortization and accretion	28,852	3,384	—	851	33,087

Other operating expenses (income)	807	89	—	(32)	864

Operating income (loss)	$55,466	$12,359	$—	$(7,650)	$60,175

Gallons	553,333	924,043	(553,086)	—	924,290

Gross capital expenditures	$49,046	$5,045	$—	$—	$54,091

16.	Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010(1)
	(dollars in thousands, except per share data)
Net income attributable to Susser Holdings Corporation	$6,503	$8,952	$7,737	$2,051
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,937,013	17,022,362	16,930,903	17,010,840
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	93,008	256,536	74,328	136,671
Denominator for diluted earnings per common share	17,030,021	17,278,898	17,005,231	17,147,511
Net income per share, attributable to Susser Holdings Corporation:

Per common share – basic	$0.38	$0.53	$0.46	$0.12

Per common share – diluted	$0.38	$0.52	$0.45	$0.12

Options and non-vested restricted shares not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,732,324	177,064	1,742,357	1,270,637

(1)	Excluding the impact of non-recurring interest charges related to the May 2010 refinancing, which was $15.7 million net of tax, we would have reported net income of $17.8 million and diluted EPS of $1.04 for the nine months ended October 3, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 3, 2010. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter of 2009 and 2010 refer to the 13-week periods ended September 27, 2009 and October 3, 2010, respectively. All references to the first nine months of 2009 and 2010 refer to the 39-week periods ended September 27, 2009 and October 3, 2010, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 2 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

Forward-Looking Statements

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Currently unknown liabilities in connection with the acquisition of Town & Country;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends;

•	Seasonal trends in the industries in which we operate;

•	Sensitive economic conditions that impact consumer spending;

•	Unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Our ability to insure our motor fuel operations;

•	Dependence on one principal supplier for merchandise;

•	Dependence on two principal suppliers for motor fuel and one principal provider for third-party transportation of motor fuel;

•	Dependence on suppliers for credit terms;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness;

•	Dependence on our information technology systems;

•	Changes in accounting standards, policies or estimates;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.

For a full discussion of these and other risks and uncertainties, please refer to “Item 1A– Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2010, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of October 3, 2010, our retail segment operated 525 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, foodservice, motor fuel and other services.

For the nine months ended October 3, 2010, we sold 924.3 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our foodservice and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

On October 11, 2010, we completed the acquisition of 39 long-term fuel supply agreements to wholesale dealer sites in Texas and Oklahoma. As part of the transaction, we also acquired one retail convenience store in Texas in September 2010, which will be rebranded to Stripes® and Laredo Taco Company®. This transaction was funded with cash and is expected to be immediately accretive to earnings. The transaction value was not material.

We opened four new retail stores during the third quarter, including the one acquired, for a total of 525 retail stores operated at the end of the quarter. Three additional stores have been opened and one smaller store has been closed to date in the fourth quarter, with another five retail stores under construction, four of which are expected to open by year-end. We added three dealer sites and discontinued seven during the third quarter, for a total of 383 dealer sites as of the end of the quarter in our wholesale segment. Following the 39-site acquisition in October, we now supply motor fuel to over 420 wholesale dealer sites under long-term contract, in addition to non-contracted sales to other end users.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $966.4 million, $9.0 million and $37.2 million, respectively, for third quarter 2010, compared to $882.1 million, $6.5 million and $33.1 million, respectively, for third quarter 2009. Total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $2,923.1 million, $2.1 million and $95.9 million, respectively, for the first nine months of 2010, compared to $2,386.1 million, $7.7 million and $77.3 million, respectively, for the first nine months of 2009. Diluted EPS for the first nine months of 2010 and 2009 were $0.12 and $0.45, respectively. Excluding the $15.7 million after-tax impact of non-recurring charges related to our May 2010 debt refinancing, we would have reported net income and diluted EPS for the nine month period ended October 3, 2010, of $17.8 million and $1.04, respectively. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We generally experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining and more volatile over a shorter period of time. Fuel costs were not as volatile during the third quarter as in the second quarter, with crude oil prices ranging from approximately $71 to $83 per barrel. However, our third quarter retail fuel margin of 22.8 cents per gallon was in excess of our five-year average third quarter margin of 19.4 cents.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. Additionally, our business has remained generally more resilient than many other retail formats. After a soft fourth quarter 2009, we began to see stabilization and/or improvement in certain key economic indicators in our markets in early 2010 and have reported positive comparable merchandise results in each quarter of 2010 to date. The strongest markets are benefiting from increased oil and gas drilling, which affects approximately 20% of our retail stores. There has also been an increase in diesel volume, primarily attributable to increased freight driven by manufacturing, agriculture and oil and gas activity. Construction remains very soft across all markets.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the third quarter. As of October 3, 2010, we had no borrowings outstanding on our $120 million revolving credit facility, and $101.0 million of unused availability. We also have $63.7 million of cash on the Balance Sheet at the end of the quarter, of which $58.5 million was unrestricted. We expect to complete additional long-term financings, either sale-leasebacks or mortgages in the next 120 days to finance some of the dollars invested in 2009 and 2010 on new stores.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
	(dollars in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$201,190	$207,018	$583,049	$606,332
Motor fuel—retail	427,603	489,130	1,142,269	1,479,395
Motor fuel—wholesale	240,874	260,066	629,536	805,785
Other (a)	12,433	10,203	31,220	31,569

Total revenue	$882,100	$966,417	$2,386,074	$2,923,081
Gross profit:
Merchandise	$66,307	$70,050	$195,219	$203,106
Motor fuel—retail	34,613	42,133	82,806	108,287
Motor fuel—wholesale	6,388	7,248	15,668	19,775
Other (a)	12,453	9,946	31,145	29,732

Total gross profit	$119,761	$129,377	$324,838	$360,900
Adjusted EBITDA (b):
Retail	$26,080	$32,812	$64,984	$85,125
Wholesale	8,272	6,202	16,356	15,832
Other	(1,245)	(1,778)	(4,065)	(5,093)

Total Adjusted EBITDA	$33,107	$37,236	$77,275	$95,864
Retail merchandise margin	33.0%	33.8%	33.5%	33.5%
Merchandise same store sales growth	4.0%	3.4%	4.8%	3.0%
Average per retail store per week:
Merchandise sales	$29.8	$30.5	$29.0	$29.7
Motor fuel gallons	26.5	27.5	27.0	27.5
Motor fuel gallons sold:
Retail	175,317	185,073	532,616	553,333
Wholesale	125,205	122,115	373,506	370,957
Average retail price of motor fuel	$2.44	$2.64	$2.14	$2.67
Motor fuel gross profit cents per gallon:
Retail	19.7 ¢	22.8 ¢	15.5 ¢	19.6 ¢
Wholesale	5.1 ¢	5.9 ¢	4.2 ¢	5.3 ¢

(a)	2009 reflects reclassifications in operating expense, other revenue and other gross profit.

(b)	We define EBITDA as net income attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our Senior Notes.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(in thousands)

Net income attributable to Susser Holdings Corporation	$6,503	$8,952	$7,737	$2,051
Depreciation, amortization and accretion	11,484	10,514	31,996	33,087
Interest expense, net	9,444	9,985	28,533	53,945
Income tax expense	3,823	7,563	5,430	4,021

EBITDA	31,254	37,014	73,696	93,104
Non-cash stock based compensation	923	140	2,509	1,771
Loss on disposal of assets	884	22	1,042	864
Other miscellaneous expense	46	60	28	125

Adjusted EBITDA	$33,107	$37,236	$77,275	$95,864

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	September 27, 2009	October 3, 2010
	(in thousands)

Net cash provided by operating activities	$50,086	$89,452
Changes in operating assets & liabilities	(7,221)	(26,533)
Loss on disposal of assets	(1,042)	(864)
Non-cash stock based compensation	(2,509)	(1,771)
Noncontrolling interest	(29)	(33)
Deferred income tax	(9)	(3,633)
Amortization of debt premium and discount, net	457	(31)
Early extinguishment of debt	—	(21,449)
Income taxes	5,430	4,021
Interest expense, net	28,533	53,945

EBITDA	73,696	93,104

Non-cash stock based compensation	2,509	1,771

Loss on disposal of assets	1,042	864
Other miscellaneous	28	125

Adjusted EBITDA	$77,275	$95,864

Refer to Note 15 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010
	(in thousands)
Operating income (loss)	$35,962	$55,466	$12,724	$12,359	$(6,929)	$(7,650)	$41,757	$60,175
Depreciation, amortization and accretion	27,974	28,852	3,638	3,384	384	851	31,996	33,087

Other miscellaneous	—	—	—	—	(28)	(125)	(28)	(125)
Noncontrolling interest	—	—	—	—	(29)	(33)	(29)	(33)

EBITDA	63,936	84,318	16,362	15,743	(6,602)	(6,957)	73,696	93,104
Non-cash stock based compensation	—	—	—	—	2,509	1,771	2,509	1,771
(Gain) loss on disposal of assets and impairment charge	1,048	807	(6)	89	—	(32)	1,042	864
Other operating expenses	—	—	—	—	28	125	28	125

Adjusted EBITDA	$64,984	$85,125	$16,356	$15,832	$(4,065)	$(5,093)	$77,275	$95,864

Third Quarter 2010 Compared to Third Quarter 2009

The following discussion of results for third quarter 2010 compared to third quarter 2009 compares the 13-week period of operations ended October 3, 2010 to the 13-week period of operations ended September 27, 2009. We added 15 retail stores in 2009 of which 12 opened during the third quarter and therefore did not contribute a full quarter’s results last year. In addition, we opened seven stores during the first nine months of 2010, four of which were in the third quarter.

Total Revenue. Total revenue for third quarter 2010 was $966.4 million, an increase of $84.3 million, or 9.6%, from 2009. The increase in total revenue was driven by a 14.4% increase in retail fuel revenue, an 8.0% increase in wholesale fuel revenue and an increase in merchandise sales of 2.9%, as further discussed below.

Total Gross Profit. Total gross profit for third quarter 2010 was $129.4 million, an increase of $9.6 million, or 8.0% over 2009. The increase was primarily due to the increase in retail fuel gross profit of $7.5 million, the increase in wholesale fuel gross profit of $0.9 million and the increase in merchandise gross profit of $3.7 million, as further described below. Included in these increases is the impact of new stores constructed or acquired during 2009 and 2010 ($2.2 million of growth in retail gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $207.0 million for third quarter 2010, a $5.8 million, or 2.9% increase over 2009. Our performance was due to a 3.4% merchandise same store sales increase, accounting for $6.6 million of the increase, with the balance due to new stores built or acquired in 2009 and 2010, partly offset by the sale of the seven Village Market grocery stores in May 2010. Merchandise same-store sales include foodservice sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were foodservice, beer, cigarettes and packaged drinks.

Merchandise gross profit was $70.0 million for the third quarter of 2010, a 5.6% increase over 2009, which was driven by the increase in merchandise sales and the increase in gross profit margin from 33.0% to 33.8%. A portion of the improvement is attributable to reduced shortage expense. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rental and car washes. If our margins did include other retail income from services, merchandise margins for the third quarter 2010 would have been 36.1%, an increase of 88 basis points from third quarter 2009. Key categories contributing to merchandise gross profit were foodservice, packaged drinks and cigarettes.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2010 were $489.1 million, an increase of $61.5 million, or 14.4% over 2009, primarily driven by an 8.4% increase in the average retail price of motor fuel and a 5.6% increase in retail gallons sold. We sold an average of 27,500 gallons per retail store per week, 3.9% more than last year. Retail motor fuel gross profit increased by $7.5 million or 21.7% over 2009 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 19.7 cents per gallon to 22.8 cents per gallon for 2009 and 2010, respectively. This increase in fuel margin increased retail fuel gross profit by $5.6 million. After deducting credit card fees, the net margin increased from 15.8 cents per gallon to 18.5 cents per gallon from third quarter 2009 to third quarter 2010.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter of 2010 were $260.1 million, an 8.0% increase over 2009. The increase was driven by a 10.7% increase in the wholesale selling price per gallon offset by a 2.5% decrease in gallons sold. Wholesale motor fuel gross profit of $7.2 million increased $0.9 million or 13.5% from 2009, due to a 16.3% increase in the gross profit per gallon from 5.1 cents per gallon to 5.9 cents per gallon (responsible for a $1.0 million increase) offset by the decrease in gallons.

Other Revenue and Gross Profit. Other revenue of $10.2 million for third quarter 2010 decreased by $2.2 million or 17.9% from 2009, with a 20.1% decrease in associated gross profit. This decrease was the result of recognizing $2.8 million in 2009 from sale of rights to operate dealer locations in connection with the Quick Stuff sites acquired.

Personnel Expense. For the third quarter of 2010, personnel expense increased $1.5 million, or 4.0% over 2009. The increase was primarily due to an additional $1.2 million accrual for bonus and discretionary match in our 401(k) plan, based on performance exceeding targets. In addition, $0.8 million was attributable to the new stores acquired and constructed during 2009 and 2010. Retail personnel expense as a percentage of merchandise sales, excluding the additional bonus and 401(k) match, improved from 18.8% in third quarter 2009 to 18.4% in third quarter 2010.

General and Administrative Expenses. For third quarter 2010, general and administrative expenses increased by $0.1 million, or 1.1% from 2009. The accrual of $0.8 million additional bonus expense in third quarter 2010 based on results against internal targets, was offset by a decrease in non-cash stock based compensation expenses, which were $0.9 million for the third quarter 2009 and $0.1 million for the third quarter 2010 due to forfeiture rate adjustments.

Other Operating Expenses. Other operating expenses increased by $1.2 million or 3.9% over 2009. The increase was primarily due to an increase in same store credit card expense of $0.8 million and an increase in maintenance expense of $1.2 million partly offset by a decrease in cash shortages, utilities, supplies and other operating costs. Credit card costs are directly related to the sales price of fuel. Other operating expenses for new stores accounted for $0.4 million of increased costs.

Rent Expense. Rent expense for third quarter 2010 of $11.0 million was $1.9 million or 20.5% higher than 2009 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for third quarter 2010 of $10.5 million was down $1.0 million or 8.5% from 2009 due to the sale of the seven Village Market grocery stores in May 2010, the adjustments to stores sold and leased back since September 2009, offset by additions to fixed assets.

Income from Operations. Income from operations for third quarter 2010 was $26.6 million, compared to $19.8 million for 2009. The increase is primarily attributed to higher retail and wholesale fuel margins ($6.6 million), and a $1.8 million increase in fuel gross profit due to higher retail gallons, partly offset by a $2.5 million decrease in other revenue and gross profit and higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for third quarter 2010 was $10.0 million, compared to $9.4 million for 2009. The increase was primarily attributed to increased debt.

Income Tax. The income tax expense accrued for third quarter 2010 was $7.6 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $7.1 million of income tax expense related to federal and state income tax. The income tax expense accrued for third quarter 2009 was $3.8 million, which consisted of $0.2 million of expense attributable to the Texas margin tax and $3.6 million of income tax expense related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial

Statements for further discussion of our income tax provision, including the recognition of $1.3 million of excess benefits related to stock compensation transactions.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the third quarter 2010 of $9.0 million, compared to net income attributable to Susser Holdings Corporation of $6.5 million for the third quarter of 2009. The increase was driven by the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for third quarter 2010 was $37.2 million, an increase of $4.1 million, or 12.5% compared to 2009. Retail segment Adjusted EBITDA of $32.8 million increased by $6.7 million, or 25.8% compared to 2009, primarily due to higher fuel margins slightly offset by increased operating expense. Wholesale segment Adjusted EBITDA of $6.2 million decreased by $2.1 million, or 25.0% from 2009, primarily due to cycling against the $2.8 million other revenue recognized in 2009. Other segment Adjusted EBITDA reflects net expenses of $1.8 million for the quarter, compared to $1.2 million for the same period in 2009, which primarily is due to the additional bonus accruals.

First Nine Months 2010 Compared to First Nine Months 2009

The following discussion of results for first nine months 2010 compared to first nine months 2009 compares the 39-week period of operations ended October 3, 2010 to the 39-week period of operations ended September 27, 2009. Our retail store count at October 3, 2010 was 525 compared to 527 at September 27, 2009.

Total Revenue. Total revenue for first nine months 2010 was $2.9 billion, an increase of $537.0 million, or 22.5%, from 2009. The increase in total revenue was driven by a 29.5% increase in retail fuel revenue, a 28.0% increase in wholesale fuel revenue and an increase in merchandise sales of 4.0%, as further discussed below.

Total Gross Profit. Total gross profit for first nine months 2010 was $360.9 million, an increase of $36.1 million, or 11.1% over 2009. The increase was primarily due to the increase in retail fuel gross profit of $25.5 million, the increase in wholesale fuel gross profit of $4.1 million and the increase in merchandise gross profit of $7.9 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2009 and 2010 ($7.5 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $606.3 million for first nine months 2010, a $23.3 million, or 4.0% increase over 2009. Our performance was due to a 3.0% merchandise same store sales increase, accounting for $17.2 million of the increase, with the balance due to new stores built or acquired in the last 12 months, partly offset by the sale of the seven Village Market grocery stores in May 2010. Merchandise same-store sales include foodservice sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were beer, cigarettes, foodservice and tobacco.

Merchandise gross profit was $203.1 million for the first nine months of 2010, a 4.0% increase over 2009, which was driven by the increase in merchandise sales. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes. Key categories contributing to the increase were cigarettes, foodservice and beer.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2010 were $1.5 billion, an increase of $337.1 million, or 29.5% over 2009, primarily driven by a 24.7% increase in the average retail price of motor fuel and a 3.9% increase in retail gallons sold. We sold an average of 27,500 gallons per retail store per week, 1.8% more than last year. Retail motor fuel gross profit increased by $25.5 million or 30.8% over 2009 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 15.6 cents per gallon to 19.6 cents per gallon for 2009 and 2010, respectively. This increase in fuel margin increased retail fuel gross profit by $22.3 million. After deducting credit card fees, the net margin increased from 12.1 cents per gallon to 15.3 cents per gallon from first nine months 2009 to first nine months 2010.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the first nine months of 2010 were $805.8 million, a 28.0% increase over 2009. The increase was driven by a 28.9% increase in the wholesale selling price per gallon, slightly offset by the decrease in gallons of 2.5 million. Wholesale motor fuel gross profit of $19.8 million increased $4.1 million or 26.2% from 2009, due to a 27.1% increase in the gross profit per gallon from 4.2 cents per gallon to 5.3 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $31.6 million for first nine months 2010 increased by $0.3 million or 1.1% from 2009, with a decrease of $1.4 million or 4.5% in associated gross profit. This decrease was the result of recognizing $2.8 million in third quarter of 2009 from sale of rights to operate dealer locations in connection with the Quick Stuff sites acquired.

Personnel Expense. For the first nine months of 2010, personnel expense increased $2.1 million or 1.9% over 2009. Of the increase in personnel expense, $2.7 million was attributable to the new stores acquired and constructed during 2009 and 2010. Included in personnel expense is $1.3 million incremental bonus and 401(k) discretionary match accrual, based on year-to-date financial performance higher than internal targets. Excluding this additional expense, and despite increases to the minimum wage in July 2009 and increased health care costs, personnel expense in existing stores decreased due to focused efforts on labor usage and overtime management. The retail division store personnel expenses, excluding the incremental bonus/401(k) match, were 18.3% to merchandise sales, a 60 basis point decrease from the first nine months 2009.

General and Administrative Expenses. For first nine months 2010, general and administrative expenses increased by $1.8 million, or 6.8% from 2009, primarily due to an increased bonus/401(k) match accrual in 2010 of $2.4 million. Total bonus/401(k) match expense for the first nine months of 2010 was $6.6 million versus $1.5 million for the same period in 2009. G&A expenses include non-cash stock based compensation expenses which were $1.8 million for the first nine months of 2010 and $2.5 million for 2009.

Other Operating Expenses. Other operating expenses increased by $8.4 million or 9.7% over 2009. The increase was primarily due to an increase in credit card expense of $5.4 million from 2009 and an increase in maintenance expense of $2.8 million. Credit card costs are directly related to the cost of fuel. Operating expenses for new stores accounted for $1.3 million of increased costs.

Rent Expense. Rent expense for first nine months 2010 of $31.6 million was $4.4 million or 16.3% higher than 2009 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first nine months 2010 of $33.1 million increased $1.1 million or 3.4% from 2009, primarily related to an increase in depreciable assets.

Income from Operations. Income from operations for first nine months 2010 was $60.2 million, compared to $41.8 million for 2009. The increase is primarily attributed to the higher gross profit partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for first nine months 2010 was $53.9 million, compared to $28.5 million for first nine months 2009. The increase was primarily due to $24.2 million non-recurring charges related to the refinancing completed in May 2010, as follows (in millions):

Call Premium on redemption of 10 5/8% notes (cash)	$15.9
Cancel interest rate swap on term loan (cash)	1.0
Interest overlap on old and new notes from May 7 to May 27 (cash)	1.8
Write off unamortized premium and loan costs on redeemed debt (non-cash)	5.5

Total non-recurring charges	24.2
Tax effect at 35%	8.5

After-tax impact of non-recurring charges	$15.7

Income Tax. The income tax expense accrued for first nine months 2010 was $4.0 million, which consisted of $1.5 million of expense attributable to the Texas margin tax and $3.5 million of income tax expense related to federal and state income tax. The income tax expense accrued for first nine months 2009 was $5.4 million, which consisted of $1.1 million of expense attributable to the Texas margin tax and $4.3 million of income tax benefit related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial

Statements for further discussion of our income tax provision, including the recognition of $1.3 million of excess benefits related to stock compensation transactions.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first nine months 2010 of $2.1 million, compared to net income attributable to Susser Holdings Corporation of $7.7 million for 2009. The decrease is primarily due to the non-recurring interest charges related to the May 2010 refinancing. Excluding these non-recurring charges ($15.7 million after tax) we would have reported net income of $17.8 million.

Adjusted EBITDA. Adjusted EBITDA for first nine months 2010 was $95.9 million, an increase of $18.6 million, or 24.1% compared to 2009. Retail segment Adjusted EBITDA of $85.1 million increased by $20.1 million, or 31.0% compared to 2009, primarily due to higher gross profit slightly offset by increased operating expenses, as discussed above. Wholesale segment Adjusted EBITDA of $15.8 million decreased by $0.5 million, or 3.2% from 2009 primarily due to cycling against the $2.8 million other revenue recognized in 2009. Other segment Adjusted EBITDA reflects net expenses of $5.1 million for first nine months of 2010 compared to $4.1 million for the same period in 2009, which is primarily due to the additional bonus accrual in 2010.

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

Cash flows from operations were $89.5 million and $50.1 million for the first nine months of 2010 and 2009, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $63.7 million of cash and cash equivalents on hand at October 3, 2010 compared to $10.5 million at September 27, 2009, and $18.0 million at January 3, 2010, of which $5.2 million was restricted at January 3, 2010 and October 3, 2010.

Capital Expenditures. Capital expenditures, before any sale/leasebacks were $54.1 million and $52.4 million during the first nine months of 2010 and 2009, respectively. We opened seven new retail stores through October 3, 2010, four of which were in the third quarter. We sold the seven Village Market grocery stores in May 2010, bringing our store count to 525 at the end of the third quarter. We have opened three additional retail stores and closed one retail store to date in the fourth quarter and currently have another five stores under construction. We received proceeds of $17.0 million from sale-leaseback transactions during the first nine months of 2010.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended October 3, 2010	Nine Months Ended October 3, 2010
Retail Stores:
Number at beginning of period	521	525
New stores	4	7
Closed stores	0	(7)

Number at end of period	525	525

Wholesale dealer locations:
Number at beginning of period	387	390
New locations	3	8
Closed stores	(7)	(15)

Number at end of period	383	383

Subsequent to the end of the quarter, we completed the acquisition of 39 long-term fuel supply agreements to wholesale dealer sites in Texas and Oklahoma. As part of the transaction, we also acquired one retail convenience store in September, which will be rebranded to Stripes® and is included in the new retail store counts above. The transaction was funded with cash. Terms were not disclosed and the transaction value was not material.

During fiscal 2010, we plan to invest approximately $45 to $65 million (net of anticipated lease financing and asset sales) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2010, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program, our planned rebranding of the Town & Country stores, or other discretionary capital spending.

Cash Flows from Financing Activities. At October 3, 2010, our outstanding debt was $435.9 million, excluding $4.7 million unamortized issuance discount. We completed a refinancing of substantially all of our debt in May 2010 which allowed us to reduce the coupon on our unsecured bonds, reduce total principal and interest payments, extend maturities, increase the amount of unencumbered assets and increase flexibility for future operations and growth. As part of that refinancing we redeemed and discharged all outstanding 10  5/8% senior unsecured notes due 2013, we issued $425 million in 8.5% senior unsecured notes due 2016 and we amended and restated our credit facility to, among other things, cancel the term loan facility (of which $89.3 million was outstanding), extend the maturity date to May 2014, add a $40 million facility increase option and modify and, in some cases, reduce covenant requirements. For more information regarding the refinancing, including the terms of the 2016 Notes and the credit facility, please refer to Note 8 of the accompanying Notes to Consolidated Financial Statements.

As of October 3, 2010, we had no outstanding borrowings under the revolving credit facility and $17.1 million in standby letters of credit. Our borrowing base in effect at October 3, 2010, allowed a maximum borrowing, including outstanding letters of credit, of $118.1 million. Our unused availability on the revolver at October 3, 2010 was $101.0 million. Our unrestricted cash on our balance sheet was $58.5 million and total debt was $431.3 million, leaving debt net of cash of $372.8 million as of October 3, 2010.

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

Contractual Obligations and Commitments

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	October 3, 2010
	Fee	Leased
Operating sites:
Retail	237	288
Wholesale	49	30

Total	286	318

Office locations	4	3
Properties currently under construction	7	—
Properties held for future development	24	—
Income producing properties	6	7
Surplus properties	43	0

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

	2008							2009						2010
	(dollars and gallons in thousands; except per share amounts)
	1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR(c)	1st QTR	2nd QTR	3rd QTR
Merchandise sales	$168,771	$187,870		$189,272		$183,944		$181,919	$199,940		$201,190		$201,375	$191,038	$208,276	$207,018
Motor fuel sales:

Retail	519,797	618,037		619,692		393,201		322,072	392,593		427,603		463,266	478,619	511,646	489,130
Wholesale	302,595	415,179		396,952		208,769		167,327	221,336		240,874		246,388	258,195	287,524	260,066
Other income(a)	9,543	9,376		8,253		9,394		9,490	9,297		12,433		10,205	10,273	11,093	10,203

Total revenue	1,000,706	1,230,462		1,214,169		795,308		680,808	823,166		882,100		921,234	938,125	1,018,539	966,417

Merchandise gross profit	56,668	64,416		65,966		63,592		62,416	66,496		66,307		65,865	62,383	70,673	70,050
Motor fuel gross profit:
Retail	20,257	32,165		36,402		31,732		21,204	26,988		34,613		22,216	20,291	45,863	42,133
Wholesale	5,580	7,429		8,888		9,037		4,251	5,030		6,388		4,538	5,028	7,499	7,248
Other gross profit(a)	9,103	8,837		7,921		9,417		9,390	9,302		12,453		9,922	9,919	9,867	9,946

Total gross profit	91,608	112,847		119,177		113,778		97,261	107,816		119,761		102,541	97,621	133,902	129,377
Income from operations	4,972	20,291		21,137		19,499		8,541	13,390		19,826		313	1,692	31,912	26,571
Net income (loss) attributable to Susser Holdings Corporation	$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165		$6,503		$(5,669)	$(4,985)	$(1,916)	$8,952
Earnings (loss) per common share:
Basic	$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.53
Diluted	$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.52

Merchandise margin, net	33.6%	34.3%		34.9%		34.6%		34.3%	33.3%		33.0%		32.7%	32.7%	33.9%	33.8%
Fuel gallons:
Retail	169,313	165,113		163,399		179,483		179,412	177,887		175,317		187,033	183,068	185,192	185,073
Wholesale	114,110	124,329		122,318		125,759		122,469	125,832		125,205		121,314	120,013	128,829	122,115

Motor fuel margin:
Retail (b)	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢	24.8 ¢	22.8	¢
Wholesale	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢	5.8 ¢	5.9	¢

(a)	Reflects reclassifications in operating expense, other income, and other gross profit in 2008 and 2009.
(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(c)	Includes 14 weeks of operation.

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

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of October 3, 2010
(See Note 7).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at October 3, 2010. As part of the debt refinancing which occurred on May 7, 2010 (See Note 8), we repaid our term facility and therefore had no balance outstanding on that facility at the end of the quarter. We had $10.9 million outstanding in other notes payable that is subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at October 3, 2010 would be to change interest expense by approximately $0.1million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2010

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