Form 10-K
period 2011-01-02
Susser Holdings CORP
filed 2011-03-18
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: January 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of July 4, 2010 was $92,214,757

As of March 11, 2011 there were issued and outstanding 17,436,234 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2011	Part III

SUSSER HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

General

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of January 2, 2011, our retail segment operated 526 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. For the fiscal year ended January 2, 2011, we purchased 1.2 billion gallons of branded and unbranded motor fuel from refiners for distribution to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and other end users. We believe our unique retail/wholesale business model, scale, foodservice and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for long-term growth in sales and profitability.

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

References in this annual report to “Susser,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2010” are to the 52 weeks ending January 2, 2011; references to “2009” are to the 53 weeks ending January 3, 2010; references to “2008” are to the 52 weeks ending December 28, 2008.

History

The Susser family entered the motor fuel retailing and distribution business in the 1930’s. Sam L. Susser, our President and Chief Executive Officer, joined us in 1988, when we operated five stores and had revenues of $8.4 million. We have demonstrated a strong track record of internal growth and ability to successfully integrate acquisitions in both the retail convenience store and wholesale fuel distribution segments, completing 12 significant acquisitions since 1988. We have also constructed 105 large-format convenience stores since 1999 and developed our propriety Laredo Taco Company foodservice concept. On October 24, 2006, we completed an initial public offering, or “IPO” of our common stock, broadening our ownership base with new public stockholders.

Retail Operations

As of January 2, 2011, our retail segment operated 526 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, foodservice, motor fuel and other services. Our convenience stores operate under our proprietary Stripes® brand, with the exception of 24 acquired stores that will be rebranded to Stripes® during the first three or four months of 2011. Our business experiences substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. Historically, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

The retail segment produced revenues and gross profit of $2,823.9 million and $436.8 million, respectively, for fiscal 2010 and had total assets of $784.3 million as of January 2, 2011. For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 Segment Reporting.” The following table sets forth retail revenues and gross profit for 2010.

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise (excluding food service)	$640,105	22.7%	$186,780	42.8%
Foodservice	166,147	5.9	83,903	19.2

Total merchandise	806,252	28.6	270,683	62.0
Other	30,542	1.0	30,542	7.0
Motor fuel	1,987,072	70.4	135,611	31.0

Total	$2,823,866	100.0%	$436,836	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011
	(dollars in thousands)
Merchandise sales	$365,343	$444,218	$729,857	$784,424	$806,252
Average merchandise sales per store per week	$22.0	$24.4	$27.6	$28.6	$29.6
Merchandise same store sales growth(1)(2)	6.1%	7.7%	6.6%	3.3%	4.0%
Merchandise margin, net of shortages	32.6%	32.5%	34.3%	33.3%	33.6%

(1)	Adjusted to eliminate the impact of the 53rd week in 2009.
(2)	We include a store in the same store sales base in its thirteenth full month of our operation.

We stock 2,500 to 3,000 merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed numerous proprietary offerings and private label items unique to our stores, including Laredo Taco Company® restaurants, Café de la Casa® custom blended coffee, Slush Monkey® frozen carbonated beverages, Quake® energy drink, Thunderstick® meat snacks, Smokin’ Barrel® beef jerky, Monkey Loco® candies, Monkey Juice® and our Royal® brand cigarettes. Most of these proprietary offerings and private label items, along with our prominent fountain drink offering, generate higher gross margins than our non-proprietary merchandise average, and we emphasize these offerings in our marketing campaigns. We own and operate ATM, pay telephone and proprietary money order systems in most of our stores and also provide other services such as lottery, prepaid telephone cards and wireless services, movie rental and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 38 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products.

As of January 2, 2011, 313 of our stores featured in-store restaurants allowing us to make fresh food on the premises daily. Laredo Taco Company® is our in-house, proprietary restaurant operation featuring breakfast and lunch tacos, fried and rotisserie chicken and other hot food offerings targeted to the local populations in the markets we serve. We also operate 23 Subway and four Godfather franchises, some of which are co-located with our proprietary restaurant. These prepared food offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We continue to drive same store restaurant sales growth and transaction count by fine-tuning our menus and our hours of operation.

Our retail segment merchandise category sales for the periods presented are as follows:

	Year Ended
	December 28, 2008		January 3, 2010		January 2, 2011
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(dollars in millions)
Foodservice	$148.3	20.3%	$157.7	20.1%	$166.2	20.6%
Cigarettes	136.5	18.7	154.8	19.7	163.0	20.2
Beer	128.0	17.5	139.0	17.8	145.8	18.1
Packaged drinks	112.9	15.5	124.7	15.9	128.2	15.9
Snacks	42.0	5.8	46.3	5.9	48.7	6.1
Candy	24.4	3.3	27.6	3.5	29.3	3.6
Nonfoods	24.1	3.3	24.5	3.1	24.5	3.0
Other	113.7	15.6	109.8	14.0	100.6	12.5

Total	$729.9	100.0%	$784.4	100.0%	$806.3	100.0%

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to substantially all of our retail stores. In January 2011, we entered into a new two-year agreement with three one-year renewal options. We purchase most of our restaurant products and ingredients from Labatt Food Service LLC, or Labatt, and in January 2011 entered into a new three-year agreement with two one-year renewal options. All merchandise is delivered directly to our stores by McLane, Labatt or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry significant levels of customer receivables in the retail segment.

Retail Motor Fuel Operations. We offer Chevron, Conoco, Exxon, Phillips 66, Shamrock, Shell, Stripes, Texaco and Valero branded motor fuel at 522 of our convenience stores, approximately 60% of which were branded under the Valero name as of January 2, 2011. We purchase substantially all of our motor fuel from our wholesale segment at a price reflecting product cost plus transportation cost. Most fuel is purchased by the load as needed to replenish supply at the stores.

Our retail fuel margins per gallon are negatively impacted by the saturation of hypermarkets in the markets we serve. From 1996 to 2000, our motor fuel gross profit declined by approximately four cents per gallon compared to the preceding five-year period, reflecting this competitive environment. To address this trend, since 1999, we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure while improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage, have positioned us to effectively compete with these hypermarkets. As the company grows, we are able to benefit from our more favorable procurement costs, economies of scale and geographic diversification. Credit card costs are an increasing factor to the business and their cost is highly correlated to the retail price of fuel. For the last five years, our annual retail fuel margins per gallon have ranged from 13.7 cents to 18.4 cents. After deducting credit card costs, our retail fuel margins per gallon have ranged from 10.8 cents to 14.1 cents for this same period.

The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Year Ended
	December 31, 2006		December 30, 2007		December 28, 2008		January 3, 2010		January 2, 2011
	(dollars and gallons in thousands)
Motor fuel sales	$953,004		$1,211,751		$2,150,727		$1,605,534		$1,987,072
Motor fuel gallons sold	395,338		456,527		677,308		719,649		735,763
Average gallons sold per store per week	23.9		25.4		26.1		26.7		27.3
Average retail price per gallon(1)	$2.41		$2.65		$3.18		$2.23		$2.70
Retail gross profit cents per gallon(2)	13.7	¢	14.8	¢	17.8	¢	14.6	¢	18.4	¢
Credit card cents per gallon	2.9	¢	3.3	¢	4.2	¢	3.5	¢	4.4	¢
Stores selling motor fuel (average)	318		346		500		509		518

(1)	Includes excise tax.
(2)	Before the cost of credit cards, fuel maintenance and environmental expenses.

Store Locations. As of January 2, 2011, we operated 526 stores, 478 of which were in Texas, 29 of which were in New Mexico, and 19 of which were in Oklahoma. Approximately 80% of our stores are open 24 hours a day, 365 days a year. All but four stores sell motor fuel. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 99% of our convenience stores are freestanding facilities, which average 3,400 square feet. The 99 stores we have built since January 2000 average approximately 4,900 square feet and are built on large lots with much larger motor fueling and parking facilities.

The following table provides the regional distribution of our retail stores as of January 2, 2011:

Region	Number of Stores
Rio Grande Valley(1)	168
Corpus Christi(2)	102
San Angelo/Central Texas(3)	60
Lubbock	40
Laredo	40
Midland/Odessa	36
Eastern New Mexico	29
Texoma(4)	26
Victoria	16
Houston	9

Total	526

(1)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.
(2)	Includes surrounding areas.
(3)	Includes San Angelo, Fredericksburg, Kerrville, Abilene, Ozona and Sonora.
(4)	Includes Wichita Falls, Texas and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011
Number of stores at beginning of period	319	325	504	512	525
New stores constructed	9	17	8	7	12
Acquired stores(1)	7	169	4	8	2
Closed, relocated or divested stores(2)	(10)	(7)	(4)	(2)	(13)

Number of stores at end of period	325	504	512	525	526

(1)	Acquired 168 stores from TCFS Holdings, Inc. in November 2007.
(2)	Included in closures for 2010 are the divestiture of seven grocery stores that were acquired from TCFS Holdings, Inc. in 2007, and the conversion of three stores to wholesale dealer-operated that had been acquired from Jack in the Box, Inc. in 2009.

Technology and Store Automation. All of our retail convenience stores use computerized management information systems, including point-of-sale scanning that are designed to improve operating efficiencies, streamline back office functions, provide corporate management with timely access to financial and marketing data, reduce store level and corporate administrative expenses and control shortage. Our information systems platform is highly scalable, which allows new stores to be quickly integrated into our system-wide reporting.

Our management information systems obtain detailed store level sales and volume data on a daily basis and generate gross margin, payroll and store contribution data on a weekly basis. We utilize price scanning and electronic point-of-sale, or EPOS, technology in all of our retail convenience stores supported by on-site computers that are networked to our central servers and back office.

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, payroll and trend reports, are supported by a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing and merchandising strategies, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. We utilize automated systems for financial reporting, category management, fuel pricing, maintenance, human resources/payroll and fixed asset management. We also leverage our information technology and finance systems to manage proprietary money order, payphone and ATM networks. The Company maintains its servers at multiple locations and continuously reviews and updates its disaster recovery plans.

Wholesale Operations

Wholesale Motor Fuel Distribution. We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of combined retail and wholesale motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. Our wholesale motor fuel segment purchases branded and unbranded motor fuel from refiners and distributes it to: (i) our retail convenience stores; (ii) over 430 contracted independent operators of convenience stores, which we refer to as “dealers”; and (iii) unbranded convenience stores and other end users. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe we are among the largest distributors of Valero and Chevron branded motor fuel in the United States, and we also distribute CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. For the year ended January 2, 2011, we supplied 735.8 million gallons of motor fuel to our retail stores and 494.2 million gallons of motor fuel to other customers. We receive a fixed fee per gallon on approximately 80% of our third-party wholesale gallons sold, which reduces the overall variability of our fuel margins and our financial results. The wholesale segment produced third-party revenues and gross profit of $1,104.2 million and $36.1 million, respectively, for fiscal 2010. The wholesale segment had total assets of $106.8 million as of January 2, 2011. For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 Segment Reporting.”

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Year Ended January 2, 2011
	Gallons in thousands	% of Total
Our retail stores	735,763	59.8%
Contracted dealers	354,300	28.8
Other end users	139,909	11.4

Total	1,229,972	100.0%

No individual third-party customer is material. The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment) for the last five years:

	Year Ended
	December 31, 2006		December 30, 2007		December 28, 2008		January 3, 2010		January 2, 2011
Motor fuel sales (in thousands)(1)	$923,637		$1,035,469		$1,323,495		$875,925		$1,094,279
Motor fuel gallons sold (in thousands)	450,972		465,186		486,516		494,821		494,209
Average wholesale price per gallon(1)	$2.05		$2.23		$2.72		$1.77		$2.21
Wholesale gross profit cents per gallon(2)	5.6	¢	5.5	¢	6.4	¢	4.1	¢	5.3	¢

(1)	Excludes excise tax.
(2)	After the Company’s portion of credit card fees, but before maintenance and environmental expenses.

Distribution Network. As of January 2, 2011, our wholesale motor fuel distribution locations consisted of 431 dealer locations under long-term contracts. We also supply unbranded fuel to numerous other customers including unbranded convenience stores, unattended fueling facilities and other end users.

The following table provides the regional distribution of our wholesale dealers as of January 2, 2011:

Region	Number of Dealers
Houston MSA	320
South Texas	28
San Antonio/Austin	66
DFW/East Texas/Louisiana	17

Total	431

The following table provides a history of our dealer location openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011
Number of dealer locations at beginning of period	346	367	387	372	390
New locations	30	30	27	34	59
Closed or divested locations	(9)	(10)	(42)	(16)	(18)

Number of dealer locations at end of period	367	387	372	390	431

Arrangements with Dealers. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. We maintain minimal consignment inventories consisting of fuel inventory at 85 dealer locations as of January 2, 2011. We may provide credit terms to wholesale customers, which are generally seven to ten days.

The following table describes the percentage of gallons sold by us to dealers, attributable to supply agreements and consignment arrangements for fiscal 2010:

	Gallons in Thousands	% of Total Dealer Volume
Supply agreements	248,227	70.1%
Consignment arrangements	106,073	29.9

Total dealer gallons	354,300	100.0%

In addition to motor fuel supply, we offer dealers the opportunity to participate in merchandise purchase and promotional programs we arrange with vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop these purchase and promotional programs provides us with an advantage over other distributors when recruiting new dealers into our network.

As an incentive to dealers, we may provide store equipment or motor fuel distribution equipment for use at designated sites. Generally, this equipment is provided to the dealer on the condition that the dealer continues to comply with the terms of its supply agreement with us. We typically own and depreciate these assets on our books.

Supplier Arrangements. We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell, Texaco and Valero brands to our retail convenience stores and to our independently operated contracted dealer sites within our wholesale network. Branded motor fuels are purchased from major oil companies under supply agreements. We also purchase unbranded motor fuel for distribution either on a spot or a rack basis.

For fiscal 2010, Valero supplied approximately 40% and Chevron supplied approximately 15% of our consolidated motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been distributors for Chevron since 1996 and our current contract with Chevron expires August 2011. We do not anticipate any issues in the negotiation of a new or renewed contract with Chevron. We purchase the motor fuel at the supplier’s applicable price per terminal which typically changes on a daily basis. Each supply agreement generally has an initial term of three years. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, compliance with supplier’s requirements, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligate the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess of that agreed upon amount is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. Moreover, in some cases, our supply agreements provide that motor fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded motor fuel.

We generally arrange for a third-party transportation provider to take delivery of the motor fuel at the terminal and deliver it to the appropriate sites in our distribution network. In addition to 10-15 third-party carriers, we also operate a fleet of 28 fuel transportation vehicles which deliver fuel to many of our convenience stores in West Texas, New Mexico and to dealer sites in Houston, Texas. We also periodically purchase bulk fuel at the Houston Ship Channel and transport it by pipeline to terminals in our market area. In this case, we take title to the fuel when it enters the pipeline, and we have typically hedged our price risk on this inventory by purchasing derivatives. During 2010, bulk fuel purchases were immaterial to our total fuel purchases.

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

Other Operations

We formed Applied Petroleum Technologies, Ltd. (“APT”) in June 1994. Headquartered in Corpus Christi, APT manages our environmental, maintenance and construction activities. In addition, APT sells and installs motor fuel pumps and tanks and also provides a broad range of environmental consulting services, such as hydrocarbon remediation and Phase I and II site assessments for our stores and for a limited number of external customers. APT employs geologists, hydrogeologists and technicians licensed to oversee the installation and removal of underground storage tank systems. APT’s revenues and net income are not material to Susser, and are included in “all other” in our segment reporting disclosures included in our audited consolidated financial statements.

Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, hypermarkets and local restaurants. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety. Over the past fifteen years, many non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers, drugstores and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. We have employed several strategies to counteract the impact of competition from these non-traditional retailers including 1) focusing our new store development on larger format stores, which helps drive additional volume, 2) adding more immediately consumable products such as foodservice and cold beverages, and 3) emphasizing the convenient quick service aspect of our stores which cannot be filled by the hypermarkets and supermarkets. We plan to continue to focus on ways to differentiate our offerings from other convenience stores as well as other retail formats.

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

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trademarks, trade names and service marks for use in our business, including Stripes®, Laredo Taco Company® (proprietary foodservice) and Café de la Casa® (custom coffee blend). We are not aware of any facts which would negatively affect our continuing use of any of the above trademarks, trade names or service marks.

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

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $2.1 million on these compliance activities for the fiscal year ended January 2, 2011. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs. We recorded expenses of $0.2 million during fiscal 2010 for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2010 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued solvency of each fund.

Environmental Reserves. As of January 2, 2011, Susser had environmental reserves of $1.8 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks, at approximately 57 currently and formerly owned and operated sites. Approximately $1.1 million of the total environmental reserve is for the investigation and remediation of contamination at 14 of these sites, for which we estimate we will receive approximately $0.9 million in reimbursement from the Texas Petroleum Storage Tank Remediation fund. An additional 16 sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserves and may or may not have responsibility for contamination. Reimbursement will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011. The remaining reserve of $0.7 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 22 additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. There are 5 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites, in which case we could incur additional costs of approximately $0.2 million. We have additional reserves of $4.0 million that represent our estimate for future asset retirement obligations for underground storage tanks.

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

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates. In January 2014, as an employer with greater than 50 employees, we expect to be in a system of mandated health insurance, which could affect our results of operations.

Employees

As of January 2, 2011, we employed 7,165 persons, of which approximately 79% were full-time employees. Approximately 91% of our employees work in our retail stores, approximately 2% in our wholesale segment and 7% in our corporate or field offices. Our corporate office and retail segment are headquartered in Corpus Christi, Texas. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston, Texas and employs dealer brand managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

The following table sets forth the names and ages (as of March 1, 2011) of each of our executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	47	President, Chief Executive Officer and Director
E.V. Bonner, Jr.	55	Executive Vice President, Secretary and General Counsel
Steven C. DeSutter	57	Executive Vice President and President/Chief Executive Officer – Retail Operations
Rocky B. Dewbre	45	Executive Vice President and President/Chief Operating Officer – Wholesale
Mary E. Sullivan	54	Executive Vice President, Chief Financial Officer and Treasurer

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

Steven C. DeSutter has served as Executive Vice President of the Company and President and Chief Executive Officer of Retail Operations since June 2008. Prior to joining the Company, Mr. DeSutter served as Executive Vice President of TurnWorks, Inc., a business advisory and private equity firm, from September 2006 to June 2008 where in an advisory role he also served as Interim Executive Vice President of Operations for QIP Holder, LLC (parent company of Quiznos, a multinational sandwich franchise) from July 2007 to January 2008. Prior to that, Mr. DeSutter was with Burger King Corporation where he served as Executive Vice President and President of Europe and Middle East operations from December 2005 to August 2006, EVP and President of Europe, Middle East and Asia Pacific from December 2004 to November 2005, and Senior Vice President Corporate Communications from August 2004 to November 2004. Prior to joining Burger King, Mr. DeSutter was Senior Vice President with TurnWorks, Inc. from July 2001 until July 2004. Mr. DeSutter began his career at British Petroleum, where he worked in a variety of different operations, marketing and finance roles during his 18 years at the company.

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

Mary E. Sullivan has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2005 and as our Vice President of Finance from February 2000 to 2005. Prior to joining us in 2000, Ms. Sullivan served as Director of Finance for the City of Corpus Christi from 1999 to 2000. Ms. Sullivan’s previous experience includes serving as the Controller and member of the board of directors of Elementis Chromium, a producer of chromium chemicals, from 1993 to 1999, and various positions with Central Power and Light Company, culminating in Treasurer, over the 13 year period from 1979 to 1992.

Item 1A.	Risk Factors

The convenience store industry is highly competitive and impacted by new entrants and our failure to effectively compete could result in lower sales and lower margins.

The geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past 15 years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.

Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our profitability.

For the fiscal year ended January 2, 2011, our motor fuel revenue accounted for 78.4% of total revenues and our motor fuel gross profit accounted for 34.2% of total gross profit. For the fiscal year ended January 2, 2011, motor fuel accounted for 31.0% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact our revenues and profitability.

For the fiscal year ended January 2, 2011, sales of cigarettes accounted for approximately 6.2% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. The Texas legislature increased cigarette taxes by $1 per pack, effective January 1, 2007, and a Federal tax increase of $0.62 per pack was effective April 1, 2009. We subsequently experienced a lower volume of carton sales of cigarettes after each increase. We cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

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

The operation of our stores in close proximity to our dealers’ stores may result in direct competition which may affect our relationship with our dealers.

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

Approximately one-third of our stores are located on the Texas gulf coast. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities, our communications networks, or our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. If warmer temperatures, or other climate changes, lead to changes in extreme weather events (increased frequency, duration and severity), these weather-related risks could become more pronounced. Any weather-related catastrophe or disruption could have a material adverse effect on our business and results of operations, potentially causing losses beyond the limits of the insurance we currently carry.

Our concentration of stores along the U.S.-Mexico border increases our exposure to certain cross-border risks that could adversely affect our business and financial condition by lowering our sales revenues.

More than one-third of our convenience stores are located in close proximity to Mexico. These stores rely heavily upon cross-border traffic and commerce to drive sales volumes. Sales volumes at these stores could be impaired by a number of cross-border risks, any one of which could have a material adverse effect on our business and results of operations, including the following:

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

We believe we are in material compliance with applicable environmental requirements; however, we cannot ensure that violations of these requirements will not occur. Although we have a comprehensive environmental, health and safety program, we may not have identified all of the environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or a material environmental expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire.

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

We store motor fuel in underground and above ground storage tanks. Additionally, we transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

Pending or future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we are frequently party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate our financial condition and results of operations could be adversely affected.

Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. For example, various petroleum marketing retailers, distributors and refiners are currently defending class-action claims alleging that the sale of unadjusted volumes of fuel in temperatures in excess of 60 degrees Fahrenheit violates various state consumer protection laws due to the expansion of the fuel with the increase of fuel temperatures. Additionally, in recent years several retailers have experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry. In recent years, retailers have also increasingly become targets of certain types of patent litigation by “non practicing entities” who acquire intellectual property rights solely for purposes of instituting mass litigation. While industry-specific or class action litigation of this type is less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our financial condition and results of operation.

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

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, health or other issues that could cause consumers to avoid our restaurants.

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

It is critical to our reputation that we maintain a consistent level of high quality at our restaurants and other franchise or fast food offerings. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially and adversely affect the operating results of some or all of our stores and harm our Laredo Taco Company® and /or Stripes® brands.

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

We depend on two principal suppliers for a substantial portion of our merchandise inventory and our restaurant products and ingredients. A disruption in supply or a change in either relationship could have a material adverse effect on our business.

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane. McLane has been a supplier of ours since 1992. We have a contract with McLane until December 2012, plus three additional one-year renewal options. However, the agreement may be terminated by either party upon six months notice. Similarly, we purchase most of our restaurant products and ingredients from Labatt, pursuant to an agreement that lasts through December 2013, with two additional one-year renewal options. A disruption in supply or a significant change in our relationship with either of these suppliers could have a material adverse effect on our business and results of operations.

We currently depend on two principal suppliers for the majority of our motor fuel. A disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.

For the fiscal year ended January 2, 2011, Valero supplied approximately 40% of our motor fuel purchases and Chevron supplied approximately 15% of our motor fuel purchases. A disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business and results of operation.

We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations and product purchases.

Our business is impacted by the availability of trade credit to fund fuel and merchandise purchases. An actual or perceived downgrade in our liquidity or operations (including any credit rating downgrade by a rating agency) could cause our suppliers or vendors to seek credit support in the form of additional collateral, limit the extension of trade credit, or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity or results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we could be adversely affected were we to lose key members of our senior management team.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. In addition, other than Sam L. Susser, we do not maintain key man life insurance on our senior executives and other key employees. Further, we do not presently have a policy that limits the number of executives traveling together in the same vehicle or airplane.

We compete with other businesses in our market with respect to attracting and retaining qualified employees.

Our continued success depends on our ability to attract and retain qualified personnel in all areas of our business. We compete with other businesses in our market with respect to attracting and retaining qualified employees. A tight labor market, increased overtime and a higher full-time employee ratio may cause labor costs to increase. A shortage of qualified employees may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to customers. We are especially vulnerable to labor shortages in oil and gas drilling areas when energy prices are high by historical standards.

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

Our substantial indebtedness may impair our financial condition.

On January 2, 2011, we had $435.8 million in outstanding indebtedness. Our substantial indebtedness could have important consequences, including:

•	Making it more difficult for us to satisfy our obligations with respect to our 8.5% senior notes or our credit agreement governing our revolving credit facility;

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

Despite current indebtedness levels, we may still incur more debt, further exacerbating the risks associated with our substantial indebtedness.

Subject to specified limitations, the indenture governing our 8.5% senior notes and the credit agreements governing our revolving credit facility will permit us and our existing or future subsidiaries, if any, to incur substantial additional debt. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above in the previous risk factor could intensify. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

The restrictive covenants in our credit facilities and the indenture governing our 8.5% senior notes may affect our ability to operate our business successfully.

The indenture governing our 8.5% senior notes and the terms of our revolving credit facility will, and our future debt instruments may, contain various provisions that limit our ability to, among other things:

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

In addition, our credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our credit facilities or the indenture governing our 8.5% senior notes would result in an event of default. If an event of default under our revolving credit facility or the indenture occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. If we were unable to pay such amounts, the lenders under our credit facilities could proceed against the collateral pledged to them. We have pledged a portion of our assets to the lenders under our revolving credit facility. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of the accompanying Notes to Consolidated Financial Statements for additional information.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At January 2, 2011, we owned 235 of our operating retail stores and leased the real property of 291 of our stores. We also own 21 sites for future stores and 56 properties we consider surplus properties. In addition, our wholesale segment owns 50 dealer locations and leases the property at 32 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property as of January 2, 2011, inclusive of renewal options:

	Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Retail	235	73	24	110	84	526
Wholesale	50	9	2	17	4	82

Total(1)	285	82	26	127	88	608

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale.

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

We are party to various legal actions in the ordinary course of our business. We believe these actions are generally routine in nature and incidental to the operation of our business or are otherwise immaterial. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolutions of these matters will not have a material adverse effect on our business, financial condition or prospects.

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

Our common stock, $.01 par value, represents our only voting securities, and has been listed on the Nasdaq Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO. Prior to that time, there was no established trading market for our securities. There were 17,402,934 shares of common stock issued and 17,361,406 shares outstanding as of January 2, 2011. The high and low closing price of our common stock for each quarterly period over the last two years were as follows:

	Fiscal 2009		Fiscal 2010
Quarter	High	Low	High	Low
First	$14.68	$8.65	$9.13	$8.32
Second	14.52	10.94	11.85	8.60
Third	13.01	10.44	14.23	11.40
Fourth	13.26	8.29	15.04	13.04

As of March 1, 2011, there were 89 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

We have never declared or paid cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to finance expansion, to reduce debt and possibly to repurchase shares. The payment of cash dividends or the repurchase of shares in the future is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, and other factors deemed relevant by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9. Long-Term Debt.”

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2006, 2007, 2008, 2009 and 2010, respectively, are derived from, and are qualified in their entirety by, our audited consolidated financial statements. Our results presented for fiscal 2007 include 48 days of operations of Town & Country, subsequent to the November 13, 2007 acquisition. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Fiscal Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Merchandise sales	$365,343	$444,218	$729,857	$784,424	$806,252
Motor fuel sales	1,876,641	2,247,220	3,474,222	2,481,459	3,081,351
Other	23,957	26,298	36,566	41,425	43,027

Total revenues	2,265,941	2,717,736	4,240,645	3,307,308	3,930,630
Gross profit:
Merchandise	119,092	144,566	250,642	261,084	270,683
Motor fuel	79,570	93,241	151,490	125,228	161,629
Other	23,536	25,166	35,278	41,067	40,790

Total gross profit	222,198	262,973	437,410	427,379	473,102
Selling, general and administrative expenses(2)	178,306	207,056	330,660	338,525	355,915
Depreciation, amortization and accretion	22,780	29,469	40,842	44,382	43,998
Other operating and miscellaneous (income) expense(3)	(391)	(203)	(221)	2,496	3,370
Interest expense, net(4)	25,201	16,152	39,256	38,103	64,039
Income tax expense (benefit)	48	(5,753)	10,396	1,805	4,994

Net income (loss) attributable to Susser Holdings Corporation	$(3,746)	$16,252	$16,477	$2,068	$786

Net income (loss) per share attributable to Susser Holdings Corporation:
Basic	$(0.35)	$0.97	$0.98	$0.12	$0.05

Diluted	$(0.35)	$0.97	$0.97	$0.12	$0.05

	Fiscal Year Ended
	December 31, 2006		December 30, 2007		December 28, 2008	January 3, 2010 (1)		January 2, 2011
	(dollars in thousands)
Other Financial Data:
EBITDA(8)	$44,283		$56,120		$106,971	$86,358		$113,817
Adjusted EBITDA(8)	45,225		58,304		110,648	92,248		120,009
Cash provided by (used in):
Operating activities	25,613		27,700		51,129	49,806		97,636
Investing activities	(50,191)		(337,959)		(43,003)	(53,060)		(53,402)
Financing activities	53,400		285,152		(7,673)	12,946		(14,267)
Capital expenditures, net(5)	50,191		42,690		33,003	48,240		49,402
Operating Data:
Number of retail stores (end of period)	325		504		512	525		526
Number of wholesale locations supplied (end of period)	367		387		372	390		431
Average per retail store per week:
Merchandise revenue	$22.0		$24.4		$27.6	$28.6		$29.6
Motor fuel gallons	23.9		25.4		26.1	26.7		27.3
Merchandise same store sales growth(6)	6.1%		7.7%		6.6%	3.3%		4.0%
Merchandise margin, net of shortages	32.6%		32.5%		34.3%	33.3%		33.6%
Motor fuel gallons sold—retail	395,338		456,527		677,308	719,649		735,763
Motor fuel gallons sold—wholesale(7)	450,972		465,186		486,516	494,821		494,209
Average retail motor fuel price per gallon	$2.41		$2.65		$3.18	$2.23		$2.70
Retail motor fuel gross profit cents per gallon	13.7	¢	14.8	¢	17.8 ¢	14.6	¢	18.4 ¢
Retail credit card cents per gallon	2.9	¢	3.3	¢	4.2 ¢	3.5	¢	4.4 ¢
Wholesale motor fuel gross profit cents per gallon	5.6	¢	5.5	¢	6.4 ¢	4.1	¢	5.3 ¢

	December 31, 2006		December 30, 2007		December 28, 2008	January 3, 2010		January 2, 2011
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,938		$7,831		$8,284	$17,976		$47,943
Total assets	422,327		853,692		824,356	873,018		914,339
Total debt	120,000		413,331		408,599	420,919		431,306
Susser Holdings Corporation Shareholders’ equity	161,170		183,791		204,247	209,648		213,790

(1)	Fiscal 2009 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contain 52 weeks.
(2)	Includes non-cash stock based compensation expense.
(3)	Other operating and miscellaneous expenses include loss (gain) on disposal of assets and impairment charges, noncontrolling interest income of our consolidated subsidiary and other miscellaneous non- operating income.
(4)	Interest expense for 2010 includes charges of $24.2 million related to debt refinancing. See Note 9 and Note 14 of the accompanying Notes to Consolidated Financial Statements. Excluding these charges, net income attributable to Susser Holdings Corporation would have been $16.5 million.
(5)	Gross capital expenditures less proceeds from sale/leaseback transactions and asset disposals. Fiscal 2007 excludes the $51.2 million sale/leaseback transaction in November 2007 involving Town & Country properties acquired. In addition, capital expenditures for 2007, 2008 and 2009 do not include purchase consideration paid for TCFS Holdings, Inc.
(6)	We include a store in the same store sales base in its thirteenth full month of our operation.
(7)	Excludes inter-company sales to our retail segment.

(8)	We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our debt agreement and indentures.

We believe that EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because:

•

they are used as performance and liquidity measures under our existing revolving credit facility and the indenture governing our notes, including for purposes of determining whether we have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

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

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements, and;

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011
	(dollars in thousands)
Net income (loss) attributable to Susser Holdings Corporation	$(3,746)	$16,252	$16,477	$2,068	$786
Depreciation, amortization and accretion	22,780	29,469	40,842	44,382	43,998
Interest expense, net	25,201	16,152	39,256	38,103	64,039
Income tax expense (benefit)	48	(5,753)	10,396	1,805	4,994

EBITDA	$44,283	$56,120	$106,971	$86,358	$113,817
Non-cash stock based compensation	803	2,429	3,946	3,433	2,825
Loss on disposal of assets and impairment charge	—	190	9	2,402	3,193
Other miscellaneous expense	139	(435)	(278)	55	174

Adjusted EBITDA	$45,225	$58,304	$110,648	$92,248	$120,009

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011
	(dollars in thousands)
Net cash provided by operating activities	$25,613	$27,700	$51,129	$49,806	$97,636
Changes in operating assets & liabilities	(6,054)	6,424	9,779	3,025	(14,157)
Loss on disposal of assets and impairment charge	—	(190)	(9)	(2,402)	(3,193)
Non-cash stock based compensation	(803)	(2,429)	(3,946)	(3,433)	(2,825)
Noncontrolling interest	(52)	(54)	(48)	(39)	(3)
Deferred income tax	—	14,270	(106)	(1,124)	(11,032)
Fair market value in non-qualifying derivatives	330	—	—	—	—
Amortization of debt premium/discount, net	—	—	520	617	(193)
Early extinguishment of debt	—	—	—	—	(21,449)
Interest expense, net	25,201	16,152	39,256	38,103	64,039
Income tax expense (benefit)	48	(5,753)	10,396	1,805	4,994

EBITDA	$44,283	$56,120	$106,971	$86,358	$113,817
Non-cash stock based compensation	803	2,429	3,946	3,433	2,825
Loss on disposal of assets and impairment charge	—	190	9	2,402	3,193
Other miscellaneous	139	(435)	(278)	55	174

Adjusted EBITDA	$45,225	$58,304	$110,648	$92,248	$120,009

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Financial Statements and Supplementary Data.” The fiscal years 2008 and 2010 presented herein each include 52 weeks and the fiscal year 2009 for the retail segment presented herein includes 53 weeks.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our stores in close proximity to stores of our dealers;

•	Seasonal trends in the industries in which we operate;

•	Unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to identify, acquire and integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes and employment laws and health benefits;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Dependence on two principal suppliers for merchandise;

•	Dependence on two principal suppliers for motor fuel;

•	Dependence on suppliers for credit terms;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness;

•	Dependence on our information technology systems;

•	Changes in accounting standards, policies or estimates;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 18, 2011. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of January 2, 2011, our retail segment operated 526 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services.

For the year ended January 2, 2011, we sold 1,230 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores, which we refer to as “dealers”, unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our foodservice and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

During 2010, we continued to expand and upgrade our operating portfolio. We added 14 stores to the retail segment, two of which were acquired and 12 newly-constructed. We converted three small retail sites to wholesale dealer operations, sold the seven Village Market grocery stores acquired in 2007 as part of our 168-store TCFS Holdings, Inc. acquisition, and closed another three small, lower volume stores that have reached the end of their profitable service life. We completed the acquisition of 39 long-term wholesale dealer fuel supply agreements in Texas and Oklahoma during 2010, as well as the addition of 17 new dealer sites and the conversion of three sites from the retail segment. We discontinued 18 dealer sites, for a total of 431 wholesale contracted dealer sites at the end of 2010.

We remained able to access financing for our new store development during 2009, primarily though sale/leaseback transactions, and were able to access additional sources and lower cost financing options during 2010. We completed sale/leaseback transactions for 12 stores and two parcels of land during 2010 for proceeds of $32.3 million, and obtained a $10 million mortgage note from a regional bank. Additionally, in May 2010 we issued $425 million 8.5% unsecured notes due May 2016, the proceeds of which were used to redeem the $300 million 10 5/8% unsecured notes and the $89.3 million outstanding term loan. Additionally, we amended and restated our credit facility to, among other things, extend the maturity to May 2014, add a $40 million facility increase option, and reduce certain financial covenants. We have remained in full compliance with all debt covenants. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of January 2, 2011, we had no borrowings outstanding and $17.5 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of January 2, 2011, our unused availability under the revolver was $100.2 million.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $3,930.6 million, $0.8 million and $120.0 million, respectively, for fiscal 2010 compared to $3,307.3 million, $2.1 million and $92.2 million, respectively, for fiscal 2009. We reported diluted Earnings per Share (“EPS”) for 2010 and 2009 of $0.05 and $0.12, respectively. Excluding the $15.7 million after-tax impact of non-recurring charges related to our May 2010 debt refinancing, we would have reported net income and diluted EPS for 2010 of $16.5 million and $0.96, respectively. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

Market and Industry Trends

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market and by strong population growth and job creation. Additionally, our business has remained generally more resilient than many other retail formats. After a soft fourth quarter 2009, we began to see stabilization and/or improvement in certain key economic indicators in our markets in early 2010 and reported positive comparable merchandise results in each quarter of 2010, which represented our 22nd consecutive year of growth in annual same-store merchandise sales. The strongest markets are benefiting from increased oil and gas drilling, which directly affects approximately 20% of our retail stores. We have also experienced an increase in diesel volumes sold, primarily attributable to increased freight driven by manufacturing, agriculture and oil and gas activity. Construction related activity remains soft in most of our markets.

We generally experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining and more volatile over a shorter period of time. Energy prices declined sharply at the end of 2008 and then generally followed a slowly increasing trend throughout 2009 and the first quarter of 2010. Following a drop in May 2010 of approximately $21 per barrel, crude oil prices generally resumed their gradual upward trend for the balance of 2010. Crude oil prices ranged from $65 to $91 per barrel during 2010 with an average of approximately $79, compared to 2009 per-barrel prices ranging from $34 to $81, with an average of $62. Our retail fuel margin for 2010 of 18.4 cents per gallon was in excess of our five-year average margin of 15.9 cents.

Higher energy prices directly contribute to increased credit card and utility costs, and indirectly cause inflationary pressures on many prices of delivered products. Although we are unable to anticipate future trends in energy prices, in general, greater volatility in energy prices provide opportunities to enhance fuel margins. Despite future movements in energy prices, we believe our growth in scale, geographic diversification, strong technology, combined retail/wholesale format and larger format retail stores offering more fueling stations provide us the ability to minimize the negative impacts of fuel price movements. Higher crude oil prices may also increase our working capital needs. We believe we have adequate liquidity to operate our business with significantly higher crude oil prices.Other significant trends in the retail convenience store industry include a decline in the number of cigarettes sold, the expansion of foodservice categories as an increased percentage of merchandise sales and the continued increased motor fuel competition from hypermarkets. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company offerings position us strongly to competitively address these industry trends in our retail segment. Our larger format stores with expanded parking facilities allow us to handle more customers during peak times and to provide more product variety and enhanced offerings such as foodservice, thereby increasing store traffic. These additional offerings result in a lower overall percentage of our sales and gross profit resulting from cigarettes than the industry average, which reduces our dependence on cigarette sales to drive operating results. Our larger and more efficient fueling facilities provide more fueling positions to increase customer traffic during peak drive times and during periods of intense price competition in the store’s neighborhood.

Description of Revenues and Expenses

Revenues and Cost of Sales. Our revenues and cost of sales consist primarily of the following:

•

Retail. Retail revenues are primarily derived from sales of merchandise, motor fuel and services through our company-operated convenience stores. Restaurant sales from our proprietary Laredo Taco Company® and other foodservice items are included in merchandise sales. Merchandise and motor fuel revenue is recorded at gross selling price, including any excise taxes, but excluding sales taxes. Cost of sales for merchandise and motor fuel includes excise taxes, which are paid to the vendors as part of the cost of product, and any delivery fees.

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

Key Measures Used to Evaluate and Assess Business

Key measures we use to evaluate and assess our business include the following:

•

Merchandise same store sales. This reflects the change in year-over-year merchandise sales for comparable stores. This measure includes all merchandise and food service sales, but does not include motor fuel sales due to the volatility in the retail price of motor fuels. We include a store in the same store sales base in its thirteenth full month of operation. A store that is closed is removed from the same store calculation base, including its historical sales. A store that is razed and rebuilt is treated as a closed store when it is razed, and then as a new store when it is rebuilt. Remodeled stores are included in our same store sales base, even if the store is temporarily closed for the remodel. Although we believe this calculation is generally comparable to that used by others in our industry, this calculation may differ from that used by other companies.

•

Merchandise gross profit and margin. Merchandise gross profit represents gross sales price of merchandise sold less the direct cost of goods and shortages. Included in shortages are bad merchandise and theft. Merchandise margin represents merchandise gross profit as a percentage of merchandise sales.

•

Average gallons per store per week. This reflects the average motor fuel gallons sold per location per week for a specific period, and includes all stores in operation during the period that sell fuel.

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

We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our debt agreements and indentures.

EBITDA and Adjusted EBITDA are important measures used by management in evaluating our business.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Please see Note 8 to Item 6: Selected Financial Data.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended
	December 28, 2008	January 3, 2010		January 2, 2011
	(dollars in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$729,857	$784,424		$806,252
Motor fuel—retail	2,150,727	1,605,534		1,987,072
Motor fuel—wholesale	1,323,495	875,925		1,094,279
Other	36,566	41,425		43,027

Total revenue	$4,240,645	$3,307,308		$3,930,630
Gross Profit:
Merchandise	$250,642	$261,084		$270,683
Motor fuel—retail	120,556	105,021		135,611
Motor fuel—wholesale	30,934	20,207		26,018
Other	35,278	41,067		40,790

Total Gross Profit:	$437,410	$427,379		$473,102
Adjusted EBITDA(3):
Retail	$91,734	$78,017		$104,027
Wholesale(2)	24,849	19,572		21,499
Other(2)	(5,935)	(5,341)		(5,517)

Total Adjusted EBITDA	$110,648	$92,248		$120,009
Retail merchandise margin	34.3%	33.3%		33.6%
Merchandise same store sales growth	6.6%	3.3%		4.0%
Merchandise same store sales growth including TCFS(1)	7.8%	—		—
Average per retail store per week:
Merchandise sales	$27.6	$28.6		$29.6
Motor fuel gallons	26.1	26.7		27.3
Motor fuel gallons sold:
Retail	677,308	719,649		735,763
Wholesale	486,516	494,821		494,209
Average retail price of motor fuel	$3.18	$2.23		$2.70
Motor fuel gross profit cents per gallon:
Retail	17.8 ¢	14.6	¢	18.4	¢
Wholesale	6.4 ¢	4.1	¢	5.3	¢
Retail credit card cents per gallon	4.2 ¢	3.5	¢	4.4	¢

(1)	Comparative results as if the acquisition of TCFS Holdings, Inc. had occurred at the beginning of fiscal 2007.
(2)	Reclassified vendor incentives of $443 thousand between wholesale and other segments in 2009.
(3)	We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our debt agreements and indentures. EBITDA and Adjusted EBITDA are not presented in accordance with GAAP. Please see Note 8 to Item 6: Selected Financial Data.

The following tables present a reconciliation of our segment operating income (loss) to EBITDA and Adjusted EBITDA:

	Year Ended December 28, 2008
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$55,616	$20,549	$(10,266)	$65,899
Depreciation, amortization and accretion	36,173	4,237	432	40,842
Other miscellaneous	—	—	278	278
Noncontrolling interest	—	—	(48)	(48)

EBITDA	91,789	24,786	(9,604)	106,971
Non-cash stock based compensation	—	—	3,946	3,946
Loss (gain) on disposal of assets and impairment charge	(55)	63	1	9
Other operating expenses	—	—	(278)	(278)

Adjusted EBITDA	$91,734	$24,849	$(5,935)	$110,648

	Year Ended January 3, 2010
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$36,837	$14,491	$(9,258)	$42,070
Depreciation, amortization and accretion	38,772	5,086	524	44,382
Other miscellaneous	—	—	(55)	(55)
Noncontrolling interest	—	—	(39)	(39)

EBITDA	75,609	19,577	(8,828)	86,358
Non-cash stock based compensation	—	—	3,433	3,433
Loss (gain) on disposal of assets and impairment charge	2,408	(6)	—	2,402
Other operating expenses	—	—	55	55

Adjusted EBITDA	$78,017	$19,571	$(5,340)	$92,248

	Year Ended January 2, 2011
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$62,765	$16,695	$(9,464)	$69,996
Depreciation, amortization and accretion	38,191	4,664	1,143	43,998
Other miscellaneous	—	—	(174)	(174)
Noncontrolling interest	—	—	(3)	(3)

EBITDA	100,956	21,359	(8,498)	113,817
Non-cash stock based compensation	—	—	2,825	2,825
Loss (gain) on disposal of assets and impairment charge	3,071	140	(18)	3,193
Other operating expenses	—	—	174	174

Adjusted EBITDA	$104,027	$21,499	$(5,517)	$120,009

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments.
(b)	Reference is made to footnote 8 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA and Adjusted EBITDA to net income (loss) attributable to Susser Holdings Corporation and cash flow from operating activities.

Fiscal 2010 Compared to Fiscal 2009

The following comparative discussion of results for fiscal year 2010 compared to fiscal year 2009 compares the 52-week period of retail operations ended January 2, 2011 to the 53-week period of retail operations ended January 3, 2010. Our wholesale segment operates on a calendar year and is not impacted by the 52/53 week retail calendar. Our retail store count at January 2, 2011 was 526 compared to 525 at January 3, 2010.

Total Revenue. Total revenue for 2010 was $3.9 billion, an increase of $623.3 million, or 18.8%, from 2009. The increase in total revenue was driven by a 23.8% increase in retail fuel revenue, a 24.9% increase in wholesale fuel revenue and an increase in merchandise sales of 2.8%, as further discussed below. This increase is understated due to the extra week in 2009, which contributed approximately $46.6 million in incremental 2009 revenue.

Total Gross Profit. Total gross profit for 2010 was $473.1 million, an increase of $45.7 million, or 10.7% over 2009. The increase was primarily due to the increase in retail fuel gross profit of $30.6 million, the increase in wholesale fuel gross profit of $5.8 million and the increase in merchandise gross profit of $9.6 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2009 and 2010 ($8.4 million of growth in gross profit). This increase in gross profit is understated due to the extra week in 2009, which contributed gross profit of $6.3 million.

Merchandise Sales and Gross Profit. Merchandise sales were $806.3 million for 2010, a $21.8 million, or 2.8% increase over 2009. Our performance was primarily due to a 4.0% merchandise same store sales increase, accounting for $30.4 million of the increase. The sales increase due to same store sales growth plus sales from new stores built or acquired in the last 12 months of $20.5 million was offset by the sale of the seven Village Market grocery stores in May 2010 and the conversion or closure of six other locations. Additionally, the extra week in 2009 contributed $14.0 million in merchandise sales. Merchandise same-store sales include foodservice sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were cigarettes, beer, and foodservice. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other foods prepared in the store.

Merchandise gross profit was $270.7 million for 2010, a 3.7% increase over 2009, which was driven by the increase in merchandise sales and a 29 basis point increase in the margin to 33.6%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes. Key categories contributing to the increase were foodservice, candy, snacks and beer.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2010 were $2.0 billion, an increase of $381.5 million, or 23.8% over 2009, primarily driven by a 21.1% increase in the average retail price of motor fuel and a 2.2% increase in retail gallons sold. We sold an average of 27,300 gallons per retail store per week, 2.5% more than last year. Approximately 12.9 million gallons were attributable to the extra week in 2009. Retail motor fuel gross profit increased by $30.6 million or 29.1% over 2009 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 14.6 cents per gallon to 18.4 cents per gallon for 2009 and 2010, respectively. This increase in fuel margin contributed an additional $28.2 million to retail fuel gross profit. After deducting credit card fees, the net margin increased from 11.1 cents per gallon to 14.1 cents per gallon from fiscal year 2009 to fiscal year 2010.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for 2010 were $1.1 billion, a 24.9% increase over 2009. The increase was driven by a 25.1% increase in the wholesale selling price per gallon, slightly offset by a small decrease in gallons of 0.6 million or 0.1%. Wholesale motor fuel gross profit of $26.0 million increased $5.8 million or 28.8% from 2009, due to a 28.9% increase in the gross profit per gallon from 4.1 cents per gallon to 5.3 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $43.0 million for 2010 increased by $1.6 million or 3.9% from 2009, with a decrease of $0.3 million or 0.7% in associated gross profit. This decrease was the result of recognizing $2.8 million in third quarter of 2009 from sale of rights to operate dealer locations in connection with the Quick Stuff/Jack in the Box sites acquired.

Personnel Expense. Personnel expense in 2010 was flat with prior year at $149.9 million, in spite of the additional store count, higher benefit costs and increased bonus expense and 401(k) discretionary match reflecting record 2010 financial performance. This result was achieved through focused efforts on managing store labor hours used.

General and Administrative Expenses. General and administrative expenses in 2010 increased by $2.3 million, or 6.8% from 2009, primarily due to an additional $5.6 million bonus and contribution to the 401(k) plan in 2010 reflecting record performance. Total bonus and 401(k) match expense included in G&A for 2010 was $6.1 million versus $0.5 million for the same period in 2009. We contribute a minimum match on our employees’ 401(k) savings of 20 cents on the dollar, up to 6% of each employee’s salary. Additionally, our plan contains a profit sharing element whereby we may increase our contribution up to a maximum dollar-for-dollar match, depending on the Company’s performance against targets. We contributed the maximum dollar-for-dollar match in 2010 as performance targets were exceeded. G&A expenses include non-cash stock based compensation expenses which were $2.8 million for 2010 and $3.4 million for 2009.

Other Operating Expenses. Other operating expenses increased by $9.3 million or 7.9% over 2009. The increase was primarily due to an increase in credit card expense of $6.7 million from 2009 and an increase in maintenance expense of $3.6 million, partly offset by a decrease of $1.8 million in utilities. Credit card costs are directly related to the cost of fuel. Operating expenses for new stores accounted for $1.5 million of increased costs.

Rent Expense. Rent expense for 2010 of $42.6 million was $5.7 million or 15.5% higher than 2009 due primarily to rent expense on additional leased stores and $1.2 million associated with additional vehicle leases.

Loss on disposal of assets and impairment. We recognized a net loss on disposal of $1.6 million in 2010 related to asset sales and retirements, approximately $0.7 million of which stemmed from the remodel of the acquired Town & Country stores. Impairment charges of $1.5 million resulted from an evaluation of the fair value of excess properties, primarily closed stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2010 of $44.0 million decreased $0.4 million or 0.9% from 2009, primarily due to the sale of the seven Village Market grocery stores in May 2010 and other asset sales, partly offset by additions to fixed assets. Most of our new stores were either build-to-suit or sale/leaseback transactions, therefore having a minimal impact on depreciation expense.

Income from Operations. Income from operations for fiscal year 2010 was $70.0 million, compared to $42.1 million for 2009. The increase is primarily attributed to the higher gross profit partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for 2010 was $64.0 million, compared to $38.1 million for 2009. The increase was primarily due to $24.2 million of non-recurring charges related to the refinancing completed in May 2010, as follows (in millions):

Call premium on redemption of 10 5/8% notes (cash)	$15.9
Cancel interest rate swap on term loan (cash)	1.0
Interest overlap on old and new notes from May 7 to May 27 (cash)	1.8
Write off unamortized premium and loan costs on redeemed debt (non-cash)	5.5

Total non-recurring charges	24.2
Tax effect at 35%	8.5

After-tax impact of non-recurring charges	$15.7

Income Tax. The income tax expense accrued for fiscal year 2010 was $5.0 million, which consisted of $1.8 million of expense attributable to the Texas margin tax and $3.2 million of income tax expense related to federal and state income tax. The income tax expense accrued for fiscal year 2009 was $1.8 million, which consisted of $1.2 million of expense attributable to the Texas margin tax and $0.6 million of income tax expense related to federal and state income tax. See Note 15 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision, including the recognition of $1.5 million of excess benefits related to stock compensation transactions and $0.9 million adjustment related to goodwill written off.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for 2010 of $0.8 million, compared to net income attributable to Susser Holdings Corporation of $2.1 million for 2009. The decrease is primarily due to the non-recurring interest charges related to the May 2010 refinancing largely offset by an increase in gross profit as described above. Excluding these non-recurring charges ($15.7 million after tax) we would have reported net income of $16.5 million.

Adjusted EBITDA. Adjusted EBITDA for 2010 was $120.0 million, an increase of $27.8 million, or 30.1% compared to 2009. Retail segment Adjusted EBITDA of $104.0 million increased by $26.0 million, or 33.3% compared to 2009, primarily due to higher gross profit slightly offset by increased operating expenses, as discussed above. We estimate approximately $1.7 to $1.8 million of 2009 Adjusted EBITDA was attributable to the 53rd week. Wholesale segment Adjusted EBITDA of $21.5 million increased by $1.9 million, or 9.8% from 2009 primarily due to higher gross profit. Other segment Adjusted EBITDA reflects net expenses of $5.5 million for fiscal year of 2010 compared to $5.3 million for the same period in 2009, which is primarily due to the additional bonus accrual in 2010, partly offset by expense reductions.

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

Adjusted EBITDA. Adjusted EBITDA for fiscal 2009 was $92.2 million, a decrease of $18.4 million, or 16.6%, compared to 2008. We estimate approximately $1.7 million to $1.8 million of Adjusted EBITDA was attributable to the 53rd retail week in 2009. Retail segment Adjusted EBITDA of $78.0 million decreased by $13.7 million, or 15.0% compared to 2008, primarily due to lower fuel margins. Wholesale segment Adjusted EBITDA of $19.6 million decreased by $5.3 million, or 21.2%, from 2008 primarily due to lower fuel margins. 2009 wholesale segment Adjusted EBITDA benefited from $2.8 million in income from the sale of rights to operate dealer locations in connection with the Quick Stuff transaction. Other segment Adjusted EBITDA reflects net expenses of $5.3 million for fiscal 2009 compared to $5.9 million for the same period in 2008.

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

Cash flows from operations were $51.1 million, $49.8 million and $97.6 million for 2008, 2009 and 2010, respectively. The substantial increase in our cash provided from operating activities for 2010 was primarily attributable to the improvement in income from operations, as previously discussed. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $18.0 million and $47.9 million of cash and cash equivalents on hand at the end of 2009 and 2010, respectively, of which $5.2 million and $1.2 million was restricted as of January 3, 2010 and January 2, 2011, respectively.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions, were $69.4 million, $74.8 million and $88.9 million for 2008, 2009 and 2010, respectively. Our capital spending program is focused on expenditures for new store development, store improvements, revenue enhancing routine projects, store maintenance projects of a normal and recurring nature, and information systems. Other than store maintenance projects, capital expenditure plans are evaluated based on return on investment and estimated incremental cash flow. We typically spend an average of approximately $35,000 to $45,000 per retail store per year in maintenance, technology and discretionary revenue enhancing capital expenditures plus an average of $10,000 to $15,000 per location per year for our wholesale sites. These costs do not include the one time costs of rebranding and integrating acquired sites into our network. We estimate that we need to spend approximately half of this amount to maintain our existing stores and back office technology, and have more discretion over the remaining half, with the ability to defer this portion of planned capital expenditures should circumstances necessitate a need to conserve cash. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new stores, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

We do not generally budget for acquisitions, as the size and timing of these opportunities are difficult to predict. However, the consummation of a material acquisition could cause us to modify our other spending plans. In fiscal 2011, we plan to invest approximately $100 to $125 million in 18 to 22 new retail stores, new dealer projects, maintenance and upgrades of our existing facilities. The rebranding/remodeling of the Town & Country stores to our Stripes® brand was approximately 85% complete at the end of 2010 and will be completed during the first quarter of 2011.

We added 14 retail stores during 2010, which included 12 newly constructed stores and two acquired sites. In May 2010 we sold the seven Village Market grocery stores that had been acquired from TCFS Holdings, Inc. in 2007. During the fourth quarter of 2010 we closed three under-performing stores and transitioned three Quick Stuff convenience stores to wholesale dealers, bringing our store count to 526 as of January 2, 2011. During 2010 our wholesale division added 59 dealer sites, including 39 acquired sites, and terminated supply at 18 sites, bringing the dealer count to 431 as of January 2, 2011.

The 2007 acquisition of 168 stores from TCFS Holdings, Inc. provided that $20 million of deferred purchase price was to be paid half each on the first and second anniversary of the transaction, less any indemnified claims. We posted two $10 million letters of credit as security, which were drawn by the escrow agent in November 2008 and 2009, respectively. As of January 2, 2011, all but $1.2 million of the deferred purchase price had been distributed to the TCFS shareholders, which is being held by the escrow agent pending resolution of indemnified claims. This $1.2 million of restricted cash is included in cash and cash equivalents on the balance sheet.

We completed sale-leaseback transactions totaling $34.9 million, $24.8 million and $32.3 million for 2008, 2009 and 2010, respectively. We currently expect to finance $25 million to $60 million of this year’s capital spending with a combination of long-term mortgage debt and lease financing, with the balance covered by free cash flow. We may temporarily borrow against our revolving credit line for capital spending in advance of completing the long-term debt or lease financing. We currently expect we will be able to access financing for our new store program. Although we are currently able to access sale-leaseback and other financing, we continually assess our capital spending needs and re-evaluate our requirements based on current and expected results. In the event of a decrease in operating results or an inability to access sale-leaseback or other sources of financing, we could temporarily reduce capital spending without significant short-term detrimental impact to our existing business. For example, we could defer a portion of our new store expansion program or other discretionary capital spending.

Cash Flows from Financing Activities. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, also issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Credit Agreement, including the Revolver, and the 2016 Notes, please see Note 9 in the accompanying Notes to Consolidated Financial Statements. We also entered into a $10 million mortgage loan with a regional bank in February 2010, with a five-year term, 15-year amortization and variable interest based on prime rate.

At January 2, 2011, our outstanding debt was $435.8 million, excluding $4.5 million unamortized issuance premium on our 2016 Notes. As of January 2, 2011, we had no outstanding borrowings under the Revolver and

$17.5 million in standby letters of credit. Our borrowing base in effect at January 2, 2011, allowed a maximum borrowing, including outstanding letters of credit, of $117.7 million. Our unused availability on the revolver at January 2, 2011 was $100.2 million.

Interest Rate Swaps. During the first quarter of 2009, the Company entered into interest rate swaps on $70 million notional principal for a three-year term. The swaps exchanged a floating to fixed rate against our previous variable- rate term loan, and were accounted for as cash flow hedges. In conjunction with the prepayment of the variable rate term loan on May 7, 2010, and our entry into our new Credit Agreement, we settled these interest rate swaps. For more information, see Note 9 in the accompanying Notes to Consolidated Financial Statements.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing, and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit and mortgage facility, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of January 2, 2011:

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(dollars in thousands)
Long term debt obligations(1)	$550	$531	$558	$587	$7,554	$426,022	$435,802
Interest(2)	37,703	37,677	37,650	36,942	36,250	13,482	199,704
Operating lease obligations(3)	45,542	45,234	44,619	43,322	41,971	433,231	653,919

Total	$83,795	$83,442	$82,827	$80,851	$85,775	$872,735	$1,289,425

(1)	Payments for 2011 through 2015 reflect required principal payments on our promissory and mortgage notes. No principal amounts are due on our senior notes until May 2016. Assumes current balance of senior notes remain outstanding until maturity. Excludes activity on our revolving credit facility, of which no borrowings were outstanding at January 2, 2011.
(2)	Includes interest on senior notes, mortgage debt and promissory notes. Excludes interest on revolving credit facility, but includes letter of credit fees and a commitment fee on the $120 million facility through May 2014, using rates in effect at January 2, 2011.
(3)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which historically have been insignificant. Some lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts as the renewals are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements. Includes vehicle leases with terms ranging from 36 to 50 months.

Letter of Credit Commitments. Our letter of credit commitments as of January 2, 2011 of $17.5 million are all scheduled to expire during 2011. At maturity, we expect to renew a significant number of our standby letters of credit.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amounts of our electricity requirements through a future date at a fixed price. As of January 2, 2011, we had outstanding commitments of approximately $5.0 million for a portion of our estimated electricity requirements through 2011. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions have not been material to our operations and six positions were outstanding at January 2, 2011 with a fair value of $14,300 liability.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 21. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2008, 2009 and 2010.

Impact of Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. Inflation in energy prices impacts our cost of fuel products, utility costs, credit card fees and working capital requirements. In general, our margin per gallon on retail and wholesale consignment fuel sales gets compressed as our cost of fuel is increasing, and our margin increases as our cost of fuel decreases. As the price of fuel increases, our credit card fees increase as they are generally based on the total sales price. Utility costs generally fluctuate with the price of natural gas. Increased fuel prices may also require us to post additional letters of credit or other collateral if our fuel purchases exceed unsecured credit limits extended to us by our suppliers. Although we believe we have historically been able to pass on increased costs through price increases and maintain adequate liquidity to support any increased collateral requirements, there can be no assurance that we will be able to do so in the future. In general, deflation would be a greater threat to our business as the company’s rent and interest obligations would remain generally fixed.

Off-Balance Sheet Arrangements

We periodically enter into derivatives, such as futures and options, to manage our fuel price risk. Fuel hedging positions have not been material to our operations. We had 22 positions with a fair value of ($174,000) outstanding at January 3, 2010, and six positions with a fair value of ($14,300) outstanding at January 2, 2011. These fuel hedging positions are being held primarily to hedge fuel in the pipeline which we have purchased but not taken delivery.

We periodically enter into financial instruments to hedge or partially hedge interest rate exposure. During the first quarter of 2009, we entered into an interest rate swap on $70 million notional principal for a three-year term. The swap exchanged a floating to fixed rate against our variable-rate term loan. We do not maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes. At January 3, 2010, the interest rate swaps had a market value of ($550,000), which is classified in other noncurrent liabilities in the balance sheet. During the second quarter of 2010, in connection with the repayment of the term loan facility, the Company cancelled its outstanding $70 million of interest rate swaps (see Note 9 for additional information).

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in Note 2 to our accompanying Consolidated Financial Statements. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Business Combinations and Intangible Assets Including Goodwill. We account for acquisitions using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Debt issuance costs are amortized using the straight-line method over the term of the debt. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company® and Town & Country Food Stores™ trade names are being amortized on a straight-line basis over fifteen years and fifty months, respectively. Several intangible assets have been identified with indefinite lives including New Mexico liquor licenses and certain franchise rights. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

At January 2, 2011, we had $240.2 million of goodwill recorded in conjunction with past business combinations, consisting of $219.5 million of retail segment goodwill and $20.7 million of wholesale segment goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. In accordance with ASC 350 “Intangibles – Goodwill and Other”, we have assessed the reporting unit definitions and determined that our Retail and Wholesale operating segments are the appropriate reporting units for testing goodwill impairment.

The impairment analysis performed in the fourth quarter of fiscal year 2010 indicated no impairment in either the Retail or Wholesale operating segment. A summary of these results is as follows (in thousands):

	Fair Value	Carrying Value	Excess	% Excess
Retail Segment	$667,928	$543,468	$124,460	23%
Wholesale Segment	144,214	128,661	15,553	12%

The Company computes the fair value of the reporting units employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis).

This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” ASC 820 was applicable to the Company for the first time in 2009 with respect to the annual goodwill impairment test. The values ascertained using these methods were weighted to obtain a total fair value. The computations require management to make significant estimates and assumptions. Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions for 2011 anticipate continued growth using slightly conservative rates compared to historical averages. Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.

Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control. As a result, actual performance in the near and longer-term could be different from these expectations and assumptions. This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as continued increases in unemployment rates on our customer base. In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our future actual results are significantly lower than our current operating results or our estimates and assumptions used to calculate fair value are materially different, the value determined using the discounted cash flow analysis could result in a lower value. A significant decrease in value could result in a fair value lower than carrying value, and require us to perform the second step which could result in impairment of our goodwill.

We compared the combined total value of the reporting units as detailed above, net of debt, to the market capitalization of the Company as of the first day of the fourth quarter of 2010, which resulted in a calculated control premium of 50%, the same as in the prior year analysis. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. This premium can be in part explained by the general tone of the market as indicated by premiums seen for acquisitions closed during the current year. In addition, for our stock in particular, since less than 50% of the Company’s stock is publicly traded, a marketability/control premium on the Company as a whole would be present.

Since the date of our annual impairment test, our market capitalization has remained relatively stable. Based on this, we believe that an indicator of impairment has not occurred subsequent to our annual evaluation. We reviewed the assumptions used in our discounted cash flow analysis and believe these assumptions to still be relevant and indicative of our current operating environment.

Property and Equipment. We calculate depreciation on property and equipment using the straight-line method based on the estimated useful lives of the assets ranging from three to forty years. Changes in the estimated useful lives of our property and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on deprecation is treated on a prospective basis. Changes in the estimated life of assets could have a material effect on our results of operations.

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

Store properties that have been closed and other excess real property are recorded as assets held and used, and are written down to the lower of cost or estimated net realizable value at the time we close such stores or determine that these properties are in excess and intend to offer them for sale. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value, changes in real estate markets could significantly impact the net values realized from the sale of assets. When we have determined that an asset is more likely than not to be sold in the next twelve months, that asset is classified as assets held for sale and reflected in other current assets.

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

Asset Retirement Obligations. We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of ASC 410 – “Asset Retirement and Environmental Obligations.” We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We annually compare our cost estimates with actual removal experience, and when the actual costs we experience differ from our original estimates, we will adjust the liability for estimated future costs to remove the underground storage tanks.

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

Vendor Allowances and Rebates. We receive payments for vendor allowances, volume rebates, and other supply arrangements in connection with various programs used by vendors to promote their products. We often receive such allowances and rebates on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. As a result, we are required to make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement. In the case of volume related vendor rebates on merchandise, unearned rebates are reflected in inventory and recognized as the merchandise is sold.

Stock-Based Compensation. The Company has granted incentive options and restricted stock/units for a fixed number of units to certain employees. Prior to January 2, 2006, we accounted for options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. We adopted ASC 718 “Compensation – Stock Compensation” (ASC 718) at the beginning of fiscal 2006 as a private company, and as such are applying ASC 718 prospectively to newly issued stock options. Stock-based compensation expense for all awards granted after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award. We utilize historical forfeiture rates to estimate the expected forfeiture rates on our incentive options and restricted stock/units. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported equity compensation expense.

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

The Financial Accounting Standards Board issued ASC 740 “Income Taxes” (previously reported as “FIN 48”), effective for fiscal years beginning after December 15, 2006. ASC 740, which the Company adopted as of January 1, 2007, requires recognition and measurement of uncertain tax positions that the Company has taken or expects to take in its income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

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

FASB ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements). This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009, however the requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2010-29. In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805 – Business Combinations). This guidance requires that disclosure for pro forma revenue and earnings must be as of the beginning of the comparative period presented and adds additional disclosure related to the nature and amount of material, nonrecurring pro forma adjustments. It is effective for public companies only, for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, but early adoption is permitted. Our adoption in January 2011 will impact our disclosure of any future acqusitions.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at January 2, 2011. As part of the debt refinancing which occurred on May 7, 2010 (See Note 9 in accompanying Consolidated Financial Statements), we repaid our term facility and therefore had no balance outstanding on that facility at the end of the year. We had $9.6 million outstanding in other notes payable that is subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at January 2, 2011 would be to change interest expense by approximately $0.1 million.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of January 2, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of January 2, 2011, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Susser Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 of Susser Holdings Corporation and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 18, 2011

Item 9B.	Other Information

On March 15, 2011, we adopted a second amendment to our 2006 Equity Incentive Plan to clarify that certain option repricing will require the approval by the holders of a majority of our common stock. This amendment is filed as Exhibit 10.3 to this annual report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers,” in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits – The following documents are filed as part of this Annual Report on Form 10-K for the year ended January 2, 2011.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:

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

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAM L. SUSSER Sam L. Susser	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2011

/s/ MARY E. SULLIVAN Mary E. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2011

/s/ WILLIAM F. DAWSON, JR. William F. Dawson, Jr.	Director	March 18, 2011

/s/ DAVID P. ENGEL David P. Engel	Director	March 18, 2011

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	March 18, 2011

/s/ ARMAND S. SHAPIRO Armand S. Shapiro	Director	March 18, 2011

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 18, 2011

/s/ SAM J. SUSSER Sam J. Susser	Director	March 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation (the Company) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 2, 2011, January 3, 2010 and December 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at January 2, 2011 and January 3, 2010, and the consolidated results of its operations and its cash flows for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 18, 2011

SUSSER HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 3, 2010	January 2, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,976	$47,943
Accounts receivable, net of allowance for doubtful accounts of $903 at January 3, 2010 and $1,054 at January 2, 2011	65,510	60,356
Inventories, net	78,788	84,140
Other current assets	9,507	17,517

Total current assets	171,781	209,956
Property and equipment, net	410,574	409,153
Other assets:
Goodwill	242,295	240,158
Intangible assets, net	33,144	41,365
Other noncurrent assets	15,224	13,707

Total assets	$873,018	$914,339

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129,425	$132,918
Accrued expenses and other current liabilities	33,812	44,937
Current maturities of long-term debt	10,545	550

Total current liabilities	173,782	178,405
Revolving line of credit	25,800	—
Long-term debt	384,574	430,756
Deferred gain, long-term portion	33,786	32,727
Deferred tax liability, long-term portion	28,846	39,261
Other noncurrent liabilities	15,812	18,627

Total liabilities	662,600	699,776

Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock $.01 par value; 125,000,000 shares authorized; 17,158,717 issued and 17,141,393 outstanding as of January 3, 2010; 17,402,934 issued and 17,361,406 outstanding as of January 2, 2011	170	172
Additional paid-in capital	183,880	186,876
Retained earnings	25,956	26,742
Accumulated other comprehensive loss	(358)	—

Total Susser Holdings Corporation shareholders’ equity	209,648	213,790
Noncontrolling interest	770	773

Total shareholders’ equity	210,418	214,563

Total liabilities and shareholders’ equity	$873,018	$914,339

See accompanying notes

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$729,857	$784,424	$806,252
Motor fuel sales	3,474,222	2,481,459	3,081,351
Other income	36,566	41,425	43,027

Total revenues	4,240,645	3,307,308	3,930,630
Cost of sales:
Merchandise	479,215	523,340	535,569
Motor fuel	3,322,732	2,356,231	2,919,722
Other	1,288	358	2,237

Total cost of sales	3,803,235	2,879,929	3,457,528

Gross profit	437,410	427,379	473,102
Operating expenses:
Personnel	133,080	149,879	149,894
General and administrative	36,932	34,372	36,699
Other operating	126,028	117,375	126,699
Rent	34,620	36,899	42,623
Loss on disposal of assets and impairment charge	9	2,402	3,193
Depreciation, amortization and accretion	40,842	44,382	43,998

Total operating expenses	371,511	385,309	403,106

Income from operations	65,899	42,070	69,996
Other income (expense):
Interest expense, net	(39,256)	(38,103)	(64,039)
Other miscellaneous	278	(55)	(174)

Total other expense, net	(38,978)	(38,158)	(64,213)

Income before income taxes	26,921	3,912	5,783
Income tax expense	(10,396)	(1,805)	(4,994)

Net income	16,525	2,107	789

Less: Net income attributable to noncontrolling interests	48	39	3

Net income attributable to Susser Holdings Corporation	$16,477	$2,068	$786

Net income per share attributable to Susser Holdings Corporation:
Basic	$0.98	$0.12	$0.05
Diluted	$0.97	$0.12	$0.05
Weighted average shares outstanding:
Basic	16,883,965	16,936,777	17,018,032
Diluted	16,976,320	17,022,003	17,190,613

See accompanying notes

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Susser Holdings Corporation Shareholders
	Noncontrolling Interest	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings	Comprehensive Income	Total
		Shares	Par Value
Balance at December 30, 2007	$683	16,995	$170	$—	$172,765	$10,856		$184,474
Comprehensive income (loss):
Net income	48	—	—	—	—	16,477	$16,525

Comprehensive income							16,525	16,525

Reclassification of accumulated earnings at time of initial public offering	—	—	—	—	3,445	(3,445)		—
Non-cash stock compensation	—	—	—	—	3,946	—		3,946
Issuance of common stock	—	43	—	—	33	—		33

Balance at December 28, 2008	731	17,038	170	—	180,189	23,888		204,978
Comprehensive income (loss):
Net income	39	—	—	—	—	2,068	2,107
Net unrealized gains (losses) on cash flow hedge:
Unrealized gains, net of tax of $131	—	—	—	242	—	—	242
Reclassification adjustment realized in net income, net of tax expense of $323	—	—	—	(600)	—	—	(600)

Comprehensive income	—	—	—	—	—	—	1,749	1,749

Non-cash stock compensation	—	—	—	—	3,433	—		3,433
Issuance of common stock	—	103	—	—	258	—		258

Balance at January 3, 2010	770	17,141	170	(358)	183,880	25,956		210,418
Comprehensive income (loss):
Net income	3	—	—	—	—	786	789
Net unrealized gains (losses) on cash flow hedge:
Unrealized gains, net of tax of $650	—	—	—	1,266	—	—	1,266
Reclassification adjustment realized in net income, net of tax, $489	—	—	—	(908)	—	—	(908)

Comprehensive income	—	—	—	—	—	—	$1,147	1,147

Non-cash stock compensation	—	—	—	—	2,825	—		2,825
Issuance of common stock	—	220	2	—	171	—		173

Balance at January 2, 2011	$773	17,361	$172	$—	$186,876	$26,742		$214,563

See accompanying notes

SUSSER HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$16,525	$2,107	$789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	40,842	44,382	43,998
Loss on disposal of assets and impairment charge	9	2,402	3,193
Non-cash stock based compensation	3,946	3,433	2,825
Deferred income tax	106	1,124	11,032
Early extinguishment of debt	—	—	21,449
Amortization of debt premium/discount, net	(520)	(617)	193
Changes in operating assets and liabilities:
Receivables	17,819	(14,058)	4,865
Inventories	6,699	(15,910)	(5,352)
Intangible assets, net	1,915	2,836	3,070
Other assets	5,103	(5,632)	(7,210)
Accounts payable	(36,849)	38,512	3,494
Accrued liabilities	5,332	(6,194)	14,975
Other noncurrent liabilities	(9,798)	(2,579)	315

Net cash provided by operating activities	51,129	49,806	97,636
Cash flows from investing activities:
Capital expenditures	(69,363)	(74,805)	(88,878)
Proceeds from disposal of property and equipment	1,496	1,722	7,191
Proceeds from sale/leaseback transactions	34,864	24,843	32,285
Acquisition of TCFS Holdings, Inc	(10,000)	(4,820)	(4,000)

Net cash used in investing activities	(43,003)	(53,060)	(53,402)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,736	—	431,241
Change in notes receivable	(379)	(22)	7
Payments on long-term debt	(3,938)	(9,233)	(408,252)
Revolving line of credit, net	(31,010)	22,170	(25,800)
Loan origination costs	(3,115)	(227)	(11,635)
Proceeds from issuance of equity	33	258	172

Net cash provided by (used in) financing activities	(7,673)	12,946	(14,267)
Net increase in cash	453	9,692	29,967
Cash and cash equivalents at beginning of year	7,831	8,284	17,976

Cash and cash equivalents at end of period	$8,284	$17,976	$47,943

Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$37,091	$35,132	$52,628
Income taxes paid (refunded)	16,493	3,573	(506)

See accompanying notes

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at January 2, 2011, but do not conduct any operations (See Note 9). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed as determined necessary by the Company’s management, events that have occurred after January 2, 2011, up until the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2010 refer to the 52-week period ended January 2, 2011. All references to 2009 refer to the 53-week period ended January 3, 2010. All references to 2008 refer to the 52-week period ended December 28, 2008. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and ends their fiscal year on December 31.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. At January 2, 2011, cash included $1.2 million restricted cash representing funds held in escrow related to the acquisition of TCFS Holdings, Inc. in 2007.

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

Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred except for sale/leaseback transactions, in which gains are deferred over the term of the lease.

Assets Not in Productive Use

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

Long-Lived Assets

Long-lived assets (including intangible assets) are tested for possible impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If indicators exist, the estimated undiscounted future cash flows related to the asset are compared to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded within loss on disposal of assets and impairment charge in the statement of operations for amounts necessary to reduce the corresponding carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC 350 “Intangibles – Goodwill and Other” (ASC 350), and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units and comparing it to its carrying amount. The Company’s reporting units are the same as its reportable segments, retail and wholesale.

For the 2010 annual goodwill impairment test, the Company utilized an approach employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” The values ascertained using these methods were weighted to obtain a total fair value. The computations require management to make significant estimates and assumptions. Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. The results of the Company’s tests indicated no goodwill impairment as the estimated fair values were greater than the carrying values.

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

Other Intangible Assets

Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable and unfavorable lease arrangements, New Mexico liquor licenses, and the fair value attributable to trade names and franchise rights. We account for other intangible assets acquired through business combinations in accordance ASC 805 “Business Combinations” (ASC 805) and ASC 350. ASC 805 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of ASC 360 “Property, Plant, and Equipment”. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time. Indefinite-lived intangibles are tested annually for impairment during the fourth quarter of the fiscal year, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Debt issuance costs are being amortized using the straight-line method, over the term of the debt. Supply agreements are being amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable and unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company trade name is being amortized on a straight-line basis over 15 years. The fair value of the Town & Country Food Stores trade name is being amortized on a straight line basis over fifty months. The liquor licenses and franchise rights have been determined to be indefinite-lived assets and are not amortized. In conjunction with the sale of the Village Market stores, we wrote off $0.6 million related to trade names during the second quarter of 2010.

Store Closings and Asset Impairment

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company closed four, two and three retail stores during 2008, 2009 and 2010, respectively. During 2010, we also sold the seven Village Market grocery stores and converted three retail stores to wholesale dealer sites. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed within the year incurred and were approximately $4.2 million, $4.7 million and $5.5 million for 2008, 2009 and 2010, respectively.

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

Environmental Liabilities

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. Certain environmental expenditures incurred for motor fuel sites are eligible for refund under the reimbursement programs administered by the TCEQ. A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from the Company’s tank owners insurance coverage, in which case the Company has recorded a liability for its estimated net exposure.

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

Vendor Allowances, Rebates and Deferred Branding Incentives

We receive payments for vendor allowances, volume rebates, deferred branding incentives related to our fuel supply contracts and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. For the years ended 2008, 2009 and 2010 we recognized earned rebates of $30.4 million, $30.7 million and $36.7 million, respectively. Unearned payments are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement.

Lease Accounting

The Company leases a portion of its convenience store properties under non-cancelable operating leases, whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance. The Company also leases certain vehicles, which are typically less than five years.

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure (see further discussion in Note 15).

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail fuel sales were approximately $273.5 million, $291.9 million and $298.8 million for 2008, 2009 and 2010, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on retail merchandise sales were approximately $43.2 million, $50.6 million and $53.5 million for 2008, 2009 and 2010, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities under ASC 815 “Derivatives and Hedging (ASC 815) and ASC 815-10-15 “ Derivatives and Hedging – Overall – Scope and Expectations” (ASC 815-10-15). ASC 815 and ASC 815-10-15 require all derivative financial instruments to be reported on the balance sheet at fair value. Changes in the fair value are recognized either in earnings or as other comprehensive income in equity, depending on whether the derivative has been designated as a fair value or cash flow hedge and qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company does not engage in the trading of derivatives. All such financial instruments are used to manage risk.

The Company periodically enters into interest rate swaps to manage its interest rate risk. Such positions are designated as either fair value or cash flow hedges. For the fair value hedges, the fair value is recorded on the balance sheet as either an other asset or accrued expense, depending on the value being positive or negative. Net proceeds received and the change in value of the swap are recorded as reductions to or increases in interest expense. For cash flow hedges, the effective portion of the gain or loss is initially reported as a component of “other comprehensive income” and is then recorded in income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in interest expense as incurred. Swap positions had a fair value of ($550,000) at January 3, 2010. During the second quarter of 2010, the company cancelled its outstanding $70 million interest rate swaps (see Notes 9 and 14).

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. Net proceeds received and the change in value of the derivatives are recorded as increases or decreases to fuel cost of sales. At January 2, 2011, the Company held six fuel futures contracts with a fair value of ($14,300).

The Company had firm purchase commitments of approximately $5.0 million as of January 2, 2011, for electricity which will be consumed in the Company’s facilities in the ordinary course of business during 2011. The Company does not trade in electricity derivatives.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

Stock-Based Compensation

The Company has granted incentive options and restricted stock for a fixed number of units to certain employees. Prior to January 2, 2006, the Company accounted for options in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (see Note 17). The Company adopted ASC 718 “Compensation – Stock Compensation”, at the beginning of fiscal 2006, when the Company was private, and is applying ASC 718 prospectively to newly issued stock options.

Reclassification

Certain line items have been combined or reclassified for presentation purposes. Deferred purchase price – TCFS acquisition was combined into accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Concentration Risk

The Company purchases more than 40% of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”). The Company has been using McLane since 1992. The current two-year contract expires December 2012, and contains three one-year renewal options. The Company purchases most of its restaurant products and ingredients from Labatt Food Service, LLC (“Labatt”). The current three-year contract expires in December 2013 and contains two one-year renewal options.

Valero and Chevron supplied approximately 40% and 15%, respectively, of the Company’s motor fuel purchases in fiscal 2010. The Company has contracts with Valero and Chevron that expire in July 2018 and August 2011, respectively.

No customers are individually material to our operations.

New Accounting Pronouncements

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

FASB ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements). This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009, however the requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2010-29. In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805 – Business Combinations). This guidance requires that disclosure for pro forma revenue and earnings must be as of the beginning of the comparative period presented and adds additional disclosure related to the nature and amount of material, nonrecurring pro forma adjustments. It is effective for public companies only, for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, but early adoption is permitted. Our adoption in January 2011 will impact our disclosure of any future acquisitions.

3. Accounts Receivable

Accounts receivable consisted of the following:

	January 3, 2010	January 2, 2011
	(in thousands)
Accounts receivable, trade	$49,954	$41,813
Receivable from state reimbursement funds	1,212	1,074
Vendor receivables for rebates, branding and others	6,103	7,752
ATM fund receivables	5,530	6,333
Notes receivable short-term	325	1,194
Other receivables	3,289	3,244
Allowance for uncollectible accounts, trade	(609)	(754)
Allowance for uncollectible accounts, environmental	(294)	(300)

Accounts receivables, net	$65,510	$60,356

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
December 28, 2008	$1,024	$230	$525	$729
January 3, 2010	729	464	584	609
January 2, 2011	609	404	259	754
Allowance for environmental cost reimbursements:
December 28, 2008	$336	$64	$59	$341
January 3, 2010	341	60	107	294
January 2, 2011	294	55	49	300

4. Inventories

Inventories consisted of the following:

	January 3, 2010	January 2, 2011
	(in thousands)
Merchandise	$47,567	$48,521
Fuel-retail	19,347	23,660
Fuel-wholesale consignment	2,908	4,347
Fuel-wholesale bulk	3,168	737
Lottery	1,928	2,028
Equipment and maintenance spare parts	4,534	5,977
Allowance for inventory shortage and obsolescence	(664)	(1,130)

Inventories, net	$78,788	$84,140

An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
December 28, 2008	$527	$314	$26	$815
January 3, 2010	815	242	393	664
January 2, 2011	664	640	174	1,130

5. Assets Not in Productive Use

Assets Held and Used

Long-lived assets to be held and used at January 3, 2010 and January 2, 2011, classified as other noncurrent assets were $11.1 million and $8.3 million, respectively. Of these assets, $1.1 million and $0.5 million for 2009 and 2010 are in our wholesale division. These consist largely of under-performing retail stores that have been closed and excess land. Impairment charges recorded in 2009 were immaterial and in 2010 were $1.5 million. Fair value is determined based on prices of similar assets. These assets are being offered for sale, however, our expectation is that it may take longer than one year to close such sales.

Assets Held for Sale

Assets held for sale with a value of $0.1 million and $0.3 million at January 3, 2010 and January 2, 2011, respectively, were classified as other current assets in our retail division. These assets are currently under contract for sale and are expected to be closed within one year.

6. Property and Equipment

Property and equipment consisted of the following:

	January 3, 2010	January 2, 2011
	(in thousands)
Land	$127,140	$128,071
Buildings and leasehold improvements	216,262	235,588
Equipment	175,910	190,324
Construction in progress	11,239	10,889

	530,551	564,872
Less accumulated depreciation	119,977	155,719

Property and equipment, net	$410,574	$409,153

Depreciation expense on property and equipment was $38.2 million, $42.4 million and $41.7 million for 2008, 2009 and 2010, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company records closed stores or any other excess properties for sale as assets held for sale in current assets, or other noncurrent assets at the lower of carrying cost or estimated fair value, less cost to sell.

During 2008, the Company recorded a net loss of less than $0.1 million on disposal of assets. During 2009, the Company recorded a net loss of $2.4 million on disposal of assets. During 2010, the Company recorded a net loss of $1.7 million on disposal of assets. Gains and losses are recorded in gain/loss on disposal of assets and impairment charges in the statements of operations.

7. Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended January 3, 2010 and January 2, 2011:

	January 3, 2010	January 2, 2011
	(in thousands)
Balance at beginning of period	$237,953	$242,295
Acquisitions	4,342	—
Dispositions	—	(2,137)

Balance at end of period	$242,295	$240,158

The change in carrying amount of goodwill by business segment for the years ended January 3, 2010 and January 2, 2011 is as follows:

	Retail Segment	Wholesale Segment	Total
Balance as of December 28, 2008	$221,543	$16,410	$237,953
Acquisitions	91	4,251	4,342

Balance as of January 3, 2010	221,634	20,661	242,295
Dispositions	(2,137)	—	(2,137)

Balance as of January 2, 2011	$219,497	$20,661	$240,158

In August 2009, we acquired 25 Quick Stuff convenience stores from Jack in the Box, Inc. giving rise to $4.3 million of goodwill. No goodwill was recorded during 2010 but $2.1 million was written off in connection with the sale of the Village Market stores. No impairment charges related to goodwill were recognized in 2008, 2009, or 2010. Certain items included in goodwill are deductible for income tax purposes, primarily costs incurred to defease the debt of TCFS Holdings, Inc. in connection with the 2007 acquisition.

Other Intangibles

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over fifty months and has twelve months of amortization remaining as of January 2, 2011. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 3, 2010 and January 2, 2011:

	January 3, 2010			January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$615	$—	$615	$45	$—	$45
Franchise rights	389	—	389	389	—	389
Liquor licenses	11,600	—	11,600	12,038	—	12,038

Amortized
Supply agreements	8,772	3,322	5,450	18,534	4,305	14,229
Favorable lease arrangements, net	2,622	2,368	254	2,497	2,341	156
Loan origination costs	18,367	7,623	10,744	14,024	2,888	11,136
Trade names	5,756	1,761	3,995	5,756	2,384	3,372
Other	520	423	97	—	—	—

Intangible assets, net	$48,641	$15,497	$33,144	$53,283	$11,918	$41,365

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for 2008, 2009 and 2010 was $2.4 million, $1.6 million and $2.1 million, respectively. The loan fee amortization included in interest expense for 2008, 2009 and 2010 was $2.9 million, $3.1 million, and $2.8 million, respectively. The write-off of unamortized loan costs related to debt paid off of $8.4 million in 2010 is included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of January 2, 2011 (in thousands):

	Amortization	Interest
2011	$2,125	$2,568
2012	1,749	2,487
2013	1,634	2,080
2014	1,543	1,754
2015	1,437	1,591

8. Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	January 3, 2010	January 2, 2011
	(in thousands)
Property and sales tax	$9,071	$10,087
Payroll and employee benefits	7,211	15,536
Reserve for environmental remediation, short-term	1,440	1,858
Insurance reserves	4,663	6,560
Deferred branding incentives, short-term	394	801
Deferred gain, short-term portion	2,067	2,104
Deferred purchase price – TCFS acquisition	5,180	1,154
Interest payable	1,651	4,788
Deposits and other	2,135	2,049

Total	$33,812	$44,937

At January 3, 2010 and January 2, 2011, the Company had approximately $6.0 million and $8.6 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $5.6 million and $7.8 million, respectively, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

9. Long-Term Debt

Long-term debt consisted of the following:

	January 3, 2010	January 2, 2011
	(in thousands)
10 5/8% senior unsecured notes due 2013	$300,000	$—
8.5% senior unsecured notes due 2016	—	425,000
Term loan facility, bearing interest at LIBOR plus applicable margin (2.23%) at January 3, 2010	91,875	—
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.25% at January 3, 2010 and 3.75% at January 2, 2011)	25,800	—
Other notes payable	90	10,802
Unamortized premium (discount)	3,154	(4,496)

Total debt	420,919	431,306
Less: current maturities	10,545	550

Long-term debt, net of current maturities	$410,374	$430,756

At January 2, 2011 scheduled future debt maturities are as follows (in thousands):

2011	$550
2012	531
2013	558
2014	587
2015	7,554
Thereafter	426,022

Total	$435,802

The fair value of debt as of January 2, 2011, is estimated to be approximately $465.6 million, based on the reported trading activity of the Senior Notes at that time, and the par value of the other notes.

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

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of January 2, 2011.

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

As of January 2, 2011, we had no outstanding borrowings under the Revolver and $17.5 million in standby letters of credit. Our borrowing base in effect at January 2, 2011 allowed a maximum borrowing, including outstanding letters of credit, of $117.7 million. Our unused availability on the revolver at January 2, 2011 was $100.2 million.

Losses on Early Extinguishment of Debt

In conjunction with the prepayment of outstanding debt in May 2010, the Company incurred losses on early extinguishment of debt that are non-recurring in nature. Losses on early extinguishment of debt during the second quarter of 2010 totaled $21.4 million and included a $15.9 million call premium, write-off of $7.0 million in unamortized loan costs associated with the call of the 2013 Notes, $2.9 million write off of unamortized premium on the 2013 Notes and $1.4 million write-off of unamortized deferred financing costs on the term note. These amounts are included in interest expense in the statements of operations. We followed ASC 470 “Modifications and Extinguishments” in accounting for this refinancing transaction and its associated deferred debt issuance costs.

In addition to the losses on early extinguishment of debt, the Company also incurred additional interest costs during the second quarter of 2010 that were related to the redemption of debt and were non-recurring in nature. These included $1.0 million to cancel interest rate swaps on the term note and $1.8 million interest for the 20-day period that both the 2013 Notes and 2016 Notes were outstanding. See Note 14 for additional information related to interest expense.

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

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 3, 2010, the Company held fuel futures contracts with a fair value of ($174,000) (22 contracts representing 0.9 million gallons). At January 2, 2011, the Company held fuel futures contracts with a fair value of ($14,300) (six contracts representing 0.3 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during 2010 related to these contracts of less than $0.5 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

10. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	Year Ended
	January 3, 2010	January 2, 2011
	(in thousands)
Deferred branding incentives and other, long-term	$6,190	$7,812
Accrued straight-line rent	4,927	6,284
Reserve for underground storage tank removal	3,880	3,981
Reserve for environmental remediation, long-term	815	550

Total	$15,812	$18,627

We record an asset retirement obligation for the estimated future cost to storage tanks. The liability has been discounted using credit-adjusted risk-free rates ranging from 9.0% to 11.0%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended January 3, 2010 and January 2, 2011:

	Year Ended
	January 3, 2010	January 2, 2011
	(in thousands)
Balance at beginning of period	$3,570	$3,880
Liabilities incurred	34	1
Liabilities settled	(86)	(172)
Accretion expense	362	272

Balance at end of period	$3,880	$3,981

11. Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of our employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2008, 2009 and 2010, net of forfeitures, were approximately $0.5 million, $0.6 million and $2.2 million, respectively. Included in these amounts during 2008 and 2010, the Company contributed a discretionary match of $0.1 million and $1.9 million, respectively, based on performance.

We also have established a Nonqualified Deferred Compensation Plan (NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2008, 2009 and 2010 was less than $0.1 million in each year. The unfunded accrued liability included in accrued liabilities as of January 3, 2010 and January 2, 2011, was $2.3 million and $2.8 million, respectively.

12. Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $2.0 million in 2011 through 2014, and $1.8 million in 2015. The lease expiration dates range from 2011 to 2020, with additional option periods extending from 2013 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 13.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, and reimburse the aircraft management company for fuel and the actual out-of-pocket costs of pilots and their related expenses for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.4 million, $0.3 million and $0.3 million during 2008, 2009 and 2010, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% noncontrolling interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million in 2009 and 2010. The future minimum lease payments are $0.2 million each in 2011 through 2013, and $0.1 million in 2014. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership and their voting rights have been assigned to a subsidiary owned by the Company.

13. Commitments and Contingencies

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

During 2009 and 2010, Stripes sold 10 and 12 retail stores, respectively, to unrelated parties and entered into leaseback agreements for each of the stores. The leases contain primary terms typically of 20 years with annual escalation. The leases are being accounted for as operating leases. We have no continuing involvement with respect to these leases.

The components of net rent expense are as follows:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(in thousands)
Cash rent:
Store base rent	$34,424	$37,077	$42,165
Equipment rent	747	664	1,651
Contingent rent	195	203	235

Total cash rent	35,366	37,944	44,051

Non-cash rent:
Straight-line rent	1,261	1,017	744
Amortization of deferred gain	(2,007)	(2,062)	(2,172)

Net rent expense	$34,620	$36,899	$42,623

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for 2008, 2009 and 2010 was $0.8 million, $1.3 million and $2.6 million, respectively, and is included in other income.

Rent expense by segment is as follows:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(in thousands)
Retail segment	$33,754	$35,580	$39,785
Wholesale segment	929	1,490	3,795
Intercompany eliminations and all other	(63)	(171)	(957)

Net rent expense	$34,620	$36,899	$42,623

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2011	$45,542
2012	45,234
2013	44,619
2014	43,322
2015	41,971
Thereafter	433,231

Total	$653,919

Letters of Credit

We were contingently liable for $17.5 million related to irrevocable letters of credit required by various insurers and suppliers at January 2, 2011.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third party liability claims. For 2010, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million deductible. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $2.3 million and $1.8 million, of which $1.4 million and $1.3 million are classified as accrued expenses and other current liabilities as of January 3, 2010 and January 2, 2011, respectively, with the balance included in other noncurrent liabilities. As of January 2, 2011, approximately $1.1 million of the total environmental reserve is for the investigation and remediation of contamination at 14 sites that qualify for reimbursement under state funds. An additional 16 sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserve and may or may not have responsibility for contamination. The remaining $0.7 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to 22 additional sites. There are 5 additional sites that we own and/or operate with known contamination, which are being investigated and remediated by third parties (primarily former site owners) pursuant to contractual indemnification agreements imposing responsibility on the former owners for pre-existing contamination. We maintain no reserves for these sites. There can be no assurance that the third parties will be able or willing to pay all costs for these sites, in which case we could incur additional costs of approximately $0.2 million. We have additional reserves of $4.0 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $1.5 million and $1.1 million for the estimated probable state reimbursements, of which $0.6 million and $0.5 million are included in current receivables as of January 3, 2010 and January 2, 2011, respectively. The remaining $0.9 million and $0.6 million are included in other assets as of January 3, 2010 and January 2, 2011, respectively. Reimbursement from the Texas Petroleum Storage Tank Remediation fund for releases that occurred prior to December 23, 1998 will depend upon the continued maintenance and solvency of the state fund through its scheduled expiration on August 31, 2011.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of January 2, 2011, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of January 2, 2011. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $6.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of January 2, 2011, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $20.1 million. Of this amount, approximately $8.9 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $8.5 million recorded on the balance sheet as of January 2, 2011, of which $0.7 million is included in accrued expenses and other current liabilities and $7.8 million is included in other noncurrent liabilities. The Company amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

14. Interest Expense and Interest Income

The components of net interest expense are as follows:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(in thousands)
Cash interest expense	$36,715	$34,440	$54,643
Cash paid on interest rate swap	—	924	1,397
Capitalized interest	(170)	(266)	(366)
Amortization of loan costs and issuance premium (discount), net	2,913	3,095	8,476
Cash interest income	(202)	(90)	(111)

Interest expense, net	$39,256	$38,103	$64,039

Included in the amounts above for 2010, are the following non-recurring charges related to the May 2010 debt refinancing (See Note 9) in thousands:

	Cash	Non-Cash	Total
Call premium on redemption of 10 5/8% notes	$15,939	$—	$15,939
Cancel interest rate swaps on term loan	1,025	—	1,025
Interest overlap on old and new notes from May 7 to May 27	1,771	—	1,771
Write off unamortized premium and loan costs on recorded debt	—	5,510	5,510

Total non-recurring charges	$18,735	$5,510	$24,245

15. Income Tax

Components of the Company’s income tax benefit and provision for fiscal years ended December 28, 2008, January 3, 2010 and January 2, 2011 are as follows:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(in thousands)
Current:
Federal	$8,158	$(503)	$(7,437)
State	1,699	1,181	1,880

Total current income tax expense (benefit)	9,857	678	(5,557)
Deferred:
Federal	539	1,976	10,507
State	—	(849)	44

Total deferred tax expense	539	1,127	10,551

Net income tax expense	$10,396	$1,805	$4,994

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fiscal years ended December 28, 2008, January 3, 2010 and January 2, 2011 are as follows:

	December 28, 2008		January 3, 2010		January 2, 2011
	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %
Tax at statutory federal rate	$9,405	35.0%	$1,356	35.0%	$2,023	35.0%
State and local tax, net of federal benefit	1,104	4.1	212	5.5	1,251	21.6
Tax on stock compensation adjustments	—	—	—	—	1,530	26.5
Tax on goodwill adjustment	—	—	—	—	947	16.4
Prior year liability true-up	—	—	—	—	(524)	(9.1)
Other	(113)	(0.4)	237	6.1	(233)	(4.0)

Tax expense per financial statement	$10,396	38.7%	$1,805	46.6%	$4,994	86.4%

Components of deferred tax assets and (liabilities) are as follows:

	January 3, 2010	January 2, 2011
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,267	$1,866
Nonqualified deferred compensation	799	1,002
Accrued straight-line rent	1,965	2,214
Allowance for doubtful accounts	85	177
Environmental reserves	322	319
Deferred gain on sale leaseback transactions	12,653	12,272
Intangible assets	643	361
Deferred revenue	1,739	3,034
Stock-based compensation expense	3,748	3,021
Other	1,666	514

Total deferred tax assets	24,887	24,780
Deferred tax liabilities:
Fixed assets	49,999	61,524
Prepaid assets	491	274
LIFO adjustment	544	—

Total deferred tax liabilities	51,034	61,798

Net deferred income tax assets (liabilities)	$(26,147)	$(37,018)

Current net deferred tax assets (liabilities)	$2,699	$2,243

Noncurrent net deferred tax assets (liabilities)	$(28,846)	$(39,261)

The Company has determined that it is more likely than not that all deferred tax assets will be realized, and has therefore determined that no valuation allowance is needed as of January 3, 2010 or January 2, 2011.

During the third quarter of 2010, an analysis of our APIC pool was performed, and it was determined that no APIC pool existed. Restricted stock vesting transactions resulted in excess tax benefits of $0.6 million which were adjusted to tax expense during quarter ended October 3, 2010. In addition, during the second quarter 2010, certain outstanding stock options were voluntarily forfeited resulting in an excess tax benefit of $0.9 million which was also adjusted to tax expense. The $0.9 million tax adjustment for goodwill relates to the sale of the Village Market stores in the second quarter of 2010.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the adoption, the Company recognized no adjustment to income tax accounts that existed as of December 31, 2006. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. Interest and penalties incurred by the company have not been material in 2008, 2009 or 2010. The Company files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, Louisiana and New Mexico. The Company is subject to examinations in all jurisdictions for all returns for the 2007 through 2010 tax years.

As of January 2, 2011, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

16. Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,158,717 were issued and 17,141,393 were outstanding as of January 3, 2010, and 17,402,934 were issued and 17,361,406 were outstanding as of January 2, 2011, respectively. Included in these amounts are 163,115 and 297,919 shares, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 17,324 and 41,528 shares, respectively, issued as restricted shares which were forfeited prior to vesting or were withheld to pay taxes upon vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 798,205 shares of common stock are outstanding as of January 2, 2011, 91,745 of which are vested (See Note 17).

17. Share-Based Compensation

Stock Options

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. A total of 798,205 options were outstanding at January 2, 2011, of which 91,745 are exercisable. Vesting of most grants are over two to five years and expire 10 years after the original date of grant. The non–exercisable options outstanding at January 2, 2011 vest on various dates from June 2011 to September 2014.

In accordance with the stock option exchange program approved by the Shareholders on May 26, 2010, on June 27, 2010, Eligible Optionholders tendered, and the Company accepted for cancellation, Eligible Options to purchase an aggregate of 852,910 shares of the Company’s common stock. On June 27, 2010, the Company granted Exchange Options to purchase an aggregate of 362,250 shares of the Company’s common stock and an aggregate of 75,818 shares of Exchange Stock in exchange for the cancellation of the tendered Eligible Options. The exchange was on an estimated fair value neutral basis, but resulted in $372,000 in incremental compensation expense to be recognized over the requisite service period of the Exchange Options and Exchange Stock related to options that had previously been accounted for under APB No. 25. The exercise price per share of each Exchange Option is $11.19, which was the closing price of the common stock on June 25, 2010. During the second quarter of 2010, Sam L. Susser voluntarily forfeited his 363,953 outstanding stock options and did not derive any benefit from the stock option exchange program. See Note 15 regarding the impact of this forfeiture on deferred income taxes.

Prior to adopting ASC 718 during the first quarter of 2006, as a private company, the Company accounted for its options under the Stripes Option Plan using the intrinsic value method of accounting set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by ASC 718, Compensation–Stock Compensation. Accordingly, compensation cost for these options was measured as the excess, if any, of the fair value of the unit at the date of the grant over the amount an employee must pay to acquire the unit. Because we used the minimum value method for pro forma disclosures under ASC 718, we applied ASC 718 prospectively to newly issued stock options.

The following table illustrates the effect on net income for fiscal 2009 and 2010 had compensation cost for options granted under the Stripes Option Plan been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718:

	Year Ended
	January 3, 2010	January 2, 2011
	(in thousands)
Net income attributable to Susser Holdings Corporation, as reported	$2,068	$786
Deduct: Compensation expense on stock options determined under fair value based method for awards under the Stripes Option Plan, net of tax	43	(6)

Total	$2,025	$792

The following table summarizes certain information regarding stock option activity for the fiscal 2008, 2009 and 2010:

	Number Options Outstanding	Weighted Average Exercise Price
Balances at December 30, 2007	1,550,217	$18.11
Granted	475,480	17.14
Exercised	—	—
Forfeited or expired	(316,855)	21.70

Balances at December 28, 2008	1,708,842	17.17
Granted	91,158	12.12
Exercised	—	—
Forfeited or expired	(56,978)	19.19

Balances at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Exercised	—	—
Forfeited or expired	(1,335,567)	17.96

Balances at January 2, 2011	798,205	$12.11

Exercisable at January 2, 2011	91,745	$17.10

At January 2, 2011, all outstanding options had an intrinsic value of $1.9 million and a weighted average remaining contractual life of 6.4 years. The vested options had no intrinsic value and a weighted average remaining contractual life of 5.2 years. No options had been exercised as of January 2, 2011.

Following our IPO, the fair value of each option grant has been estimated using the Black-Scholes-Merton option pricing model, with the following weighted assumptions and results:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
Weighted average grant fair value	$7.52	$6.23	$4.65
Exercise price	$17.14	$12.12	$11.03
Stock-value on date of grant	$17.14	$12.12	$11.03
Risk-free interest rate	3.4%	2.8%	1.59%
Expected dividend yield	0%	0%	0%
Weighted average expected life (years)	7.0	7.0	4.1
Expected volatility	36.4%	46.3%	52.6%

Volatility was estimated by using the blended historical volatility of our stock and an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the shortcut method, as allowed by ASC 718. The aggregate grant-date fair value of options granted during fiscal 2008, 2009 and 2010 was approximately $3.6 million, $0.6 million and $1.8 million, respectively. We recorded $3.3 million, $2.5 million and $1.5 million in stock compensation expense during fiscal 2008, 2009 and 2010, respectively for the options outstanding under the 2006 Plan. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 42 months is a total of $1.8 million. No options have been exercised yet.

Unvested Stock

The Company has also granted shares of restricted stock. Approximately two-thirds of the shares vest over five years, with one-third vesting on the third, fourth and fifth anniversary of the grant date. The remaining shares vest ratably over a three or four year period. The total fair value of shares vested during fiscal 2010 was approximately $0.9 million. The following table summarizes certain information regarding the restricted stock grants:

	Unvested Stock
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at December 30, 2007	114,934	$15.03
Granted	40,000	20.86
Vested	(35,804)	14.83
Forfeited	—	—

Nonvested at December 28, 2008	119,130	17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(65,536)	13.86
Forfeited	(18,978)	10.60

Nonvested at January 2, 2011	297,919	$11.48

Stock-based compensation expense of $0.6 million, $1.0 million and $1.0 million was recognized for restricted stock during 2008, 2009 and 2010, respectively. The remaining compensation expense to be recognized over the next 42 months is a total of $1.1 million.

The Company also granted restricted stock units during 2010 which were subject to performance criteria, in addition to time vesting requirements. The performance criteria have been deemed to have been met on these restricted stock units, effective March 18, 2011. The restricted stock units vest over a 30 month period. The following table summarizes certain information regarding the restricted stock unit grants:

	Restricted Stock Units
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(10,000)	8.75

Nonvested at January 2, 2011	111,000	$8.75

Stock-based compensation expense of $0.4 million was recognized during 2010 for restricted stock units. The remaining compensation expense to be recognized over the next 22 months is a total of $0.6 million.

18. Other Comprehensive Loss:

Accumulated other comprehensive loss is comprised of the following:

	January 3, 2010	January 2, 2011
	(in thousands)
Balance at the beginning of the period	$—	$(358)
Amount reclassified to income, net of tax of $323 as of January 3, 2010 and $489 as of January 2, 2011	(600)	(908)
Net change in fair value of interest rate swaps, net of tax of $131 as of January 3, 2010 and $650 as of January 2, 2011	242	1,266

Balance at end of the period	$(358)	$—

Other comprehensive income is comprised of the following:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011
	(in thousands)
Net income	$16,525	$2,107	$789
Net unrealized loss in fair value of cash flow hedges, net of tax benefit of $0, $192 and $161, respectively	—	(358)	—

Total comprehensive income, net of tax expense	16,525	1,749	789
Less:
Comprehensive income attributable to noncontrolling interest	48	39	3

Comprehensive income attributable to Susser Holdings Corporation	$16,477	$1,710	$786

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

Segment Financial Data for the Year Ended December 28, 2008

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$729,857	$—	$—	$—	$729,857
Fuel	2,150,727	2,931,146	(1,607,651)	—	3,474,222
Other	28,372	16,660	(9,174)	708	36,566

Total revenue	2,908,956	2,947,806	(1,616,825)	708	4,240,645
Gross Profit:
Merchandise, net	250,642	—	—	—	250,642
Fuel	120,556	30,934	—	—	151,490
Other	28,371	6,782	(63)	188	35,278

Total gross profit	399,569	37,716	(63)	188	437,410
Selling, general and administrative expenses	307,835	12,867	(63)	10,021	330,660
Depreciation, amortization and accretion	36,173	4,237	—	432	40,842
Other operating expenses (1)	(55)	63	—	1	9

Operating income (loss)	$55,616	$20,549	$—	$(10,266)	$65,899

Gallons	677,308	1,096,337	(609,821)	—	1,163,824
Total assets	$710,348	$95,592	$(139)	$18,555	$824,356
Goodwill	221,543	16,410	—	—	237,953
Gross capital expenditures	64,458	4,847	—	58	69,363

(1)	Includes loss (gain) on disposal of assets and impairment charges.

Segment Financial Data for the Year Ended January 3, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$784,424	$—	$—	$—	$784,424
Fuel	1,605,534	2,081,815	(1,205,890)	—	2,481,459
Other	29,256	20,345	(8,806)	630	41,425

Total revenue	2,419,214	2,102,160	(1,214,696)	630	3,307,308
Gross Profit:
Merchandise, net	261,084	—	—	—	261,084
Fuel	105,021	20,207	—	—	125,228
Other	29,256	11,706	(171)	276	41,067

Total gross profit	395,361	31,913	(171)	276	427,379
Selling, general and administrative expenses(2)	317,344	12,342	(171)	9,010	338,525
Depreciation, amortization and accretion	38,772	5,086	—	524	44,382
Other operating expenses(1)	2,408	(6)	—	—	2,402

Operating income (loss)	$36,837	$14,491	$—	$(9,258)	$42,070

Gallons	719,649	1,201,927	(707,106)	—	1,214,470
Total assets	$746,169	$106,734	$140	$19,975	$873,018
Goodwill	221,634	20,661	—	—	242,295
Gross capital expenditures	64,995	9,810	—	—	74,805

(1)	Includes loss (gain) on disposal of assets and impairment charges.
(2)	Reflects reclassification of vendor incentives between wholesale and other.

Segment Financial Data for the Year Ended January 2, 2011

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$806,252	$—	$—	$—	$806,252
Fuel	1,987,072	2,672,932	(1,578,653)	—	3,081,351
Other	30,542	20,114	(10,229)	2,600	43,027

Total revenue	2,823,866	2,693,046	(1,588,882)	2,600	3,930,630
Gross Profit:
Merchandise, net	270,683	—	—	—	270,683
Fuel	135,611	26,018	—	—	161,629
Other	30,542	10,105	(985)	1,128	40,790

Total gross profit	436,836	36,123	(985)	1,128	473,102
Selling, general and administrative expenses	332,809	14,624	(985)	9,467	355,915
Depreciation, amortization and accretion	38,191	4,664	—	1,143	43,998
Other operating expenses(1)	3,071	140	—	(18)	3,193

Operating income (loss)	$62,765	$16,695	$—	$(9,464)	$69,996

Gallons	735,763	1,233,313	(739,104)	—	1,229,972
Total assets	$784,276	$106,791	$—	$23,272	$914,339
Goodwill	219,497	20,661	—	—	240,158
Gross capital expenditures	76,093	12,785	—	—	88,878

(1)	Includes loss (gain) on disposal of assets and impairment charges.

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

Per unit information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options and restricted stock granted under the 2006 Equity Incentive Plan (See Note 17).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011(1)
	(dollars in thousands except per share amounts)
Net income attributable to Susser Holdings Corporation	$16,477	$2,068	$786
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,883,965	16,936,777	17,018,032
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	92,355	85,226	172,581

Denominator for diluted earnings per common share	16,976,320	17,022,003	17,190,613
Net income per share, attributable to Susser Holdings Corporation:
Per common share-basic	$0.98	$0.12	$0.05

Per common share-diluted	$0.97	$0.12	$0.05

Options and non-vested restricted shares not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,376,503	1,713,512	983,608

(1)	Excluding the impact of non-recurring interest charges related to the May 2010 refinancing, which was $15.7 million net of tax, we would have reported net income of $16.5 million and diluted EPS of $0.96 for the year ended January 2, 2011.

21. Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2008, 2009 and 2010. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2008							2009						2010
	1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR(b)	1st QTR	2nd QTR	3rd QTR		4th QTR
	(dollars and gallons in thousands; except per share amounts)
Merchandise sales	$168,771	$187,870		$189,272		$183,944		$181,919	$199,940		$201,190		$201,375	$191,038	$208,276	$207,018		$199,920
Motor fuel sales:
Retail	519,797	618,037		619,692		393,201		322,072	392,593		427,603		463,266	478,619	511,646	489,130		507,677
Wholesale	302,595	415,179		396,952		208,769		167,327	221,336		240,874		246,388	258,195	287,524	260,066		288,494
Other income	9,543	9,376		8,253		9,394		9,490	9,297		12,433		10,205	10,273	11,093	10,203		11,458
Total revenue	1,000,706	1,230,462		1,214,169		795,308		680,808	823,166		882,100		921,234	938,125	1,018,539	966,417		1,007,549
Merchandise gross profit	56,668	64,416		65,966		63,592		62,416	66,496		66,307		65,865	62,383	70,673	70,050		67,577
Motor fuel gross profit:
Retail	20,257	32,165		36,402		31,732		21,204	26,988		34,613		22,216	20,291	45,863	42,133		27,324
Wholesale	5,580	7,429		8,888		9,037		4,251	5,030		6,388		4,538	5,028	7,499	7,248		6,243
Other gross profit	9,103	8,837		7,921		9,417		9,390	9,302		12,453		9,922	9,919	9,867	9,946		11,058
Total gross profit	91,608	112,847		119,177		113,778		97,261	107,816		119,761		102,541	97,621	133,902	129,377		112,202
Income from operations	4,972	20,291		21,137		19,499		8,541	13,390		19,826		313	1,692	31,912	26,571		9,821
Net income (loss) attributable to Susser Holdings Corporation	$(3,360)	$6,662		$6,862		$6,313		$(931)	$2,165		$6,503		$(5,669)	$(4,985)	$(1,916)	$8,952		$(1,265)
Earnings (loss) per common share:
Basic	$(0.20)	$0.39		$0.41		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.53		$(0.07)
Diluted	$(0.20)	$0.39		$0.40		$0.37		$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.52		$(0.07)
Merchandise margin, net	33.6%	34.3%		34.9%		34.6%		34.3%	33.3%		33.0%		32.7%	32.7%	33.9%	33.8%		33.8%
Fuel gallons:
Retail	169,313	165,113		163,399		179,483		179,412	177,887		175,317		187,033	183,068	185,192	185,073		182,430
Wholesale	114,110	124,329		122,318		125,759		122,469	125,832		125,205		121,315	120,013	128,829	122,115		123,252
Motor fuel margin:
Retail(a)	12.0 ¢	19.5	¢	22.3	¢	17.7	¢	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢
Wholesale	4.9 ¢	6.0	¢	7.3	¢	7.2	¢	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(b)	Includes 14 weeks of operation.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC (6)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp. (6)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New (9)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation (2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation (2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation (8)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8 % Senior Notes due 2013(1)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

4.3	Registration Rights Agreement, dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein (6)

4.4	Form of Guarantee (included in Exhibit 4.1)(1)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York (1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York (5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(10)

4.8	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York (17)

4.9	Form of 144A Notes (10)

4.10	Form of Regulation S Notes (10)

4.13	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp. (10)

4.14	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp. (15)

4.15	Form of Stock Certificate (1)

Exhibit No.	Description
4.16	Indenture, dated as of May 7, 2010, by and among Susser Holdings, L.LC., Susser Finance Corporation, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the issuance of the 8.50% Senior Notes due 2016 (20)

4.17	Form of 144A Notes (20)

4.18	Form of Regulation S Notes (20)

4.19	Form of Guarantee (20)

4.20	Registration Rights Agreement, dated as of May 7, 2010, by and among Susser Holdings, L.L.C., Susser Finance Corporation, Banc of America Securities LLC, BMO Capital Markets Corp., Wells Fargo Securities, LLC, RBC Capital Markets Corporation, Morgan Keegan & Company, Inc., BBVA Securities Inc., and Morgan Joseph & Co., Inc. (20)

10.1	Susser Holdings Corporation 2006 Equity Incentive Plan (1)

10.2	First amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (21)

10.3	Second amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation *

10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (1)

10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement (18)

10.6	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (1)

10.7	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement (1)

10.8	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Stock Option Agreement (22)

10.9	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Restricted Stock Agreement (22)

10.10	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Unit Agreement (22)

10.11	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser (6)

10.12	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser (18)

10.13	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr. (6)

10.14	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr. (18)

10.15	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan (6)

10.16	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan (18)

10.17	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre (6)

Exhibit No.	Description
10.18	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre (18)

10.19	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter (6)

10.20	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter (18)

10.21	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company dated September 1, 2008 (16)

10.22	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between Chevron Texaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP (1)

10.23	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (11)

10.24	Distribution Service Agreement, effective as of January 1, 2011, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)*

10.25	Corporate Account Agreement, effective as of January 12, 2011, by and between Stripes and Labatt Food Service LLC (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)*

10.26	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC., Susser Petroleum Company, LLC and National Retail Properties, L.P. (11)

10.27	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Costal Transport Co. Inc., and Susser Petroleum Company L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.28	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P. (1)

10.29	Form of Master Sale/Leaseback Agreement (1)

10.30	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.31	Branded Distributor Marketing Agreement (Valero Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.32	Branded Distributor Marketing Agreement (Shamrock Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.33	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

Exhibit No.	Description
10.34	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, L.P. (1)

10.35	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (19)

10.36	Amendment No. 1 dated May 6, 2008 to Credit Agreement dated November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (13)

10.37	Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto (20)

10.38	Non-Qualified Deferred Compensation Plan of SPP Partners (predecessor to Stripes LLC) Effective October 1, 2003 (11)

10.39	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008(14)

21.1	List of Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**

*	Filed herewith.
**	Filed herewith pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the registration Statement on Form S-4/A of Susser Holdings, L.L.C and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(12)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(14)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.
(15)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 26, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(17)	Incorporated by reference to the Registration Statement on Form S-4 of Susser Holdings Corporation filed April 29, 2008.
(18)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation Filed March 13, 2009.
(19)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed December 15, 2009.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 14, 2010.
(21)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 26, 2010.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 13, 2010.