Form 10-Q
period 2011-04-03
Susser Holdings CORP
filed 2011-05-13
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 3, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,545,833 SHARES
(Class)	(Outstanding at May 9, 2011)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 2, 2011	April 3, 2011
		unaudited
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$47,943	$34,368
Accounts receivable, net of allowance for doubtful accounts of $1,054 at January 2, 2011, and $963 at April 3, 2011	60,356	81,248
Inventories, net	84,140	96,269
Other current assets	17,517	21,557

Total current assets	209,956	233,442
Property and equipment, net	409,153	431,928
Other assets:
Goodwill	240,158	240,158
Intangible assets, net	41,365	40,700
Other noncurrent assets	13,707	14,234

Total assets	$914,339	$960,462

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$132,918	$173,153
Accrued expenses and other current liabilities	44,937	46,809
Current maturities of long-term debt	550	511

Total current liabilities	178,405	220,473
Revolving line of credit	—	—
Long-term debt	430,756	430,792
Deferred gain, long-term portion	32,727	32,178
Deferred tax liability, long-term portion	39,261	43,337
Other noncurrent liabilities	18,627	18,262

Total liabilities	699,776	745,042

Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock $.01 par value; 125,000,000 shares authorized; 17,402,934 issued and 17,361,406 outstanding as of January 2, 2011, 17,482,543 issued and 17,436,234 outstanding as of April 3, 2011	172	172
Additional paid-in capital	186,876	187,755
Retained earnings	26,742	26,719
Accumulated other comprehensive loss	—	—

Total Susser Holdings Corporation shareholders’ equity	213,790	214,646
Noncontrolling interest	773	774

Total shareholders’ equity	214,563	215,420

Total liabilities and shareholders’ equity	$914,339	$960,462

See accompanying notes

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	April 4, 2010	April 3, 2011
	(dollars in thousands, except per share amounts)

Revenues:
Merchandise sales	$191,038	$203,017
Motor fuel sales	736,814	954,481
Other income	10,273	11,635

Total revenues	938,125	1,169,133
Cost of sales:
Merchandise	128,655	134,006
Motor fuel	711,495	918,961
Other	354	447

Total cost of sales	840,504	1,053,414

Gross profit	97,621	115,719

Operating expenses:
Personnel	36,007	38,409
General and administrative	8,541	9,666
Other operating	29,858	34,098
Rent	10,051	11,316
Loss on disposal of assets and impairment charge	264	629
Depreciation, amortization and accretion	11,208	10,902

Total operating expenses	95,929	105,020

Income from operations	1,692	10,699
Other income (expense):
Interest expense, net	(9,688)	(9,937)
Other miscellaneous	4	(34)

Total other expense, net	(9,684)	(9,971)

Income (loss) before income taxes	(7,992)	728
Income tax (expense) benefit	3,018	(750)

Net loss	(4,974)	(22)

Less: Net income attributable to noncontrolling interests	11	1

Net loss attributable to Susser Holdings Corporation	$(4,985)	$(23)

Net loss per share attributable to Susser Holdings Corporation:
Basic	$(0.29)	$(0.00)
Diluted	$(0.29)	$(0.00)
Weighted average shares outstanding:
Basic	16,994,090	17,078,100
Diluted	16,994,090	17,078,100

See accompanying notes

Susser Holdings Corporation

Consolidated Statement of Cash Flows

Unaudited

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)

Cash flows from operating activities:

Net loss	$(4,974)	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	11,208	10,902
Loss on disposal of assets and impairment charge	264	629
Non-cash stock based compensation	728	888
Deferred income tax	(2,102)	4,703
Amortization of debt premium/discount, net	(164)	166
Changes in operating assets and liabilities:
Receivables	(5,432)	(20,891)
Inventories	(483)	(12,128)
Intangible assets, net	742	626
Other assets	(3,437)	(5,090)
Accounts payable	17,253	40,234
Accrued liabilities	3,957	1,872
Other noncurrent liabilities	410	(1,071)

Net cash provided by operating activities	17,970	20,818

Cash flows from investing activities:
Capital expenditures	(9,206)	(34,103)
Proceeds from disposal of property and equipment	21	40
Proceeds from sale/leaseback transactions	5,836	—

Net cash used in investing activities	(3,349)	(34,063)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	—
Change in notes receivable	337	(105)
Payments on long-term debt	(2,708)	(169)
Revolving line of credit, net	(19,890)	—
Loan origination costs	(153)	(47)
Proceeds (purchase) of equity, net	16	(9)

Net cash used in financing activities	(12,398)	(330)
Net increase (decrease) in cash	2,223	(13,575)
Cash and cash equivalents at beginning of year	17,976	47,943

Cash and cash equivalents at end of period	$20,199	$34,368

See accompanying notes

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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at April 3, 2011 but do not conduct any operations (See Note 7). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2010 refer to the 52-week period ended January 2, 2011. All references to the first quarter of 2010 and 2011 refer to the 13-week periods ended April 4, 2010 and April 3, 2011, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and end their fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at April 3, 2011 and for the three months ended April 4, 2010 and April 3, 2011 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three months ended April 4, 2010 and April 3, 2011 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after April 3, 2011, up until the issuance of these financial statements.

2.	New Accounting Pronouncements

FASB ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements). This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009; however the requirement to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim period within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2010-29. In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805– Business Combinations). This guidance requires that disclosure for pro forma revenue and earnings must be as of the beginning of the comparative period presented and adds additional disclosure related to the nature and amount of material, nonrecurring pro forma adjustments. It is effective for public companies only, for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, but early adoption is permitted. Our adoption in January 2011 will impact our disclosure of any future acquisitions.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	January 2, 2011	April 3, 2011
	(in thousands)
Accounts receivable, trade	$19,381	$32,804
Credit card receivables	22,432	31,607
Receivable from state reimbursement funds	1,074	984
Vendor receivables for rebates, branding and others	7,752	6,627
ATM fund receivables	6,333	7,614
Notes receivable, short-term	1,194	561
Other receivables	3,244	2,014
Allowance for uncollectable accounts, trade	(754)	(687)
Allowance for uncollectable accounts, environmental	(300)	(276)

Accounts receivable, net	$60,356	$81,248

4.	Inventories

Inventories consisted of the following:

	January 2, 2011	April 3, 2011
	(in thousands)
Merchandise	$48,521	$46,983
Fuel-retail	23,660	27,287
Fuel-wholesale consignment	4,347	5,467
Fuel-wholesale bulk	737	9,528
Lottery	2,028	2,009
Equipment and maintenance spare parts	5,977	6,315
Allowance for inventory shortage and obsolescence	(1,130)	(1,320)

Inventories, net	$84,140	$96,269

5.	Property and Equipment

Property and equipment consisted of the following:

	January 2, 2011	April 3, 2011
	(in thousands)
Land	$128,071	$128,771
Buildings and leasehold improvements	235,588	241,866
Equipment	190,324	198,087
Construction in progress	10,889	28,598

	564,872	597,322
Less accumulated depreciation	155,719	165,394

Property and equipment, net	$409,153	$431,928

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 2, 2011 and April 3, 2011, we had $240.2 million of goodwill recorded in conjunction with past business combinations. The 2010 impairment analysis indicated no impairment in goodwill. As of April 3, 2011 we evaluated potential impairment indicators pursuant to the requirements of ASC 350-20-35-30. We believe no indicators of impairment occurred during the first quarter of 2011, and believe the assumptions used in the analysis performed in 2010 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first quarter of 2011 and no additions were recorded during this period.

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over fifty months. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 2, 2011 and April 3, 2011:

	January 2, 2011			April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Unamortized

Trade name	$45	$—	$45	$45	$—	$45

Franchise rights	389	—	389	389	—	389

Liquor licenses	12,038	—	12,038	12,038	—	12,038

Amortized

Supply agreements	18,534	4,305	14,229	19,049	4,741	14,308
Favorable lease arrangements, net	2,497	2,341	156	2,497	2,298	199

Loan origination costs	14,024	2,888	11,136	14,071	3,538	10,533

Trade names	5,756	2,384	3,372	5,756	2,568	3,188

Intangible assets, net	$53,283	$11,918	$41,365	$53,845	$13,145	$40,700

7.	Long-Term Debt

Long-term debt consisted of the following:

	January 2, 2011	April 3, 2011
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin, (3.75% at January 2, 2011 and April 3, 2011)	—	—

Other notes payable	10,802	10,633

Unamortized discount	(4,496)	(4,330)

Total debt	431,306	431,303

Less: current maturities	550	511

Long-term debt, net of current maturities	$430,756	$430,792

The fair value of debt as of April 3, 2011 is estimated to be approximately $469.6 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facility and other notes payable.

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

The 2016 Notes indenture contains customary covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to: incur additional debt; make restricted payments (including paying dividends on, redeeming or repurchasing their capital stock); dispose of its assets; grant liens on its assets; engage in transactions with affiliates; merge or consolidate or transfer substantially all of its assets; and enter into certain sale/leaseback transactions. The indenture also includes certain customary events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, premium or liquidated damages when due; failure to comply with certain covenants; default on certain other indebtedness; certain monetary judgment defaults; bankruptcy and insolvency defaults; and actual or asserted impairment of any note guarantee.

Credit Facilities

On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. The Credit Agreement changed certain terms of the existing credit facilities, among others: cancellation of the term loan facility (of which $89.3 million was outstanding) and release of a majority of the real property securing the term loan (with the remainder to continue to secure the new Revolver); addition of a $40 million facility increase option; extension of maturity date from November 2012 until May 2014; reduction in fixed charge coverage ratio; increase in senior secured leverage ratio; and increase in margins and commitment fees, subject, in the case of the margins for loans and letters of credit, to adjustment based on leverage grids. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. and (iii) certain future non-operating subsidiaries) will be guarantors under the Credit Agreement.

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

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of April 3, 2011.

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

As of April 3, 2011, we had no outstanding borrowings under the Revolver and $18.7 million in standby letters of credit. Our borrowing base in effect at April 3, 2011 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at April 3, 2011 was $101.3 million.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 2, 2011 or April 3, 2011.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. These positions have been designated as fair value hedges. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 2, 2011, the Company held fuel futures contracts with a fair value of ($14,300) (six contracts representing 0.3 million gallons). At April 3, 2011, the Company held fuel futures contracts with a fair value of ($270,000) (58 contracts representing 2.4 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the first quarter of 2011 related to these contracts of $0.9 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)
Cash rent:
Store base rent	$10,126	$11,163
Equipment rent	208	507
Contingent rent	64	67

Total cash rent	$10,398	$11,737

Non-cash rent:
Straight-line rent	188	127
Amortization of deferred gain	(535)	(548)

Net rent expense	$10,051	$11,316

Letters of Credit

We were contingently liable for $18.7 million related to irrevocable letters of credit required by various insurers and suppliers at April 3, 2011.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)
Cash interest expense	$8,887	$9,415
Cash paid on interest rate swap	270	—
Capitalized interest	(41)	(162)
Amortization of loan costs and issuance (premium)/discount, net	607	808
Cash interest income	(35)	(124)

Interest expense, net	$9,688	$9,937

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months ended April 3, 2011 and April 4, 2010 is as follows:

	Three Months Ended April 3, 2011
	(in thousands)	Tax rate %
Tax at statutory federal rate	$255	35.0%
State and local tax, net of federal benefit	436	60.0

Other	59	8.1

Tax expense per financial statement	$750	103.1%

	Three Months Ended April 4, 2010
	(in thousands)	Tax rate %
Tax at statutory federal rate	$(2,801)	35.0%
State and local tax, net of federal benefit	283	(3.5)
Other	(500)	6.2

Tax expense per financial statement	$(3,018)	37.7%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the three months ended April 4, 2010 and April 3, 2011 was $0.4 million and $0.7 million, respectively. The accrued margin tax in 2011 first quarter includes $0.2 million related to a clarification in the margin tax rules.

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

As of April 3, 2011, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,402,934 were issued and 17,361,406 were outstanding as of January 2, 2011, and 17,482,543 were issued and 17,436,234 were outstanding as of April 3, 2011. Included in these amounts are 297,919 and 338,664 shares, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 41,528 and 46,309 shares, respectively, issued as restricted shares which were forfeited prior to vesting or were withheld to pay taxes upon vesting. A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued. Options to purchase 819,205 shares of common stock are outstanding as of April 3, 2011, 91,745 of which are vested (See Note 12).

12.	Share-based Compensation

The Company has granted options, restricted stock and restricted stock units subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants are over two to five years. The restricted stock units are subject to performance criteria in addition to time vesting requirements. Following is a summary of options, restricted stock and restricted stock units which have been granted under the Company’s plan:

	Stock Options
	Number Options Outstanding	Weighted Average Price
Balances at December 28, 2008	1,708,842	$17.17
Granted	91,158	12.12
Forfeited or expired	(56,978)	19.19

Balances at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Forfeited or expired	(1,335,567)	17.96

Balances at January 2, 2011	798,205	12.11
Granted	21,000	13.51
Forfeited or expired	—	—

Balances at April 3, 2011	819,205	12.15

Exercisable at April 3, 2011	91,745	$17.10

	Restricted Stock
	Number of Shares	Grant Date Average Fair Value Per Share
Nonvested at December 28, 2008	119,130	$17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(65,536)	13.86
Forfeited	(18,978)	10.60

Nonvested at January 2, 2011	297,919	11.48
Granted	74,731	13.51
Vested	(33,986)	15.60
Forfeited	—	—

Nonvested at April 3, 2011	338,664	$11.51

	Restricted Stock Units
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(10,000)	8.75

Nonvested at January 2, 2011	111,000	8.75
Granted	194,000	13.51
Vested	—	—
Forfeited	—	—

Nonvested at April 3, 2011	305,000	11.78

Remain subject to performance criteria	194,000	$13.51

During the first quarter of 2011, we granted 21,000 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $0.1 million, which will be amortized to expense over the option’s requisite service periods. During the first quarter of 2011, we granted 74,731 shares of restricted stock with an aggregate fair value of $1.0 million, which will be amortized to expense over the requisite service period. In addition, we granted 194,000 shares of restricted stock units with an aggregate fair value of $2.6 million, which will be amortized to expense over the requisite service period. These restricted stock units are subject to performance criteria based on 2011 results, in addition to time vesting. Performance criteria for the 2010 restricted stock awards were deemed met as of March 18, 2011, with the 111,000 units remaining subject to time vesting on November 1, 2011 and November 1, 2012.

We adopted ASC 718 “Compensation – Stock Compensation” at the beginning of fiscal 2006 when we were still a private company. Because we used the minimum value method for pro forma disclosures under ASC 718, we have applied ASC 718 prospectively to newly issued stock options. Stock options granted during 2005 have been accounted for in accordance with APB Opinion No. 25 through June 2010, at which time most of these options were tendered in the stock option exchange program and cancelled. Replacement options and restricted stock are being accounted for in accordance with ASC 718. Stock options initially granted during 2005 that were not tendered will continue to be accounted for under APB Opinion No. 25. We recognized non-cash stock compensation expense of $0.7 million and $0.9 million during the three months ended April 4, 2010 and April 3, 2011, respectively, which is included in general and administrative expense.

Had compensation cost for the options granted in 2005 been determined based on the grant-date fair value of awards consistent with the method set forth in ASC 718 the Company’s net profits and losses for the periods presented would have been affected as follows:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)
Net loss attributable to Susser Holdings Corporation, as reported	$(4,985)	$(23)
Deduct:
Compensation expense on options determined under fair value based method for all awards, net of tax	13	—

Pro forma net loss attributable to Susser Holdings Corporation	$(4,972)	$(23)

13.	Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	Year Ended	Three Months Ended
	January 2, 2011	April 3, 2011
	(in thousands)
Balance at the beginning of the period	$(358)	$—
Amount reclassified to income, net of tax of $489 as of January 2, 2011	(908)	—
Net change in fair value of interest rate swaps, net of tax of $650 as of January 2, 2011	1,266	—

Balance at end of period	$—	$—

Other comprehensive loss is comprised of the following:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)
Net loss	$(4,974)	$(22)
Net unrealized loss in fair value of cash flow hedges, net of tax benefit of $162 as of April 4, 2010	(658)	—

Total comprehensive loss, net of tax expense	(5,632)	(22)

Less:

Comprehensive income attributable to noncontrolling interest	11	1

Comprehensive loss attributable to Susser Holdings Corporation	$(5,643)	$(23)

14.	Segment Reporting

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

Segment Financial Data for the Three Months Ended April 4, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$191,038	$—	$—	$—	$191,038

Fuel	478,619	637,819	(379,624)	—	736,814

Other	7,675	4,559	(2,205)	244	10,273

Total revenue	677,332	642,378	(381,829)	244	938,125

Gross profit:

Merchandise	62,383	—	—	—	62,383

Fuel	20,291	5,028	—	—	25,319

Other	7,675	2,209	(147)	182	9,919

Total gross profit	90,349	7,237	(147)	182	97,621

Selling, general and administrative	78,817	3,310	(147)	2,477	84,457

Depreciation, amortization and accretion	9,777	1,217	—	214	11,208

Other operating expenses (income)	266	—	—	(2)	264

Operating income (loss)	$1,489	$2,710	$—	$(2,507)	$1,692

Gallons	183,068	300,961	(180,948)	—	303,081

Gross capital expenditures	$8,702	$504	$—	$—	$9,206

Segment Financial Data for the Three Months Ended April 3, 2011 (dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$203,017	$—	$—	$—	$203,017

Fuel	618,120	848,719	(512,358)	—	954,481

Other	8,540	5,712	(2,975)	358	11,635

Total revenue	829,677	854,431	(515,333)	358	1,169,133

Gross profit:

Merchandise	69,011	—	—	—	69,011

Fuel	29,313	6,207	—	—	35,520

Other	8,540	2,629	(275)	294	11,188

Total gross profit	106,864	8,836	(275)	294	115,719

Selling, general and administrative	86,491	4,206	(275)	3,067	93,489

Depreciation, amortization and accretion	9,302	1,296	—	304	10,902

Other operating expenses (income)	582	100	—	(53)	629

Operating income (loss)	$10,489	$3,234	$—	$(3,024)	$10,699

Gallons	191,302	311,097	(190,090)	—	312,309

Gross capital expenditures	$32,422	$1,681	$—	$—	$34,103

15.	Earnings Per Share

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

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options and restricted stock granted under the 2006 Equity Incentive Plan (See Note 12). Restricted stock units are not considered for inclusion in diluted EPS until the relevant performance criteria has been satisfied.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(dollars in thousands, except per share data)
Net loss attributable to Susser Holdings Corporation	$(4,985)	$(23)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,994,090	17,078,100
Incremental common shares attributable to exercise of outstanding dilutive options and restricted shares	—	—
Denominator for diluted earnings per common share	16,994,090	17,078,100
Net loss per share, attributable to Susser Holdings Corporation:

Per common share – basic	$(0.29)	$(0.00)

Per common share – diluted	$(0.29)	$(0.00)

Options and non-vested restricted shares not included in diluted net loss attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,764,818	450,166

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 2, 2011. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2010 and 2011 refer to the 13-week periods ended April 4, 2010 and April 3, 2011, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

For a full discussion of these and other risks and uncertainties, please refer to “Item 1A– Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2011, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of April 3, 2011, our retail segment operated 527 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.

For the three months ended April 3, 2011, we sold 312.3 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our foodservice and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened two new retail stores during the first quarter and closed one, for a total of 527 retail stores operated at the end of the quarter. Three additional stores have been opened and one smaller store has been closed to date in the second quarter, with another five retail stores currently under construction. We expect to open a total of 18 to 22 new retail stores during fiscal 2011. We added five dealer sites and discontinued four during the first quarter, for a total of 432 dealer sites as of the end of the quarter in our wholesale segment.

Our total revenues, net loss attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,169.1 million, $(23,000) and $23.1 million, respectively, for first quarter 2011, compared to $938.1 million, $(5.0) million and $13.9 million, respectively, for first quarter 2010. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. Fuel costs continued their generally upward trend during the first quarter of 2011, with crude oil prices averaging approximately $94 per barrel, compared to approximately $85 during the fourth quarter of 2010 and $79 during the first quarter of 2010. However, our first quarter retail fuel margin of 15.3 cents per gallon exceeded our five-year average first quarter margin of 11.2 cents, in part due to relatively higher fuel cost volatility experienced during the quarter, compared to the first quarter of 2010. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs. Historically, we tend to experience higher fuel margins during periods of higher prices. After deducting credit card fees, our retail fuel margin for the first quarter of 2011 was 10.3 cents per gallon compared to 7.0 cents a year ago.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. Additionally, our business has remained generally more resilient than many other retail formats. After a soft fourth quarter 2009, we began to see stabilization and/or improvement in certain key economic indicators in our markets in early 2010 and have reported positive comparable merchandise results in each quarter of 2010 and 2011 to date. The strongest markets are benefiting from increased oil and gas drilling, which affects approximately 20% of our retail stores. There has also been an increase in diesel volume, primarily attributable to increased freight driven by manufacturing, agriculture and oil and gas activity. New home construction remains soft across many of our core markets.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the first quarter. We have had no borrowings on our $120 million revolving credit facility since June 2010, and at the end of the first quarter had $101.3 million of unused availability. We also had $34.4 million of cash on the balance sheet at the end of the quarter. Subsequent to quarter-end, we completed a $3.7 million sale/leaseback transaction and closed on a $20 million mortgage note with a regional bank to finance new stores completed in late 2010 and early 2011.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(dollars in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$191,038	$203,017
Motor fuel—retail	478,619	618,120
Motor fuel—wholesale	258,195	336,361
Other	10,273	11,635

Total revenue	$938,125	$1,169,133
Gross profit:
Merchandise	$62,383	$69,011
Motor fuel—retail	20,291	29,313
Motor fuel—wholesale	5,028	6,207
Other	9,919	11,188

Total gross profit	$97,621	$115,719
Adjusted EBITDA (1):
Retail	$11,532	$20,373
Wholesale	3,927	4,630
Other	(1,578)	(1,886)

Total Adjusted EBITDA	$13,881	$23,117
Retail merchandise margin	32.7%	34.0%
Merchandise same store sales growth	2.5%	5.6%
Average per retail store per week:
Merchandise sales	$28.0	$29.7
Motor fuel gallons	27.3	28.2
Motor fuel gallons sold:
Retail	183,068	191,302
Wholesale	120,013	121,007
Average retail price of motor fuel	$2.61	$3.23
Motor fuel gross profit cents per gallon:
Retail	11.1 ¢	15.3 ¢
Wholesale	4.2 ¢	5.1 ¢

(1)	We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock based compensation expense and certain other operating expenses that are reflected in our net income (loss) that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our debt agreements and indentures.

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because:

•

they are used as a performance and liquidity measures under our existing revolving credit facility and the indenture governing our notes, including for purposes of determining whether we have satisfied certain financial performance maintenance covenants and our ability to borrow additional indebtedness and pay dividends;

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

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net loss attributable to Susser Holdings Corporation to EBITDA and Adjusted EBITDA:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)
Net loss attributable to Susser Holdings Corporation	$(4,985)	$(23)
Depreciation, amortization and accretion	11,208	10,902
Interest expense, net	9,688	9,937
Income tax expense (benefit)	(3,018)	750

EBITDA	12,893	21,566
Non-cash stock based compensation	728	888
Loss on disposal of assets and impairment charge	264	629
Other miscellaneous expense	(4)	34

Adjusted EBITDA	$13,881	$23,117

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended
	April 4, 2010	April 3, 2011
	(in thousands)

Net cash provided by operating activities	$17,970	$20,818
Changes in operating assets and liabilities	(13,010)	(3,552)
Loss on disposal of assets and impairment charge	(264)	(629)
Non-cash stock based compensation	(728)	(888)
Noncontrolling interest	(11)	(1)
Deferred income tax	2,102	(4,703)
Amortization of debt premium/discount, net	164	(166)
Interest expense, net	9,688	9,937
Income tax expense (benefit)	(3,018)	750

EBITDA	12,893	21,566

Non-cash stock based compensation	728	888

Loss on disposal of assets and impairment charge	264	629
Other miscellaneous	(4)	34

Adjusted EBITDA	$13,881	$23,117

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following tables present a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011
Operating income (loss)	$1,489	$10,489	$2,710	$3,234	$(2,507)	$(3,024)	$1,692	$10,699
Depreciation, amortization, and accretion	9,777	9,302	1,217	1,296	214	304	11,208	10,902

Other miscellaneous	—	—	—	—	4	(34)	4	(34)
Noncontrolling interest	—	—	—	—	(11)	(1)	(11)	(1)

EBITDA	11,266	19,791	3,927	4,530	(2,300)	(2,755)	12,893	21,566
Non-cash stock based compensation	—	—	—	—	728	888	728	888
Loss (gain) on disposal of assets and impairment charge	266	582	—	100	(2)	(53)	264	629
Other operating expenses	—	—	—	—	(4)	34	(4)	34

Adjusted EBITDA	$11,532	$20,373	$3,927	$4,630	$(1,578)	$(1,886)	$13,881	$23,117

First Quarter 2011 Compared to First Quarter 2010

The following discussion of results for first quarter 2011 compared to first quarter 2010 compares the 13-week period of operations ended April 4, 2010 to the 13-week period of operations ended April 3, 2011. During 2010, we constructed or acquired 14 stores of which 12 opened after the first quarter of 2010 and therefore those stores did not contribute to results in the first quarter of 2010. In addition, we opened two stores during the first quarter of 2011.

Total Revenue. Total revenue for first quarter 2011 was $1.2 billion, an increase of $231.0 million, or 24.6%, from 2010. The increase in total revenue was driven by a 29.1% increase in retail fuel revenue and a 30.3% increase in wholesale fuel revenue, and an increase in merchandise sales of 6.3%, as further discussed below.

Total Gross Profit. Total gross profit for first quarter 2011 was $115.7 million, an increase of $18.1 million, or 18.5% over 2010. The increase was primarily due to the increase in retail fuel gross profit of $9.0 million, the increase in wholesale fuel gross profit of $1.2 million and the increase in merchandise gross profit of $6.6 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2011 and 2010 ($3.7 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $203.0 million for first quarter 2011, a $12.0 million, or 6.3% increase over 2010. Our performance was due to a 5.6% merchandise same store sales increase, accounting for $10.4 million of the increase, with the balance due to new stores built or acquired in 2010 and 2011. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were cigarettes, packaged drinks and food service. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other foods prepared in the store.

Merchandise gross profit was $69.0 million for the first quarter of 2011, a 10.6% increase over 2010, which was driven by an increase in gross profit margin from 32.7% to 34.0% and the increase in merchandise sales. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes. Food service gross profit accounted for 32% of non-fuel gross profit for the first quarter of 2011 compared to 31% for the first quarter of 2010.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2011 were $618.1 million, an increase of $139.5 million, or 29.1% over 2010, primarily driven by a 23.6% increase in the average retail price of motor fuel and a 4.5% increase in retail gallons sold. We sold an average of 28,200 gallons per retail store per week, 3.2% more than last year. Retail motor fuel gross profit increased by $9.0 million or 44.5% over 2010 due to an increase in the gross profit per gallon and the increase in gallons sold. The average retail fuel margin increased from 11.1 cents per gallon to 15.3 cents per gallon for 2010 and 2011, respectively. This increase in fuel margin increased retail fuel gross profit by $8.1 million. After deducting credit card fees, the net margin increased from 7.0 cents per gallon to 10.3 cents per gallon from first quarter 2010 to first quarter 2011.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for the first quarter of 2011 were $336.4 million, a 30.3% increase over 2010. The increase was primarily driven by a 29.2% increase in the wholesale selling price per gallon and a slight 0.8% increase in gallons sold. Wholesale motor fuel gross profit of $6.2 million increased $1.2 million or 23.5% from 2010, due to a 22.5% increase in the gross profit per gallon from 4.2 to 5.1 cents per gallon (responsible for a $1.1 million increase).

Other Revenue and Gross Profit. Other revenue of $11.6 million for first quarter 2011 increased by $1.4 million or 13.2% from 2010, with a 12.7% increase in associated gross profit, primarily attributable to growth in lottery income, ATM fees, movie rental income and wholesale segment lease transfer fee income.

Personnel Expense. For the first quarter of 2011, personnel expense increased $2.4 million or 6.7% over 2010. Of the increase in personnel expense, $1.6 million was attributable to the new stores acquired and constructed during 2010 and 2011.

General and Administrative Expenses. For first quarter 2011, general and administrative expenses increased by $1.1 million, or 13.2% from 2010, approximately half of which is due to higher bonus accrual and the balance was due to other personnel costs and professional fees. G&A expenses include non-cash stock based compensation expenses which were $0.9 million for the quarter.

Other Operating Expenses. Other operating expenses increased by $4.2 million or 14.2% over 2010. The increase was primarily due to an increase in credit card expense of $2.3 million from 2010, an increase in utilities expense of $0.7 million and increased maintenance expense of $0.6 million. Credit card costs are directly related to the cost of fuel. Operating expenses related to credit card fees, utilities and maintenance for new stores accounted for $0.9 million of increased costs.

Rent Expense. Rent expense for first quarter 2011 of $11.3 million was $1.3 million or 12.6% higher than 2010 due primarily to rent expense on additional leased stores.

Depreciation, Amortization, and Accretion. Depreciation, amortization and accretion expense for first quarter 2011 of $10.9 million was down $0.3 million or 2.7% from 2010. Most of our 2010 new stores were either build-to-suit or sale/leaseback transactions, therefore having a minimal impact on depreciation expense.

Income from Operations. Income from operations for first quarter 2011 was $10.7 million, compared to $1.7 million for 2010. The increase is primarily attributed to higher retail fuel gross profit of $9.0 million, higher wholesale fuel gross profit of $1.2 million and increased merchandise gross profit of $6.6 million partly offset by an increase in operating expenses as described above.

Income Tax. The income tax expense accrued for first quarter 2011 was $0.8 million, which consisted of $0.7 million of expense attributable to the Texas margin tax and $0.1 million of income tax expense related to federal and state income tax. The income tax benefit accrued for first quarter 2010 was $3.0 million, which consisted of $0.4 million of expense attributable to the Texas margin tax and $3.4 million of income tax benefit related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net income attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first quarter 2011 of $23,000, compared to net loss attributable to Susser Holdings Corporation of $5.0 million for 2010. The increase is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for first quarter 2011 was $23.1 million, an increase of $9.2 million, or 66.5% compared to 2010. Retail segment Adjusted EBITDA of $20.4 million increased by $8.8 million, or 76.7% compared to 2010, primarily due to higher fuel margins slightly offset by increased credit card expense. Wholesale segment Adjusted EBITDA of $4.6 million increased by $0.7 million, or 17.9% from 2010, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.9 million for the quarter, compared to $1.6 million for the same period in 2010.

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

Cash flows from operations were $20.8 million and $18.0 million for the first three months of 2011 and 2010, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $34.4 million of cash and cash equivalents on hand at April 3, 2011 compared to $20.2 million at April 4, 2010, and $47.9 million at January 2, 2011, of which $1.2 million was restricted at January 2, 2011 and April 3, 2011.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions were $34.1 million and $9.2 million during the first three months of 2011 and 2010, respectively. We opened two new retail stores and closed one retail store through April 3, 2011. We have opened three additional retail stores and closed one in the second quarter and currently have another five stores under construction.

Following is a summary of our recent operating site additions and closures by segment:

Three Months Ended April 3, 2011
Retail stores:
Number at beginning of period	526
New stores	2
Closed stores	(1)

Number at end of period	527

Wholesale dealer locations:
Number at beginning of period	431
New stores	5
Closed stores	(4)

Number at end of period	432

During fiscal 2011, we plan to invest approximately $80 to $120 million (net of anticipated lease financing and asset sales) in new retail stores, new dealer projects and maintenance, and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flow from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2011, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program or other discretionary capital spending.

Cash Flows from Financing Activities. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, also issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Credit Agreement, including the Revolver, and the 2016 Notes, please see Note 7 in the accompanying Notes to Consolidated Financial Statements. We also entered into a $10 million mortgage loan with a regional bank in February 2010, with a five-year term, 15-year amortization and variable interest based on prime rate.

At April 3, 2011, our outstanding debt was $435.6 million, excluding $4.3 million unamortized issuance discount. As of April 3, 2011, we had no outstanding borrowings under the revolving credit facility and $18.7 million in standby letters of credit. Our borrowing base in effect at April 3, 2011, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at April 3, 2011 was $101.3 million. Our unrestricted cash on our balance sheet was $33.2 million and total debt was $431.3 million, leaving debt net of cash of $398.1 million as of April 3, 2011.

Subsequent to quarter-end, we completed a $3.7 million sale/leaseback transaction and closed on a $20 million mortgage note with a regional bank to finance new stores completed in late 2010 and early 2011.

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

Contractual Obligations and Commitments

Properties. Most of our leases are net leases requiring us to pay taxes, insurance, and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	April 3, 2011
	Fee	Leased
Operating sites:
Retail	236	291
Wholesale	51	32

Total	287	323

Office locations	4	3
Properties currently under construction	8	—
Properties held for future development	22	—
Income producing properties	8	7
Surplus properties	41	0

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

	2009						2010					2011
	(dollars and gallons in thousands; except per share amounts)
	1st QTR	2nd QTR		3rd QTR		4th QTR(b)	1st QTR	2nd QTR	3rd QTR		4th QTR	1st QTR
Merchandise sales	$181,919	$199,940		$201,190		$201,375	$191,038	$208,276	$207,018		$199,920	$203,017
Motor fuel sales:

Retail	322,072	392,593		427,603		463,266	478,619	511,646	489,130		507,677	618,120
Wholesale	167,327	221,336		240,874		246,388	258,195	287,524	260,066		288,494	336,361
Other income	9,490	9,297		12,433		10,205	10,273	11,093	10,203		11,458	11,635

Total revenue	680,808	823,166		882,100		921,234	938,125	1,018,539	966,417		1,007,549	1,169,133

Merchandise gross profit	62,416	66,496		66,307		65,865	62,383	70,673	70,050		67,577	69,011
Motor fuel gross profit:
Retail	21,204	26,988		34,613		22,216	20,291	45,863	42,133		27,324	29,313
Wholesale	4,251	5,030		6,388		4,538	5,028	7,499	7,248		6,243	6,207
Other gross profit	9,390	9,302		12,453		9,922	9,919	9,867	9,946		11,058	11,188

Total gross profit	97,261	107,816		119,761		102,541	97,621	133,902	129,377		112,202	115,719
Income from operations	8,541	13,390		19,826		313	1,692	31,912	26,571		9,821	10,699
Net income (loss) attributable to Susser Holdings Corporation	$(931)	$2,165		$6,503		$(5,669)	$(4,985)	$(1,916)	$8,952		$(1,265)	$(23)
Earnings (loss) per common share:
Basic	$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.53		$(0.07)	$(0.00)
Diluted	$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.52		$(0.07)	$(0.00)

Merchandise margin, net	34.3%	33.3%		33.0%		32.7%	32.7%	33.9%	33.8%		33.8%	34.0%
Fuel gallons:
Retail	179,412	177,887		175,317		187,033	183,068	185,192	185,073		182,430	191,302
Wholesale	122,469	125,832		125,205		121,315	120,013	128,829	122,115		123,252	121,007

Motor fuel margin:
Retail (a)	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢	15.3 ¢
Wholesale	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢	5.1 ¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(b)	Includes 14 weeks of operation.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 2, 2011. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Goodwill is not being amortized, but is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of April 3, 2011 (See Note 6).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at April 3, 2011. We had $9.5 million outstanding in other notes payable that is subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at April 3, 2011 would be to change interest expense by approximately $0.1 million.

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

We also periodically purchase motor fuel in bulk and hold in inventory or transport it to West Texas or Houston via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the pipeline inventory. These fuel hedging positions have not been material to our operations.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2011, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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
Date: May 13, 2011
	By	/s/ Mary E. Sullivan
Mary E. Sullivan Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

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