Form 10-K/A
period 2011-01-02
Susser Holdings CORP
filed 2011-06-16
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Susser Holdings Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 2, 2011 originally filed on March 18, 2011 (the “Annual Report”) for the sole purpose of filing an amended version of Exhibit 10.25 to the Annual Report in connection with requests for confidential treatment related to such exhibit.

No item of, or disclosure appearing in, the Company’s Annual Report is affected by this filing other than the exhibit described above. This report on Form 10-K/A is presented as of the filing date of the Annual Report and does not reflect events occurring after that date, or modify or update disclosures in any way. Accordingly, this Amendment should be read in conjunction with the Annual Report previously filed and the Company’s other filings with the Securities and Exchange Commission.

1

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation

By:	/S/ SAM L. SUSSER
Sam L. Susser
President and Chief Executive Officer

Date: June 15, 2011

2

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC (6)

2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp. (6)

2.3	Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New (9)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation (2)

3.2	Amended and Restated Bylaws of Susser Holdings Corporation (2)

3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation (8)

4.1	Indenture, dated December 21, 2005, by and among Susser Holdings, L.L.C., Susser Finance Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the issuance of the 10 5/8 % Senior Notes due 2013(1)

4.2	Form of Senior Notes (included as Exhibit A to the Indenture filed as Exhibit 4.1)(1)

4.3	Registration Rights Agreement, dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein (6)

4.4	Form of Guarantee (included in Exhibit 4.1)(1)

4.5	First Supplemental Indenture, dated as of October 23, 2006, by and among Susser Holdings, L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York (1)

4.6	Second Supplemental Indenture, dated as of November 8, 2006, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York (5)

4.7	Third Supplemental Indenture, dated as of November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York(10)

4.8	Fourth Supplemental Indenture, dated as of December 20, 2007, by and among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, each of the Guarantors party thereto, and the Bank of New York (17)

4.9	Form of 144A Notes (10)

4.10	Form of Regulation S Notes (10)

4.13	Registration Rights Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp. (10)

4.14	Registration Rights Agreement, dated as of June 23, 2008, among Susser Holdings Corporation, Susser Holdings L.L.C., Susser Finance Corporation, the Guarantors party thereto and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets LLC and BMO Capital Markets Corp. (15)

4.15	Form of Stock Certificate (1)

Exhibit No.	Description
4.16	Indenture, dated as of May 7, 2010, by and among Susser Holdings, L.LC., Susser Finance Corporation, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the issuance of the 8.50% Senior Notes due 2016 (20)

4.17	Form of 144A Notes (20)

4.18	Form of Regulation S Notes (20)

4.19	Form of Guarantee (20)

4.20	Registration Rights Agreement, dated as of May 7, 2010, by and among Susser Holdings, L.L.C., Susser Finance Corporation, Banc of America Securities LLC, BMO Capital Markets Corp., Wells Fargo Securities, LLC, RBC Capital Markets Corporation, Morgan Keegan & Company, Inc., BBVA Securities Inc., and Morgan Joseph & Co., Inc. (20)

10.1	Susser Holdings Corporation 2006 Equity Incentive Plan (1)

10.2	First amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (21)

10.3	Second amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (23)

10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (1)

10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement (18)

10.6	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (1)

10.7	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement (1)

10.8	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Stock Option Agreement (22)

10.9	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Restricted Stock Agreement (22)

10.10	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Unit Agreement (22)

10.11	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser (6)

10.12	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser (18)

10.13	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr. (6)

10.14	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr. (18)

10.15	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan (6)

10.16	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan (18)

10.17	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre (6)

Exhibit No.	Description
10.18	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre (18)

10.19	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter (6)

10.20	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter (18)

10.21	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company dated September 1, 2008 (16)

10.22	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between Chevron Texaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP (1)

10.23	Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (11)

10.24	Distribution Service Agreement, effective as of January 1, 2011, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (23)

10.25	Corporate Account Agreement, effective as of January 12, 2011, by and between Stripes and Labatt Food Service LLC (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission)*

10.26	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes LLC., Susser Petroleum Company, LLC and National Retail Properties, L.P. (11)

10.27	Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co. Inc., and Susser Petroleum Company L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.28	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P. (1)

10.29	Form of Master Sale/Leaseback Agreement (1)

10.30	Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.31	Branded Distributor Marketing Agreement (Valero Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.32	Branded Distributor Marketing Agreement (Shamrock Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

10.33	Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (1)

Exhibit No.	Description
10.34	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, L.P. (1)

10.35	Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (19)

10.36	Amendment No. 1 dated May 6, 2008 to Credit Agreement dated November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (13)

10.37	Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto (20)

10.38	Non-Qualified Deferred Compensation Plan of SPP Partners (predecessor to Stripes LLC) Effective October 1, 2003 (11)

10.39	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008(14)

21.1	List of Subsidiaries of the Registrant (23)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (23)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (23)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (23)

*	Filed herewith.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4/A of Susser Holdings, L.L.C and Susser Finance Corporation (File No. 333-137406) filed December 5, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 27, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 13, 2006.
(6)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 15, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed November 19, 2007.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(12)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(14)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.
(15)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 26, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(17)	Incorporated by reference to the Registration Statement on Form S-4 of Susser Holdings Corporation filed April 29, 2008.
(18)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation Filed March 13, 2009.
(19)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed December 15, 2009.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 14, 2010.
(21)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 26, 2010.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 13, 2010.
(23)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 18, 2011.