Form 10-Q
period 2011-07-03
Susser Holdings CORP
filed 2011-08-12
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 3, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,327,259 SHARES
(Class)	(Outstanding at August 8, 2011)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 2, 2011	July 3, 2011
		unaudited
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$47,943	$66,437
Accounts receivable, net of allowance for doubtful accounts of $1,054 at January 2, 2011, and $711 at July 3, 2011	60,356	83,842
Inventories, net	84,140	98,332
Other current assets	17,517	12,538

Total current assets	209,956	261,149
Property and equipment, net	409,153	447,856
Other assets:
Goodwill	240,158	244,398
Intangible assets, net	41,365	40,358
Other noncurrent assets	13,707	14,336

Total assets	$914,339	$1,008,097

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$132,918	$174,485
Accrued expenses and other current liabilities	44,937	42,072
Current maturities of long-term debt	550	1,444

Total current liabilities	178,405	218,001
Revolving line of credit	—	—
Long-term debt	430,756	449,753
Deferred gain, long-term portion	32,727	31,674
Deferred tax liability, long-term portion	39,261	51,586
Other noncurrent liabilities	18,627	18,309

Total liabilities	699,776	769,323

Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,402,934 issued and 17,361,406 outstanding as of January 2, 2011; 17,489,829 issued and 17,347,010 outstanding as of July 3, 2011	172	172
Additional paid-in capital	186,876	187,444
Retained earnings	26,742	50,383
Accumulated other comprehensive income loss	—	—

Total Susser Holdings Corporation shareholders’ equity	213,790	237,999
Noncontrolling interest	773	775

Total shareholders’ equity	214,563	238,774

Total liabilities and shareholders’ equity	$914,339	$1,008,097

See accompanying notes

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011
	(dollars in thousands, except per share amounts)

Revenues:
Merchandise sales	$208,276	$226,441	$399,314	$429,458
Motor fuel sales	799,170	1,137,062	1,535,984	2,091,543
Other income	11,093	12,885	21,366	24,520

Total revenues	1,018,539	1,376,388	1,956,664	2,545,521
Cost of sales:
Merchandise	137,603	149,347	266,258	283,353
Motor fuel	745,808	1,067,320	1,457,303	1,986,281
Other	1,226	791	1,580	1,238

Total cost of sales	884,637	1,217,458	1,725,141	2,270,872

Gross profit	133,902	158,930	231,523	274,649

Operating expenses:
Personnel	36,869	40,503	72,876	78,912
General and administrative	10,210	11,736	18,751	21,402
Other operating	32,426	35,493	62,284	69,591
Rent	10,542	11,373	20,593	22,689
Loss on disposal of assets and impairment charge	578	680	842	1,309
Depreciation, amortization and accretion	11,365	11,485	22,573	22,387

Total operating expenses	101,990	111,270	197,919	216,290

Income from operations	31,912	47,660	33,604	58,359
Other income (expense):
Interest expense, net	(34,272)	(10,122)	(43,960)	(20,059)
Other miscellaneous	(69)	(80)	(65)	(114)

Total other expense, net	(34,341)	(10,202)	(44,025)	(20,173)

Income (loss) before income taxes	(2,429)	37,458	(10,421)	38,186
Income tax (expense) benefit	524	(13,792)	3,542	(14,542)

Net income (loss)	(1,905)	23,666	(6,879)	23,644

Less: Net income attributable to noncontrolling interests	11	1	22	2

Net income (loss) attributable to Susser Holdings Corporation	$(1,916)	$23,665	$(6,901)	$23,642

Net income (loss) per share attributable to Susser Holdings Corporation:
Basic	$(0.11)	$1.38	$(0.41)	$1.38
Diluted	$(0.11)	$1.36	$(0.41)	$1.36
Weighted average shares outstanding:
Basic	17,016,067	17,099,010	17,005,078	17,088,555
Diluted	17,016,067	17,450,778	17,005,078	17,422,771

See accompanying notes

Susser Holdings Corporation

Consolidated Statement of Cash Flows

Unaudited

	Six Months Ended
	July 4, 2010	July 3, 2011
	(in thousands)

Cash flows from operating activities:

Net income (loss)	$(6,879)	$23,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	22,573	22,387
Loss on disposal of assets and impairment charge	842	1,309
Non-cash stock-based compensation	1,631	1,972
Deferred income tax	(6,586)	9,187
Early extinguishment of debt	21,449	—
Amortization of debt premium/discount, net	(128)	335
Changes in operating assets and liabilities:
Receivables	(8,905)	(23,485)
Inventories	(3,113)	(14,192)
Intangible assets, net	1,532	1,293
Other assets	613	3,265
Accounts payable	13,197	41,567
Accrued liabilities	3,653	(2,865)
Other noncurrent liabilities	(489)	(1,637)

Net cash provided by operating activities	39,390	62,780

Cash flows from investing activities:
Capital expenditures	(22,564)	(68,285)
Proceeds from disposal of property and equipment	7,123	65
Proceeds from sale/leaseback transactions	16,966	6,169

Net cash provided by (used in) investing activities	1,525	(62,051)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	430,091	20,000
Change in notes receivable	317	(18)
Payments on long-term debt	(408,011)	(444)
Revolving line of credit, net	(25,800)	—
Loan origination costs	(11,375)	(369)
Proceeds (purchase) of equity, net	65	(1,404)

Net cash provided by (used in) financing activities	(14,713)	17,765
Net increase in cash	26,202	18,494
Cash and cash equivalents at beginning of year	17,976	47,943

Cash and cash equivalents at end of period	$44,178	$66,437

See accompanying notes

Susser Holdings Corporation

Notes to Consolidated Financial Statements

Unaudited

1.	Organization and Principles of Consolidation

The consolidated financial statements are composed of Susser Holdings Corporation (“Susser” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating and supplying motor fuel to service stations and convenience stores since the 1930’s.

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

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at July 3, 2011, but do not conduct any operations (See Note 7). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2010 refer to the 52-week period ended January 2, 2011. All references to the first half and second quarter of 2010 and 2011 refer to the 26-week and 13-week periods ended July 4, 2010 and July 3, 2011, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and ends its fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at July 3, 2011 and for the three and six months ended July 4, 2010 and July 3, 2011 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and six months ended July 4, 2010 and July 3, 2011 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after July 3, 2011, up until the issuance of these financial statements.

2.	New Accounting Pronouncements

FASB ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC 820 – Improving Disclosures about Fair Value Measurements). This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009; however the requirement to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation is effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2010-29. In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASC 805– Business Combinations). This guidance requires that disclosure for pro forma revenue and earnings must be as of the beginning of the comparative period presented and adds additional disclosure related to the nature and amount of material, nonrecurring pro forma adjustments. It is effective for public companies only, for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, but early adoption is permitted. Our adoption in January 2011 will impact our disclosure of any future acquisitions.

FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820– Fair Value Measurement). This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. No impact is expected on our financial statements.

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income (ASC 220– Comprehensive Income). This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). Our adoption in January 2012 will impact the presentation on our financial statements.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	January 2, 2011	July 3, 2011
	(in thousands)
Accounts receivable, trade	$19,381	$33,066
Credit card receivables	22,432	32,705
Receivable from state reimbursement funds	1,074	661
Vendor receivables for rebates, branding and others	7,752	7,657
ATM fund receivables	6,333	7,767
Notes receivable, short-term	1,194	496
Other receivables	3,244	2,201
Allowance for uncollectible accounts, trade	(754)	(554)
Allowance for uncollectible accounts, environmental	(300)	(157)

Accounts receivable, net	$60,356	$83,842

4.	Inventories

Inventories consisted of the following:

	January 2, 2011	July 3, 2011
	(in thousands)
Merchandise	$48,521	$51,621
Fuel-retail	23,660	29,815
Fuel-wholesale consignment	4,347	4,914
Fuel-wholesale bulk	737	4,492
Lottery	2,028	1,990
Equipment and maintenance spare parts	5,977	6,611
Allowance for inventory shortage and obsolescence	(1,130)	(1,111)

Inventories, net	$84,140	$98,332

5.	Property and Equipment

Property and equipment consisted of the following:

	January 2, 2011	July 3, 2011
	(in thousands)
Land	$128,071	$135,316
Buildings and leasehold improvements	235,588	252,518
Equipment	190,324	205,514
Construction in progress	10,889	30,384

	564,872	623,732
Less: Accumulated depreciation	155,719	175,876

Property and equipment, net	$409,153	$447,856

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 2, 2011 and July 3, 2011, we had $240.2 million and $244.4 million, respectively, of goodwill recorded in conjunction with past business combinations. The 2010 impairment analysis indicated no impairment in goodwill. As of July 3, 2011, we evaluated potential impairment indicators pursuant to the requirements of ASC 350-20-35-30. We believe no indicators of impairment occurred during the second quarter of 2011, and believe the assumptions used in the analysis performed in 2010 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first half of 2011. During the second quarter of 2011, the Company determined there was a computational error related to deferred income tax balances established in the initial Town & Country purchase price allocation. As a result, additions of $4.2 million were made related to deferred taxes. The Company evaluated the impact of this error on the initial purchase price allocation and concluded the error was not of a magnitude to require restatement of the initial purchase price allocation. The computational error had less than 2% impact on goodwill, total assets and noncurrent liabilities as of December 30, 2007. As a result the adjustment was reflected in 2011.

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that are not amortized. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name is being amortized over fifty months. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 2, 2011 and July 3, 2011:

	January 2, 2011			July 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)

Unamortized

Trade name	$45	$—	$45	$45	$—	$45

Franchise rights	389	—	389	489	—	489

Liquor licenses	12,038	—	12,038	12,038	—	12,038

Amortized

Supply agreements	18,534	4,305	14,229	19,501	5,132	14,369
Favorable leasehold arrangements, net	2,497	2,341	156	3,584	3,341	243

Loan origination costs	14,024	2,888	11,136	14,393	4,201	10,192

Trade names	5,756	2,384	3,372	5,756	2,774	2,982

Intangible assets, net	$53,283	$11,918	$41,365	$55,806	$15,448	$40,358

7.	Long-Term Debt

Long-term debt consisted of the following:

	January 2, 2011	July 3, 2011
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin (3.75% at January 2, 2011 and July 3, 2011)	—	—

Other notes payable	10,802	30,357

Unamortized discount	(4,496)	(4,160)

Total debt	431,306	451,197

Less: Current maturities	550	1,444

Long-term debt, net of current maturities	$430,756	$449,753

The fair value of debt as of July 3, 2011, is estimated to be approximately $480.9 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facility and other notes payable. Other notes payable consists primarily of long-term, variable-rate mortgage notes. The Company entered into a $20 million mortgage facility during the second quarter of 2011, the proceeds of which were used to finance new store development.

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

The 2016 Notes indenture contains customary covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to: incur additional debt; make restricted payments (including paying dividends on, redeeming or repurchasing their capital stock); dispose of its assets; grant liens on its assets; engage in transactions with affiliates; merge, consolidate or transfer substantially all of its assets; and enter into certain sale/leaseback transactions. The indenture also includes certain customary events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, premium or liquidated damages when due; failure to comply with certain covenants; default on certain other indebtedness; certain monetary judgment defaults; bankruptcy and insolvency defaults; and actual or asserted impairment of any note guarantee.

Credit Facilities

On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. The Credit Agreement changed certain terms of the existing credit facilities, among others: cancellation of the term loan facility (of which $89.3 million was outstanding) and release of a majority of the real property securing the term loan (with the remainder to continue to secure the new Revolver); addition of a $40 million facility increase option; extension of maturity date from November 2012 until May 2014; reduction in fixed charge coverage ratio; increase in senior secured leverage ratio; and increase in margins and commitment fees, subject in the case of the margins for loans and letters of credit, to adjustment based on leverage grids. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. and (iii) certain future non-operating subsidiaries) will be guarantors under the Credit Agreement.

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

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of July 3, 2011.

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

As of July 3, 2011, we had no outstanding borrowings under the Revolver and $18.8 million in standby letters of credit. Our borrowing base in effect at July 3, 2011 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at July 3, 2011, was $101.2 million.

Fair Value Measurements

We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, equipment, intangible assets and goodwill. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs is used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 2, 2011 or July 3, 2011.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 2, 2011, the Company held fuel futures contracts with a fair value of ($14,300) (six contracts representing 0.3 million gallons). At July 3, 2011, the Company held fuel futures contracts with a fair value of ($224,000) (30 contracts representing 1.3 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the first half of 2011 related to these contracts of $1.0 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

8.	Commitments and Contingencies

Leases

The Company leases a portion of its convenience store properties under non-cancellable operating leases whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional payments based on sales or motor fuel volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011
	(in thousands)
Cash rent:
Store base rent	$10,479	$11,193	$20,605	$22,356
Equipment rent	347	518	555	1,025
Contingent rent	69	75	133	142

Total cash rent	$10,895	$11,786	$21,293	$23,523

Non-cash rent:
Straight-line rent	186	136	374	263
Amortization of deferred gain	(539)	(549)	(1,074)	(1,097)

Net rent expense	$10,542	$11,373	$20,593	$22,689

Letters of Credit

We were contingently liable for $18.8 million related to irrevocable letters of credit required by various insurers and suppliers at July 3, 2011.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010 (a)	July 3, 2011	July 4, 2010 (a)	July 3, 2011
	(in thousands)
Cash interest expense	$26,947	$9,585	$35,834	$19,000
Cash paid on interest rate swap	1,127	—	1,397	—
Capitalized interest	(50)	(253)	(91)	(415)
Amortization of loan costs and issuance (premium)/discount, net	6,274	825	6,881	1,633
Cash interest income	(26)	(35)	(61)	(159)

Interest expense, net	$34,272	$10,122	$43,960	$20,059

(a)	Included in the amounts above for the three and six months ended July 4, 2010, were the following non-recurring charges related to the May 2010 debt refinancing (See Note 7) in thousands:

	Cash	Non-Cash	Total
Total non-recurring charges	$18,735	$5,510	$24,245

The tax effect of the non-recurring charges was $8.5 million, resulting in a net after-tax charge of $15.7 million.

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three and six months ended July 3, 2011 and July 4, 2010 is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011		July 3, 2011
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$13,109	35.0%	$13,364	35.0%
State and local tax, net of federal benefit	600	1.6%	1,036	2.7%

Other	83	0.2%	142	0.4%

Tax expense per financial statement	$13,792	36.8%	$14,542	38.1%

	Three Months Ended		Six Months Ended
	July 4, 2010		July 4, 2010
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$(854)	35.0%	$(3,655)	35.0%
State and local tax, net of federal benefit	293	(12.0)%	576	(5.5)%
Other	37	(1.5)%	(463)	4.4%

Tax benefit per financial statement	$(524)	21.5%	$(3,542)	33.9%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for the six months ended July 4, 2010 and July 3, 2011 was $0.9 million and $1.1 million, respectively.

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

As of July 3, 2011, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,402,934 were issued and 17,361,406 were outstanding as of January 2, 2011, and 17,489,829 were issued and 17,347,010 were outstanding as of July 3, 2011. Included in these amounts are 297,919 and 306,635 shares as of January 2, 2011 and July 3, 2011, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 41,528 and 142,819 shares as of January 2, 2011 and July 3, 2011, respectively, which include restricted shares issued which were forfeited prior to vesting or were withheld to pay taxes upon vesting.

On June 2, 2011, the Company announced the approval of a stock repurchase program pursuant to which the Company may elect to repurchase up to $15 million of its outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Timing of the purchases and the amount of stock purchased will be determined at the discretion of the Company’s management and may include purchases through one or more broker-assisted plans (including 10b5-1 and/or 10b-18 plans). The repurchase authorization expires December 31, 2012, and the program may be discontinued at any time. Included in treasury shares at July 3, 2011 are 93,786 shares repurchased and settled by the Company during the second fiscal quarter pursuant to the stock repurchase program at a total value of $1.4 million.

A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued. Options to purchase 857,348 shares of common stock are outstanding as of July 3, 2011, 175,078 of which are vested. Additionally, 307,500 restricted stock units are outstanding, of which 200,500 remain subject to performance criteria in addition to time-vesting (See Note 12).

12.	Share-Based Compensation

The Company has granted options, restricted stock and restricted stock units subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants is over two to five years. The restricted stock units are subject to performance criteria in addition to time vesting requirements. Following is a summary of options, restricted stock and restricted stock units which have been granted under the Company’s plan:

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 28, 2008	1,708,842	$17.17
Granted	91,158	12.12
Forfeited or expired	(56,978)	19.19

Balance at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Forfeited or expired	(1,335,567)	17.96

Balance at January 2, 2011	798,205	12.11
Granted	63,000	14.40
Forfeited or expired	(2,357)	11.19
Exercised	(1,500)	10.00

Balance at July 3, 2011	857,348	12.29

Exercisable at July 3, 2011	175,078	$14.08

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at December 28, 2008	119,130	$17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(65,536)	13.86
Forfeited	(18,978)	10.60

Nonvested at January 2, 2011	297,919	11.48
Granted	84,164	13.66
Vested	(70,694)	12.16
Forfeited	(4,754)	9.53

Nonvested at July 3, 2011	306,635	$11.95

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(10,000)	8.75

Nonvested at January 2, 2011	111,000	8.75
Granted	206,000	13.59
Vested	—	—
Forfeited	(9,500)	11.51

Nonvested at July 3, 2011	307,500	11.91

Remain subject to performance criteria	200,500	$13.59

During the second quarter of 2011, we granted 42,000 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $0.3 million, which will be amortized to expense over the option’s requisite service periods. During the second quarter of 2011, we granted 9,433 shares of restricted stock with an aggregate fair value of $0.1 million, which will be amortized to expense over the requisite service period. In addition, we granted 12,000 restricted stock units with an aggregate fair value of $0.2 million during the second quarter of 2011, which will be amortized to expense over the requisite service period. These restricted stock units are subject to performance criteria based on 2011 results, in addition to time vesting.

We recognized non-cash stock compensation expense of $0.9 million and $1.1 million during the three months ended July 4, 2010 and July 3, 2011, respectively, and $1.6 million and $2.0 million during the six months ended July 4, 2010 and July 3, 2011, respectively, which is included in general and administrative expense.

13.	Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of the following:

	Year Ended	Six Months Ended
	January 2, 2011	July 3, 2011
	(in thousands)
Balance at the beginning of the period	$(358)	$—
Amount reclassified to income, net of tax of $489 as of January 2, 2011	(908)	—
Net change in fair value of interest rate swaps, net of tax of $650 as of January 2, 2011	1,266	—

Balance at end of period	$—	$—

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011
	(in thousands)
Net income (loss)	$(1,905)	$23,666	$(6,879)	$23,644
Net unrealized loss in fair value of cash flow hedges, net of tax of $0 and ($161) as of July 4, 2010	658	—	—	—

Total comprehensive income (loss), net of tax expense	(1,247)	23,666	(6,879)	23,644

Less:

Comprehensive income attributable to noncontrolling interest	11	1	22	2

Comprehensive income (loss) attributable to Susser Holdings Corporation	$(1,258)	$23,665	$(6,901)	$23,642

14.	Segment Reporting

The Company operates its business in two primary operating segments, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services and movie rentals. The wholesale segment, SPC, purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other end users of motor fuel. Sales of fuel from the wholesale to retail segment are at delivered cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended July 4, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$208,276	$—	$—	$—	$208,276

Fuel	511,646	687,054	(399,530)	—	799,170

Other	7,575	4,490	(2,417)	1,445	11,093

Total revenue	727,497	691,544	(401,947)	1,445	1,018,539

Gross profit:

Merchandise	70,673	—	—	—	70,673

Fuel	45,863	7,499	—	—	53,362

Other	7,575	2,175	(281)	398	9,867

Total gross profit	124,111	9,674	(281)	398	133,902

Selling, general and administrative	83,331	3,972	(281)	3,025	90,047

Depreciation, amortization and accretion	10,030	1,030	—	305	11,365

Other operating expenses (income)	507	89	—	(18)	578

Operating income (loss)	$30,243	$4,583	$—	$(2,914)	$31,912

Gallons	185,192	315,312	(186,483)	—	314,021

Gross capital expenditures	$12,561	$797	$—	$—	$13,358

Segment Financial Data for the Three Months Ended July 3, 2011

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$226,441	$—	$—	$—	$226,441

Fuel	724,993	1,008,380	(596,311)	—	1,137,062

Other	8,888	6,204	(2,629)	422	12,885

Total revenue	960,322	1,014,584	(598,940)	422	1,376,388

Gross profit:

Merchandise	77,094	—	—	—	77,094

Fuel	60,719	9,023	—	—	69,742

Other	8,887	3,168	(275)	314	12,094

Total gross profit	146,700	12,191	(275)	314	158,930

Selling, general and administrative	91,695	4,790	(275)	2,895	99,105

Depreciation, amortization and accretion	9,855	1,294	—	336	11,485

Other operating expenses (income)	628	52	—	—	680

Operating income (loss)	$44,522	$6,055	$—	$(2,917)	$47,660

Gallons	194,538	322,641	(194,571)	—	322,608

Gross capital expenditures	$32,565	$1,617	$—	$—	$34,182

Segment Financial Data for the Six Months Ended July 4, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$399,314	$—	$—	$—	$399,314

Fuel	990,265	1,324,873	(779,154)	—	1,535,984

Other	15,251	9,048	(4,622)	1,689	21,366

Total revenue	1,404,830	1,333,921	(783,776)	1,689	1,956,664

Gross profit:

Merchandise	133,056	—	—	—	133,056

Fuel	66,154	12,527	—	—	78,681

Other	15,251	4,384	(428)	579	19,786

Total gross profit	214,461	16,911	(428)	579	231,523

Selling, general and administrative	162,148	7,282	(428)	5,502	174,504

Depreciation, amortization and accretion	19,807	2,247	—	519	22,573

Other operating expenses (income)	773	89	—	(20)	842

Operating income (loss)	$31,733	$7,293	$—	$(5,422)	$33,604

Gallons	368,260	616,272	(367,430)	—	617,102

Gross capital expenditures	$21,263	$1,301	$—	$—	$22,564

Segment Financial Data for the Six Months Ended July 3, 2011

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$429,458	$—	$—	$—	$429,458

Fuel	1,343,113	1,857,099	(1,108,669)	—	2,091,543

Other	17,428	11,916	(5,605)	781	24,520

Total revenue	1,789,999	1,869,015	(1,114,274)	781	2,545,521

Gross profit:

Merchandise	146,105	—	—	—	146,105

Fuel	90,032	15,230	—	—	105,262

Other	17,428	5,797	(550)	607	23,282

Total gross profit	253,565	21,027	(550)	607	274,649

Selling, general and administrative	178,187	8,996	(550)	5,961	192,594

Depreciation, amortization and accretion	19,157	2,590	—	640	22,387

Other operating expenses (income)	1,210	152	—	(53)	1,309

Operating income (loss)	$55,011	$9,289	$—	$(5,941)	$58,359

Gallons	385,840	633,738	(384,661)	—	634,917

Gross capital expenditures	$64,987	$3,298	$—	$—	$68,285

15.	Earnings Per Share

The Company is presenting earnings per share for the historical periods using the guidance provided in ASC 260, “Earnings per Share (EPS)”. Under ASC 260, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such options, unvested stock and unvested stock units are excluded from the diluted EPS computation.

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Units not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, unvested restricted stock and unvested restricted stock units granted under the 2006 Equity Incentive Plan (See Note 12).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010 (a)	July 3, 2011	July 4, 2010 (a)	July 3, 2011
	(dollars in thousands, except per share data)
Net income (loss) attributable to Susser Holdings Corporation	$(1,916)	$23,665	$(6,901)	$23,642
Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	17,016,067	17,099,010	17,005,078	17,088,555
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	—	351,768	—	334,216

Denominator for diluted earnings per common share	17,016,067	17,450,778	17,005,078	17,422,771
Net income (loss) per share attributable to Susser Holdings Corporation:

Per common share – basic	$(0.11)	$1.38	$(0.41)	$1.38

Per common share – diluted	$(0.11)	$1.36	$(0.41)	$1.36

Options and non-vested restricted shares/units not included in diluted net loss attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,412,068	143,359	1,596,415	127,551

(a)	Excluding the impact of non-recurring interest charges related to the May 2010 refinancing, which was $15.7 million net of tax, we would have reported EPS of $0.81 and $0.52 per share for the three months and six months ended July 4, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 2, 2011. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter and first half of 2010 and 2011 refer to the 13-week and 26-week periods ended July 4, 2010 and July 3, 2011, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote 1 under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

For a full discussion of these and other risks and uncertainties, please refer to “Item 1A– Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2011, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of July 3, 2011, our retail segment operated 532 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.

For the three months ended July 3, 2011, we sold 322.6 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened six new retail stores during the second quarter and closed one, for a total of 532 retail stores operated at the end of the quarter. Three additional stores have been opened to date in the third quarter, and one closed, with another six retail stores currently under construction. We expect to open a total of 19 to 21 new retail stores during fiscal 2011. We added eight dealer sites and discontinued one during the second quarter, for a total of 439 dealer sites as of the end of the quarter in our wholesale segment.

Our total revenues, net income/(loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,376.4 million, $23.7 million and $60.9 million, respectively, for second quarter 2011, compared to $1,018.5 million, $(1.9) million and $44.7 million, respectively, for second quarter 2010. Our first half 2011 total revenues, net income/(loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $2,545.5 million, $23.6 million and $84.0 million, respectively, compared to $1,956.7 million, $(6.9) million and $58.6 million, respectively, for first half 2010. In conjunction with the May 2010 refinancing, we recognized $24.2 million in non-recurring interest expense during second quarter 2010 that reduced net income by $15.7 million. Excluding the impact of these non-recurring charges, we would have reported net income of $13.8 million and $8.9 million, respectively, for the three and six month period ended July 4, 2010. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. Crude oil costs during the second quarter 2011 averaged $102 per barrel, an increase of 31% over the second quarter of 2010. However, in the second quarter of both years the cost of crude oil at the end of the quarter had declined by approximately 11% from the cost at the beginning of the quarter, resulting in higher than average fuel margins. Our retail fuel margin for the second quarter and first half of 2011 averaged 31.2 and 23.3 cents per gallon, respectively, compared to 24.8 and 18.0 cents per gallon for the second quarter and first half of 2010. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs. Historically, we tend to experience higher fuel margins during periods of high prices. After deducting credit card fees, our retail fuel margin for the second quarter of 2011 was 25.3 cents per gallon compared to 20.2 cents a year ago, and 17.9 cents per gallon compared to 13.7 cents per gallon for the first half of 2011 and 2010, respectively. Fuel gross profit represented 38.3% of our consolidated gross profit for the first half of 2011. For our retail division, fuel represents 35.5% of retail gross profit for the first half of 2011.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. Additionally, our business has remained generally more resilient than many other retail formats. We have reported positive comparable merchandise results in 21 of the last 22 quarters, and expect 2011 to produce our 23rd consecutive annual increase in same-store merchandise sales. Our strongest markets are benefiting from increased oil and gas drilling, with rig counts approximately 27% higher than a year ago, which affects approximately 20% of our retail stores. We are also seeing an increase in diesel volume sold, which we believe is primarily attributable to increased freight driven by manufacturing, agriculture and oil and gas activity. Gasoline volume is softer than the strong trends we are seeing in diesel. New home construction remains soft across many of our core markets.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the second quarter. We have had no borrowings on our $120 million revolving credit facility since June 2010, and at the end of the second quarter had $101.2 million of unused availability, in addition to $66.4 million of cash on the balance sheet. During the second quarter we received gross proceeds of $6.2 million from sale/leaseback transactions and $20.0 million mortgage financing for new stores completed in late 2010 and early 2011. In May 2011, our board of directors authorized a share repurchase program for up to $15 million. During the second quarter we spent $1.4 million to repurchase 93,786 common shares at an average stock price of $15.32 per share.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended				Six Months Ended
	July 4, 2010		July 3, 2011		July 4, 2010		July 3, 2011
	(dollars in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$208,276		$226,441		$399,314		$429,458
Motor fuel—retail	511,646		724,993		990,265		1,343,113
Motor fuel—wholesale	287,524		412,069		545,719		748,430
Other	11,093		12,885		21,366		24,520

Total revenue	$1,018,539		$1,376,388		$1,956,664		$2,545,521
Gross profit:
Merchandise	$70,673		$77,094		$133,056		$146,105
Motor fuel—retail	45,863		60,719		66,154		90,032
Motor fuel—wholesale	7,499		9,023		12,527		15,230
Other	9,867		12,094		19,786		23,282

Total gross profit	$133,902		$158,930		$231,523		$274,649
Adjusted EBITDA (2):
Retail	$40,781		$55,005		$52,313		$75,378
Wholesale	5,703		7,401		9,630		12,031
Other	(1,737)		(1,498)		(3,315)		(3,384)

Total Adjusted EBITDA	$44,747		$60,908		$58,628		$84,025
Retail merchandise margin	33.9%		34.0%		33.3%		34.0%
Merchandise same-store sales growth (1)	3.1%		5.8%		2.8%		5.7%
Average per retail store per week:
Merchandise sales	$30.7		$33.0		$29.3		$31.4
Motor fuel gallons	27.6		28.6		27.5		28.4
Motor fuel gallons sold:
Retail	185,192		194,538		368,260		385,840
Wholesale	128,829		128,070		248,842		249,077
Average retail price of motor fuel	$2.76		$3.73		$2.69		$3.48
Motor fuel gross profit cents per gallon:
Retail	24.8	¢	31.2	¢	18.0	¢	23.3	¢
Wholesale	5.8	¢	7.0	¢	5.0	¢	6.1	¢
Retail credit card cents per gallon	4.5	¢	5.9	¢	4.3	¢	5.5	¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.
(2)	We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income (loss) that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our debt agreements and indentures.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011
	(in thousands)
Net income (loss) attributable to Susser Holdings Corporation	$(1,916)	$23,665	$(6,901)	$23,642
Depreciation, amortization and accretion	11,365	11,485	22,573	22,387
Interest expense, net	34,272	10,122	43,960	20,059
Income tax expense (benefit)	(524)	13,792	(3,542)	14,542

EBITDA	43,197	59,064	56,090	80,630
Non-cash stock-based compensation	903	1,084	1,631	1,972
Loss on disposal of assets and impairment charge	578	680	842	1,309
Other miscellaneous expense	69	80	65	114

Adjusted EBITDA	$44,747	$60,908	$58,628	$84,025

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended
	July 4, 2010	July 3, 2011
	(in thousands)

Net cash provided by operating activities	$39,390	$62,780
Changes in operating assets and liabilities	(6,488)	(3,946)
Loss on disposal of assets and impairment charge	(842)	(1,309)
Non-cash stock-based compensation	(1,631)	(1,972)
Noncontrolling interest	(22)	(2)
Deferred income tax	6,586	(9,187)
Amortization of debt premium/discount, net	128	(335)
Early extinguishment of debt	(21,449)	—
Interest expense, net	43,960	20,059
Income tax expense (benefit)	(3,542)	14,542

EBITDA	56,090	80,630

Non-cash stock-based compensation	1,631	1,972

Loss on disposal of assets and impairment charge	842	1,309
Other miscellaneous	65	114

Adjusted EBITDA	$58,628	$84,025

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011
	(in thousands)
Operating income (loss)	$31,733	$55,011	$7,294	$9,289	$(5,423)	$(5,941)	$33,604	$58,359
Depreciation, amortization and accretion	19,807	19,157	2,247	2,590	519	640	22,573	22,387

Other miscellaneous	—	—	—	—	(65)	(114)	(65)	(114)
Noncontrolling interest	—	—	—	—	(22)	(2)	(22)	(2)

EBITDA	51,540	74,168	9,541	11,879	(4,991)	(5,417)	56,090	80,630
Non-cash stock-based compensation	—	—	—	—	1,631	1,972	1,631	1,972
Loss (gain) on disposal of assets and impairment charge	773	1,210	89	152	(20)	(53)	842	1,309
Other operating expenses	—	—	—	—	65	114	65	114

Adjusted EBITDA	$52,313	$75,378	$9,630	$12,031	$(3,315)	$(3,384)	$58,628	$84,025

Second Quarter 2011 Compared to Second Quarter 2010

The following discussion of results for second quarter 2011 compared to second quarter 2010 compares the 13-week period of operations ended July 3, 2011 to the 13-week period of operations ended July 4, 2010. During 2010, we constructed or acquired 14 stores, 11 of which opened after the second quarter of 2010 and therefore did not contribute to results in the second quarter of 2010. In addition, we opened six stores during the second quarter of 2011.

Total Revenue. Total revenue for second quarter 2011 was $1.4 billion, an increase of $357.8 million, or 35.1%, from 2010. The increase in total revenue was driven by a 41.7% increase in retail fuel revenue and a 43.3% increase in wholesale fuel revenue, and an increase in merchandise sales of 8.7%, as further discussed below.

Total Gross Profit. Total gross profit for second quarter 2011 was $158.9 million, an increase of $25.0 million, or 18.7% over 2010. The increase was primarily due to the increase in retail fuel gross profit of $14.9 million, the increase in wholesale fuel gross profit of $1.5 million and the increase in merchandise gross profit of $6.4 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2011 and 2010 ($7.6 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $226.4 million for second quarter 2011, an $18.2 million, or 8.7% increase over 2010. Our performance was due to a 5.8% merchandise same-store sales increase, accounting for $11.9 million of the increase, with the balance due to new stores built or acquired in 2010 and 2011. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were packaged drinks, food service, beer and cigarettes. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other foods prepared in the store.

Merchandise gross profit was $77.1 million for the second quarter of 2011, a 9.1% increase over 2010, which was driven by an increase in gross profit margin from 33.9% to 34.0% and the increase in merchandise sales. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for second quarter 2011 were $725.0 million, an increase of $213.3 million, or 41.7% over 2010, primarily driven by a 34.9% increase in the average retail price of motor fuel and a 5.0% increase in retail gallons sold. We sold an average of 28,600 gallons per retail store per week, 3.6% more than last year. Retail motor fuel gross profit increased by $14.9 million or 32.4% over 2010 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 24.8 cents per gallon to 31.2 cents per gallon for 2010 and 2011, respectively. This increase in fuel margin increased retail fuel gross profit by $12.5 million. After deducting credit card fees, the net margin increased from 20.2 cents per gallon to 25.3 cents per gallon from second quarter 2010 to second quarter 2011.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter of 2011 were $412.1 million, a 43.3% increase over 2010. The increase was primarily driven by a 44.2% increase in the wholesale selling price per gallon slightly offset by a 0.6% decrease in gallons sold. Wholesale motor fuel gross profit of $9.0 million increased $1.5 million or 20.3% from 2010, due to a 21.0% increase in the gross profit per gallon from 5.8 to 7.0 cents per gallon (responsible for a $1.6 million increase).

Other Revenue and Gross Profit. Other revenue of $12.9 million for second quarter 2011 increased by $1.8 million or 16.2% from 2010, with a 22.6% increase in associated gross profit, primarily attributable to growth in fuel transportation to third parties, lottery income, ATM fees, carwash income and the sale of rights to operate dealer locations.

Personnel Expense. For the second quarter of 2011, personnel expense increased $3.6 million or 9.9% over 2010. Of the increase in personnel expense, $2.1 million was attributable to the new stores acquired and constructed during 2010 and 2011. An additional $0.9 million was recorded related to 401(k) discretionary match and bonus accrual. Our company provides a 401(k) match of 20% to 100% (up to a maximum of 6% of salary) depending on our profitability relative to internal targets. As the year has started off better than plan, we have increased our accruals for 401(k) match and for bonuses for eligible personnel, a portion of which is reflected in general and administrative expenses.

General and Administrative Expenses. For second quarter 2011, general and administrative expenses increased by $1.5 million, or 14.9%, from 2010, approximately half of which is due to higher 401(k) and bonus accrual, as discussed above, and the balance was due to other personnel-related costs. G&A expenses include non-cash stock-based compensation expenses which were $1.1 million for the quarter, compared to $0.9 million for the second quarter of 2010.

Other Operating Expenses. Other operating expenses increased by $3.1 million or 9.5% over 2010. The increase was primarily due to an increase in credit card expense of $3.1 million from 2010, which is directly related to the increased price of fuel. Operating expenses related to credit card fees, utilities and maintenance for new stores accounted for $1.2 million of increased costs.

Rent Expense. Rent expense for second quarter 2011 of $11.4 million was $0.8 million or 7.9% higher than 2010 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for second quarter 2011 of $11.5 million was up $0.1 million, or 1.1%, from 2010. Most of our 2010 new stores were either build-to-suit or sale/leaseback transactions, therefore having a minimal impact on depreciation expense.

Income from Operations. Income from operations for second quarter 2011 was $47.7 million, compared to $31.9 million for 2010. The increase is primarily attributed to higher retail fuel gross profit of $14.9 million, higher wholesale fuel gross profit of $1.5 million and increased merchandise gross profit of $6.4 million partly offset by an increase in operating expenses as described above.

Interest Expense, Net. Net interest expense for second quarter 2011 was $10.1 million, compared to $34.3 million for 2010. The decrease was primarily due to $24.2 million non-recurring charges related to the refinancing completed in May 2010.

Income Tax. The income tax expense accrued for second quarter 2011 was $13.8 million, which consisted of $0.7 million of expense attributable to the Texas margin tax and $13.1 million of income tax expense related to federal and state income tax. The income tax benefit accrued for second quarter 2010 was $0.5 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $1.0 million of income tax benefit related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net income attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the second quarter 2011 of $23.7 million, compared to net loss attributable to Susser Holdings Corporation of $1.9 million for 2010. The increase is primarily due to the same factors impacting operating income and the non-recurring interest charges related to the May 2010 financing, as described above. Excluding the non-recurring charges, we would have reported net income of $13.8 million for the second quarter of 2010.

Adjusted EBITDA. Adjusted EBITDA for second quarter 2011 was $60.9 million, an increase of $16.2 million, or 36.1% compared to 2010. Retail segment Adjusted EBITDA of $55.0 million increased by $14.2 million, or 34.9% compared to 2010, primarily due to higher fuel and merchandise gross profit slightly offset by increased credit card expense. Wholesale segment Adjusted EBITDA of $7.4 million increased by $1.7 million, or 29.8% from 2010, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.5 million for the quarter, compared to $1.7 million for the same period in 2010.

First Half 2011 Compared to First Half 2010

The following discussion of results for first half 2011 compared to first half 2010 compares the 26-week period of operations ended July 3, 2011 to the 26-week period of operations ended July 4, 2010. Our retail store count at July 3, 2011 was 532 compared to 521 at July 4, 2010.

Total Revenue. Total revenue for first half 2011 was $2.5 billion, an increase of $588.9 million or 30.1%, from 2010. The increase in total revenue was driven by a 35.6% increase in retail fuel revenue, a 37.1% increase in wholesale fuel revenue and an increase in merchandise sales of 7.5%, as further discussed below.

Total Gross Profit. Total gross profit for first half 2011 was $274.6 million, an increase of $43.1 million, or 18.6% over 2010. The increase was primarily due to the increase in retail fuel gross profit of $23.9 million, the increase in wholesale fuel gross profit of $2.7 million and the increase in merchandise gross profit of $13.0 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2010 and 2011 ($11.2 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $429.5 million for first half 2011, a $30.1 million, or 7.5% increase over 2010. Our performance was due to a 5.7% merchandise same-store sales increase, accounting for $22.3 million of the increase, with the balance due to new stores built or acquired in 2010 and 2011. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were packaged drinks, cigarettes, food service and beer.

Merchandise gross profit was $146.1 million for the first half of 2011, a 9.8% increase over 2010, which was driven by the increase in merchandise sales and the increase in gross profit margin from 33.3% to 34.0%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2011 were $1.3 billion, an increase of $352.8 million, or 35.6% over 2010, primarily driven by a 29.5% increase in the average retail price of motor fuel and a 4.8% increase in retail gallons sold. We sold an average of 28,400 gallons per retail store per week, 3.4% more than last year. Retail motor fuel gross profit increased by $23.9 million or 36.1% over 2010 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 18.0 cents per gallon to 23.3 cents per gallon for 2010 and 2011, respectively. This increase in fuel margin increased retail fuel gross profit by $20.7 million. After deducting credit card fees, the net margin increased from 13.7 cents per gallon to 17.9 cents per gallon from first half 2010 to first half 2011.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first half of 2011 were $748.4 million, a 37.1% increase over 2010. The increase was driven by a 37.0% increase in the wholesale selling price per gallon, with gallons of 0.2 million higher than last year. Wholesale motor fuel gross profit of $15.2 million increased $2.7 million or 21.6% from 2010, due to a 21.5% increase in the gross profit per gallon from 5.0 cents per gallon to 6.1 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $24.5 million for first half 2011 increased by $3.2 million or 14.8% from 2010, with a 17.7% increase in associated gross profit, primarily attributable to growth in fuel transportation to third parties, lottery income, ATM fees, carwash income, movie rental income and the sale of rights to operate dealer locations.

Personnel Expense. For the first half of 2011, personnel expense increased $6.0 million or 8.3% over 2010. Of the increase in personnel expense, $3.7 million was attributable to the new stores acquired and constructed during 2010 and 2011. Included in 2011 personnel expense is $0.9 million incremental 401(k) discretionary match and bonus accrual.

General and Administrative Expenses. For first half 2011, general and administrative expenses increased by $2.7 million, or 14.1% from 2010, of which $1.1 million is attributable to increased bonus and 401(k) accrual. G&A expenses include non-cash stock-based compensation expenses which were $2.0 million and $1.6 million for the first half of 2011 and 2010.

Other Operating Expenses. Other operating expenses increased by $7.3 million or 11.7% over 2010. The increase was primarily due to an increase in credit card expense of $5.4 million from 2010 and an increase in maintenance expense of $1.2 million. Credit card costs are directly related to the price of fuel. Operating expenses for new stores accounted for $2.1 million of increased costs.

Rent Expense. Rent expense for first half 2011 of $22.7 million was $2.1 million or 10.2% higher than 2010 due primarily to rent expense on additional leased stores.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first half 2011 of $22.4 million decreased $0.2 million or 0.8% from 2010. Most of our 2010 new stores were either build-to-suit or sale/leaseback transactions, which have a minimal impact on depreciation expense.

Income from Operations. Income from operations for first half 2011 was $58.4 million, compared to $33.6 million for 2010. The increase is primarily attributed to the higher gross profit partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for first half 2011 was $20.1 million, compared to $44.0 million for first half 2010. The decrease was primarily due to $24.2 million non-recurring charges related to the refinancing completed in May 2010.

Income Tax. The income tax expense accrued for first half 2011 was $14.5 million, which consisted of $1.1 million of expense attributable to the Texas margin tax and $13.4 million of income tax benefit related to federal and state income tax. The income tax benefit accrued for first half 2010 was $3.5 million, which consisted of $0.9 million of expense attributable to the Texas margin tax and $4.4 million of income tax benefit related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income (Loss) Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for first half 2011 of $23.6 million, compared to net loss attributable to Susser Holdings Corporation of $6.9 million for 2010. The increase is primarily due to the same factors impacting operating income and the non-recurring interest charges related to the May 2010 financing, as described above. Excluding the non-recurring charges, we would have reported net income of $8.9 million for the first half of 2010.

Adjusted EBITDA. Adjusted EBITDA for first half 2011 was $84.0 million, an increase of $25.4 million, or 43.3% compared to 2010. Retail segment Adjusted EBITDA of $75.4 million increased by $23.1 million, or 44.1% compared to 2010, primarily due to higher gross profit slightly offset by increased credit card expense. Wholesale segment Adjusted EBITDA of $12.0 million increased by $2.4 million, or 24.9% from 2010, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $3.4 million for first half of 2011 compared to $3.3 million for the same period in 2010.

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale/leaseback transactions, and other financing transactions to finance our operations, to service our debt obligations and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; and (iii) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the second and third quarters.

Cash flows from operations were $62.8 million and $39.4 million for the first six months of 2011 and 2010, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $66.4 million of cash and cash equivalents on hand at July 3, 2011 compared to $44.2 million at July 4, 2010, and $47.9 million at January 2, 2011, of which $1.2 million was restricted at January 2, 2011. We have no restricted cash as of July 3, 2011.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions were $68.3 million and $22.6 million during the first six months of 2011 and 2010, respectively. We opened eight new large-format retail stores and closed two smaller retail stores through July 3, 2011. We have opened three additional retail stores and closed one in the third quarter and currently have another six stores under construction.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Retail stores:
Number at beginning of period	527	526
New stores	6	8
Closed stores	(1)	(2)

Number at end of period	532	532

Wholesale dealer locations:
Number at beginning of period	432	431
New locations	8	13
Closed locations	(1)	(5)

Number at end of period	439	439

During fiscal 2011, we plan to invest approximately $95 to $125 million (net of anticipated lease financing and asset sales) in new retail stores, new dealer projects and maintenance and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flows from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program. However, if we are not able to obtain sale/leaseback, long-term mortgage debt or other financing during 2011, or if our actual cash flows from operations are lower than expected, we may defer a portion of our new store expansion program or other discretionary capital spending.

Cash Flows from Financing Activities. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, also issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Credit Agreement, including the Revolver, and the 2016 Notes, please see Note 7 in the accompanying Notes to Consolidated Financial Statements. We entered into a $20 million mortgage loan with a regional bank in the second quarter, with a five-year term, 15-year amortization and variable interest based on prime rate. We also completed two sale/leaseback transactions during the second quarter for $6.2 million.

During the second quarter of 2011, our board of directors authorized us to repurchase up to $15 million of our common stock. As of July 3, 2011, we had completed open-market purchases of 93,786 shares at weighted-average share price of $15.32, or a total value of $1.4 million.

At July 3, 2011, our outstanding debt was $455.4 million, excluding $4.2 million unamortized issuance discount. As of July 3, 2011, we had no outstanding borrowings under the revolving credit facility and $18.8 million in standby letters of credit. Our borrowing base in effect at July 3, 2011, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at July 3, 2011 was $101.2 million. Our unrestricted cash on our balance sheet was $66.4 million and total debt was $451.2 million, leaving debt net of cash of $384.8 million as of July 3, 2011.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit and mortgage facility, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	July 3, 2011
	Fee	Leased
Operating sites:
Retail	240	292
Wholesale	51	32

Total	291	324

Office locations	4	3
Properties currently under construction	7	—
Properties held for future development	26	—
Income producing properties	8	8
Surplus properties	39	—

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

	2009						2010					2011
	(dollars and gallons in thousands; except per share amounts)
	1st QTR	2nd QTR		3rd QTR		4th QTR(b)	1st QTR	2nd QTR	3rd QTR		4th QTR	1st QTR	2nd QTR
Merchandise sales	$181,919	$199,940		$201,190		$201,375	$191,038	$208,276	$207,018		$199,920	$203,017	$226,441
Motor fuel sales:

Retail	322,072	392,593		427,603		463,266	478,619	511,646	489,130		507,677	618,120	724,993
Wholesale	167,327	221,336		240,874		246,388	258,195	287,524	260,066		288,494	336,361	412,069
Other income	9,490	9,297		12,433		10,205	10,273	11,093	10,203		11,458	11,635	12,885

Total revenue	680,808	823,166		882,100		921,234	938,125	1,018,539	966,417		1,007,549	1,169,133	1,376,388

Merchandise gross profit	62,416	66,496		66,307		65,865	62,383	70,673	70,050		67,577	69,011	77,094
Motor fuel gross profit:
Retail	21,204	26,988		34,613		22,216	20,291	45,863	42,133		27,324	29,313	60,719
Wholesale	4,251	5,030		6,388		4,538	5,028	7,499	7,248		6,243	6,207	9,023
Other gross profit	9,390	9,302		12,453		9,922	9,919	9,867	9,946		11,058	11,188	12,094

Total gross profit	97,261	107,816		119,761		102,541	97,621	133,902	129,377		112,202	115,719	158,930
Income from operations	8,541	13,390		19,826		313	1,692	31,912	26,571		9,821	10,699	47,660
Net income (loss) attributable to Susser Holdings Corporation	$(931)	$2,165		$6,503		$(5,669)	$(4,985)	$(1,916)	$8,952		$(1,265)	$(23)	$23,665
Earnings (loss) per common share:
Basic	$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.53		$(0.07)	$(0.00)	$1.38
Diluted	$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.52		$(0.07)	$(0.00)	$1.36

Merchandise margin, net	34.3%	33.3%		33.0%		32.7%	32.7%	33.9%	33.8%		33.8%	34.0%	34.0%
Fuel gallons:
Retail	179,412	177,887		175,317		187,033	183,068	185,192	185,073		182,430	191,302	194,538
Wholesale	122,469	125,832		125,205		121,315	120,013	128,829	122,115		123,252	121,007	128,070

Motor fuel margin:
Retail (a)	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢	15.3 ¢	31.2	¢
Wholesale	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢	5.1 ¢	7.0	¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(b)	Includes 14 weeks of operations.

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

As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of July 3, 2011 (See Note 6).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at July 3, 2011. We had $29.2 million outstanding in other notes payable that is subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at July 3, 2011, would be to change interest expense by approximately $0.3 million.

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

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock pursuant a share repurchase program announced in June 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 4 through May 1, 2011	—	—	—	—

May 2 through June 5, 2011	—	—	—	—

June 6 through July 3, 2011	110,887	$15.39	110,887	$13,293,295

Total	110,887	$15.39	110,887	$13,293,295

(1)	Periods reflect the Company’s fiscal months in the 2011 second fiscal quarter.
(2)	Includes 17,101 shares purchased during the Company’s fiscal second quarter, but not settled until the third quarter.
(3)	Represent shares repurchased in the open market pursuant to the program announced by the Company on June 2, 2011 authorizing the Company to repurchase up to $15,000,000 in its outstanding common stock through December 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: August 12, 2011
	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1, dated as of June 9, 2011, to Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.†

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.†

101	Interactive Data Files. *

†	Filed herewith.
*	Furnished rather than filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.