Form 10-Q
period 2011-10-02
Susser Holdings CORP
filed 2011-11-10
CIK 1361709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	17,017,026 SHARES
(Class)	(Outstanding at November 7, 2011)

SUSSER HOLDINGS CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Susser Holdings Corporation

Consolidated Balance Sheets

	January 2, 2011	October 2, 2011
		unaudited
	(in thousands except shares)

Assets

Current assets:
Cash and cash equivalents	$47,943	$77,487
Accounts receivable, net of allowance for doubtful accounts of $1,054 at January 2, 2011, and $711 at October 2, 2011	60,356	82,463
Inventories, net	84,140	95,426
Other current assets	17,517	15,808

Total current assets	209,956	271,184
Property and equipment, net	409,153	460,236
Other assets:
Goodwill	240,158	244,398
Intangible assets, net	41,365	39,191
Other noncurrent assets	13,707	15,488

Total assets	$914,339	$1,030,497

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$132,918	$155,769
Accrued expenses and other current liabilities	44,937	59,004
Current maturities of long-term debt	550	1,462

Total current liabilities	178,405	216,235
Revolving line of credit	—	—
Long-term debt	430,756	449,554
Deferred gain, long-term portion	32,727	31,442
Deferred tax liability, long-term portion	39,261	60,987
Other noncurrent liabilities	18,627	18,103

Total liabilities	699,776	776,321

Commitments and contingencies:

Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 17,402,934 issued and 17,361,406 outstanding as of January 2, 2011; 17,506,187 issued and 17,121,501 outstanding as of October 2, 2011	172	172
Additional paid-in capital	186,921	190,533
Treasury stock, common shares, at cost; 41,528 as of January 2, 2011; and 384,686 as of October 2, 2011	(45)	(6,205)
Retained earnings	26,742	68,899
Accumulated other comprehensive income (loss)	—	—

Total Susser Holdings Corporation shareholders’ equity	213,790	253,399
Noncontrolling interest	773	777

Total shareholders’ equity	214,563	254,176

Total liabilities and shareholders’ equity	$914,339	$1,030,497

See accompanying notes

Susser Holdings Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$207,018	$233,464	$606,332	$662,922
Motor fuel sales	749,196	1,108,404	2,285,180	3,199,947
Other income	10,203	11,646	31,569	36,166

Total revenues	966,417	1,353,514	2,923,081	3,899,035
Cost of sales:
Merchandise	136,968	155,073	403,226	438,426
Motor fuel	699,815	1,044,688	2,157,118	3,030,969
Other	257	338	1,837	1,576

Total cost of sales	837,040	1,200,099	2,562,181	3,470,971

Gross profit	129,377	153,415	360,900	428,064

Operating expenses:
Personnel	39,514	41,427	112,390	120,339
General and administrative	8,915	11,202	27,666	32,604
Other operating	32,837	38,976	95,121	108,567
Rent	11,004	11,492	31,597	34,181
Loss on disposal of assets and impairment charge	22	312	864	1,621
Depreciation, amortization and accretion	10,514	12,420	33,087	34,807

Total operating expenses	102,806	115,829	300,725	332,119

Income from operations	26,571	37,586	60,175	95,945
Other income (expense):
Interest expense, net	(9,985)	(10,332)	(53,945)	(30,391)
Other miscellaneous	(60)	(107)	(125)	(221)

Total other expense, net	(10,045)	(10,439)	(54,070)	(30,612)

Income before income taxes	16,526	27,147	6,105	65,333
Income tax expense	(7,563)	(8,629)	(4,021)	(23,171)

Net income	8,963	18,518	2,084	42,162

Less: Net income attributable to noncontrolling interests	11	2	33	4

Net income attributable to Susser Holdings Corporation	$8,952	$18,516	$2,051	$42,158

Net income per share attributable to Susser Holdings Corporation:
Basic	$0.53	$1.09	$0.12	$2.47
Diluted	$0.52	$1.06	$0.12	$2.42
Weighted average shares outstanding:
Basic	17,022,362	16,943,642	17,010,840	17,040,251
Diluted	17,278,898	17,463,284	17,147,511	17,439,690

See accompanying notes

Susser Holdings Corporation

Consolidated Statement of Cash Flows

Unaudited

	Nine Months Ended
	October 3, 2010	October 2, 2011
	(in thousands)

Cash flows from operating activities:

Net income	$2,084	$42,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	33,087	34,807
Amortization of deferred financing fees	2,495	1,981
Loss on disposal of assets and impairment charge	864	1,621
Non-cash stock-based compensation	1,771	3,015
Deferred income tax	3,633	17,544
Early extinguishment of debt	21,449	—
Amortization of debt premium/discount, net	31	509
Excess tax benefits from stock-based compensation	—	(232)
Changes in operating assets and liabilities:
Receivables	(689)	(22,107)
Inventories	(1,376)	(11,286)
Intangible assets, net	(2,130)	—
Other assets	(1,410)	(557)
Accounts payable	5,211	22,851
Accrued liabilities	25,187	14,067
Other noncurrent liabilities	(122)	(2,505)

Net cash provided by operating activities	90,085	101,870

Cash flows from investing activities:
Capital expenditures	(54,091)	(95,653)
Purchase of intangibles	(633)	(4)
Proceeds from disposal of property and equipment	7,161	452
Proceeds from sale/leaseback transactions	16,966	8,953

Net cash (used in) investing activities	(30,597)	(86,252)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	431,241	20,000
Change in notes receivable	400	427
Payments on long-term debt	(408,139)	(798)
Revolving line of credit, net	(25,800)	—
Loan origination costs	(11,615)	(372)
Proceeds (purchase) of equity, net	121	(5,563)
Excess tax benefits from stock-based compensation	—	232

Net cash provided by (used in) financing activities	(13,792)	13,926
Net increase in cash	45,696	29,544
Cash and cash equivalents at beginning of year	17,976	47,943

Cash and cash equivalents at end of period	$63,672	$77,487

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

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at October 2, 2011, but do not conduct any operations (See Note 8). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2010 refer to the 52-week period ended January 2, 2011. All references to the first nine months and third quarter of 2010 and 2011 refer to the 39-week and 13-week periods ended October 3, 2010 and October 2, 2011, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods and ends its fiscal year on December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at October 2, 2011 and for the three and nine months ended October 3, 2010 and October 2, 2011 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

Our results of operations for the three and nine months ended October 3, 2010 and October 2, 2011 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Certain line items have been reclassified for presentation purposes.

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

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income (ASC 220– Comprehensive Income). This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). On October 21, 2011, the FASB announced it would examine deferring certain aspects of ASU 2011-05. Our adoption in January 2012 will impact the presentation on our financial statements.

FASB ASU No. 2011-08. In September 2011, the FASB issued ASU NO. 2011-08, Intangibles-Goodwill and Other (ASC350 -20-Goodwill): Testing Goodwill for Impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company plans to early adopt ASU No. 2011-08 during the fourth quarter of Fiscal 2011 and use it to perform the annual goodwill impairment test. Our adoption will impact disclosure on our financial statements.

3.	Subsequent Events

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after October 2, 2011, up until the issuance of these financial statements.

On October 3, 2011, we completed the acquisition of 121 wholesale fuel supply contracts and fuel supply rights to 24 commercial accounts from Dallas/Ft. Worth based Community Fuels of Texas, LP. The transaction was funded with cash. The financial terms of the transaction were not disclosed and the transaction was not material. We anticipate that the majority of the purchase price will be allocated to intangible assets.

4.	Accounts Receivable

Accounts receivable consisted of the following:

	January 2, 2011	October 2, 2011
	(in thousands)
Accounts receivable, trade	$19,381	$34,948
Credit card receivables	22,432	27,436
Receivable from state reimbursement funds	1,074	402
Vendor receivables for rebates, branding and others	7,752	8,003
ATM fund receivables	6,333	7,765
Notes receivable, short-term	1,194	766
Other receivables	3,244	3,854
Allowance for uncollectible accounts, trade	(754)	(606)
Allowance for uncollectible accounts, environmental	(300)	(105)

Accounts receivable, net	$60,356	$82,463

5.	Inventories

Inventories consisted of the following:

	January 2, 2011	October 2, 2011
	(in thousands)
Merchandise	$48,521	$51,311
Fuel-retail	23,660	27,188
Fuel-wholesale consignment	4,347	5,460
Fuel-wholesale bulk	737	2,422
Lottery	2,028	2,004
Equipment and maintenance spare parts	5,977	8,120
Allowance for inventory shortage and obsolescence	(1,130)	(1,079)

Inventories, net	$84,140	$95,426

6.	Property and Equipment

Property and equipment consisted of the following:

	January 2, 2011	October 2, 2011
	(in thousands)
Land	$128,071	$138,951
Buildings and leasehold improvements	235,588	266,493
Equipment	190,324	220,450
Construction in progress	10,889	19,594

	564,872	645,488
Less: Accumulated depreciation	155,719	185,252

Property and equipment, net	$409,153	$460,236

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 2, 2011 and October 2, 2011, we had $240.2 million and $244.4 million, respectively, of goodwill recorded in conjunction with past business combinations. The 2010 impairment analysis indicated no impairment in goodwill. As of October 2, 2011, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the third quarter of 2011, and believe the assumptions used in the analysis performed in 2010 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first nine months of 2011. During the second quarter of 2011, the Company determined there was a computational error related to deferred income tax balances established in the initial Town & Country purchase price allocation. As a result, additions of $4.2 million were made related to deferred taxes. The Company evaluated the impact of this error on the initial purchase price allocation and concluded the error was not of a magnitude to require restatement of the initial purchase price allocation. The computational error had less than 2% impact on goodwill, total assets and noncurrent liabilities as of December 30, 2007. As a result the adjustment was reflected in 2011.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 2, 2011 and October 2, 2011:

	January 2, 2011			October 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)

Unamortized

Trade name	$45	$—	$45	$45	$—	$45

Franchise rights	389	—	389	489	—	489

Liquor licenses	12,038	—	12,038	12,038	—	12,038

Amortized

Supply agreements	18,534	4,305	14,229	19,655	5,623	14,032
Favorable leasehold arrangements, net	2,497	2,341	156	3,584	3,289	295

Loan origination costs	14,024	2,888	11,136	14,397	4,869	9,528

Trade names	5,756	2,384	3,372	5,756	2,992	2,764

Intangible assets, net	$53,283	$11,918	$41,365	$55,964	$16,773	$39,191

8.	Long-Term Debt

Long-term debt consisted of the following:

	January 2, 2011	October 2, 2011
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000

Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—

Other notes payable	10,802	30,003

Unamortized discount	(4,496)	(3,987)

Total debt	431,306	451,016

Less: Current maturities	550	1,462

Long-term debt, net of current maturities	$430,756	$449,554

The fair value of debt as of October 2, 2011, is estimated to be approximately $473.0 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facility and other notes payable. Other notes payable consists primarily of long-term, variable-rate mortgage notes with maturity dates ranging from 2015 to 2016.

Senior Unsecured Notes

On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year. The 2016 Notes mature on May 15, 2016 and are guaranteed by the Company and each existing and future domestic subsidiary of the Company other than certain non-operating subsidiaries and Susser Company, Ltd. The net proceeds from the sale of the 2016 Notes, together with cash on hand and borrowings under the Amended and Restated Credit Agreement, were used to redeem and discharge all of the outstanding 10 5/8% senior unsecured notes due 2013 (the “2013 Notes”) including a call premium of $15.9 million, to repay the outstanding indebtedness under the term credit facility and to pay other related fees and expenses.

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

Credit Facilities

On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. The Credit Agreement changed certain terms of the existing credit facilities, among others: cancellation of the term loan facility and release of a majority of the real property securing the term loan (with the remainder to continue to secure the new Revolver); addition of a $40 million facility increase option; extension of maturity date from November 2012 until May 2014; reduction in fixed charge coverage ratio; increase in senior secured leverage ratio; and increase in margins and commitment fees, subject in the case of the margins for loans and letters of credit, to adjustment based on leverage grids. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. and (iii) certain future non-operating subsidiaries) will be guarantors under the Credit Agreement.

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

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of October 2, 2011.

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

The loans under the Revolver are secured by a first priority security interest in (a) 100% of the outstanding ownership interests in Susser Holdings, L.L.C. and of each of the Company’s existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of the Company, Susser Holdings, L.L.C. and each subsidiary guarantor; (c) real property included in the borrowing base, including equipment and fixtures located on such real property, (d) substantially all of the present and future personal property and assets of the Company, Susser Holdings, L.L.C. and each subsidiary guarantor, including, but not limited to, inventory, accounts receivable, license rights, patents, trademarks, trade names, copyrights, other intellectual property and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing.

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

As of October 2, 2011, we had no outstanding borrowings under the Revolver and $18.7 million in standby letters of credit. Our borrowing base in effect at October 2, 2011 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at October 2, 2011, was $101.3 million.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 2, 2011 or October 2, 2011.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 2, 2011, the Company held fuel futures contracts with a fair value of ($14,300) (six contracts representing 0.3 million gallons). At October 2, 2011, the Company held fuel futures contracts with a fair value of ($110,700) (19 contracts representing 0.8 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the first nine months of 2011 related to these contracts of $0.7 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

9.	Commitments and Contingencies

Leases

The Company leases a portion of its convenience store properties under non-cancellable operating leases whose initial terms are typically 10 to 20 years, along with options that permit renewals for additional periods. Minimum rent is expensed on a straight-line basis over the term of the lease. In addition to minimum rental payments, certain leases require additional contingent payments based on sales or motor fuel volume. The Company is typically responsible for payment of real estate taxes, maintenance expenses and insurance.

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011
	(in thousands)
Cash rent:
Store base rent	$10,806	$11,366	$31,411	$33,722
Equipment rent	510	501	1,065	1,526
Contingent rent	53	77	186	219

Total cash rent	$11,369	$11,944	$32,662	$35,467

Non-cash rent:
Straight-line rent	185	125	559	388
Amortization of deferred gain	(550)	(577)	(1,624)	(1,674)

Net rent expense	$11,004	$11,492	$31,597	$34,181

Letters of Credit

We were contingently liable for $18.7 million related to irrevocable letters of credit required by various insurers and suppliers at October 2, 2011.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 2, 2011	October 3, 2010 (a)	October 2, 2011
	(in thousands)
Cash interest expense	$9,394	$9,662	$45,228	$28,662
Cash paid on interest rate swap	—	—	1,397	—
Capitalized interest	(175)	(155)	(266)	(570)
Amortization of loan costs and issuance (premium)/discount, net	791	856	7,672	2,489
Cash interest income	(25)	(31)	(86)	(190)

Interest expense, net	$9,985	$10,332	$53,945	$30,391

(a)	Included in the amounts above for the nine months ended October 3, 2010, were the following non-recurring charges related to the May 2010 debt refinancing (See Note 8) in thousands:

	Cash	Non-Cash	Total
Total non-recurring charges	$18,735	$5,510	$24,245

The tax effect of the non-recurring charges was $8.5 million, resulting in a net after-tax charge of $15.7 million.

11.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three and nine months ended October 2, 2011 and October 3, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011		October 2, 2011
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$9,500	35.0%	$22,865	35.0%
State and local tax, net of federal benefit	482	1.8%	1,518	2.4%

Other	(1,353)	(5.0)%	(1,212)	(1.9)%

Tax expense per financial statement	$8,629	31.8%	$23,171	35.5%

	Three Months Ended		Nine Months Ended
	October 3, 2010		October 3, 2010
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$5,780	35.0%	$2,125	35.0%
State and local tax, net of federal benefit	438	2.6%	1,026	16.9%
Other	1,345	8.2%	870	14.3%

Tax expense per financial statement	$7,563	45.8%	$4,021	66.2%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The margin tax accrued for three months ended October 3, 2010 and October 2, 2011 was $0.5 and $0.6, respectively. The margin tax accrued for the nine months ended October 3, 2010 and October 2, 2011 was $1.5 million and $1.8 million, respectively.

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

As of October 2, 2011, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,402,934 were issued and 17,361,406 were outstanding as of January 2, 2011, and 17,506,187 were issued and 17,121,501 were outstanding as of October 2, 2011. Included in the issued amounts are 297,919 and 264,973 shares as of January 2, 2011 and October 2, 2011, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 41,528 and 384,686 shares as of January 2, 2011 and October 2, 2011, respectively, which include restricted shares issued which were forfeited prior to vesting or were withheld to pay taxes upon vesting.

On June 2, 2011, the Company announced the approval of a stock repurchase program pursuant to which the Company may elect to repurchase up to $15 million of its outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Timing of the purchases and the amount of stock purchased will be determined at the discretion of the Company’s management and may include purchases through one or more broker-assisted plans (including 10b5-1 and/or 10b-18 plans). The repurchase authorization expires December 31, 2012, and the program may be discontinued at any time. Included in treasury shares at October 2, 2011 are 322,888 shares repurchased and settled by the Company by the end of the third fiscal quarter pursuant to the stock repurchase program at a total value of $5.8 million.

A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued. Options to purchase 833,296 shares of common stock are outstanding as of October 2, 2011, 338,348 of which are vested. Additionally, 297,700 restricted stock units are outstanding, of which 194,700 remain subject to performance criteria in addition to time-vesting (See Note 13).

13.	Share-Based Compensation

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 28, 2008	1,708,842	$17.17
Granted	91,158	12.12
Forfeited or expired	(56,978)	19.19

Balance at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Forfeited or expired	(1,335,567)	17.96

Balance at January 2, 2011	798,205	12.11
Granted	73,500	15.20
Forfeited or expired	(26,909)	15.61
Exercised	(11,500)	13.41

Balance at October 2, 2011	833,296	12.25

Exercisable at October 2, 2011	338,348	$12.49

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at December 28, 2008	119,130	$17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23

Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(65,536)	13.86
Forfeited	(18,978)	10.60

Nonvested at January 2, 2011	297,919	11.48
Granted	85,163	13.73
Vested	(108,187)	11.83
Forfeited	(9,922)	9.36

Nonvested at October 2, 2011	264,973	$12.14

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(10,000)	8.75

Nonvested at January 2, 2011	111,000	8.75
Granted	207,700	13.64
Vested	—	—
Forfeited	(21,000)	11.70

Nonvested at October 2, 2011	297,700	11.95

Remain subject to performance criteria	194,700	$13.65

During the third quarter of 2011, we granted 10,500 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $0.1 million, which will be amortized to expense over the option’s requisite service periods. During the third quarter of 2011, we granted 999 shares of restricted stock with an aggregate fair value of $20,000, which will be amortized to expense over the requisite service period. In addition, we granted 1,700 restricted stock units with an aggregate fair value of $34,000 during the third quarter of 2011, which will be amortized to expense over the requisite service period. These restricted stock units are subject to performance criteria based on 2011 results, in addition to time vesting.

We recognized non-cash stock compensation expense of $0.1 million and $1.0 million during the three months ended October 3, 2010 and October 2, 2011, respectively, and $1.8 million and $3.0 million during the nine months ended October 3, 2010 and October 2, 2011, respectively, which is included in general and administrative expense.

14.	Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of the following:

	Year Ended	Nine Months Ended
	January 2, 2011	October 2, 2011
	(in thousands)
Balance at the beginning of the period	$(358)	$—
Amount reclassified to income, net of tax of $489 as of January 2, 2011	(908)	—
Net change in fair value of interest rate swaps, net of tax of $650 as of January 2, 2011	1,266

Balance at end of period	$—	$—

There are no differences in net income and comprehensive income for the periods presented.

15.	Segment Reporting

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

Segment Financial Data for the Three Months Ended October 3, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$207,018	$—	$—	$—	$207,018

Fuel	489,130	639,622	(379,556)	—	749,196

Other	7,461	5,097	(2,774)	419	10,203

Total revenue	703,609	644,719	(382,330)	419	966,417

Gross profit:

Merchandise	70,050	—	—	—	70,050

Fuel	42,133	7,248	—	—	49,381

Other	7,460	2,483	(281)	284	9,946

Total gross profit	119,643	9,731	(281)	284	129,377

Selling, general and administrative	86,831	3,526	(281)	2,194	92,270

Depreciation, amortization and accretion	9,046	1,137	—	331	10,514

Other operating expenses (income)	34	—	—	(12)	22

Operating income (loss)	$23,732	$5,068	$—	$(2,229)	$26,571

Gallons	185,073	307,771	(185,656)	—	307,188

Gross capital expenditures	$27,783	$3,744	$—	$—	$31,527

Segment Financial Data for the Three Months Ended October 2, 2011

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$233,464	$—	$—	$—	$233,464

Fuel	711,203	987,738	(590,537)	—	1,108,404

Other	8,111	6,361	(3,409)	583	11,646

Total revenue	952,778	994,099	(593,946)	583	1,353,514

Gross profit:

Merchandise	78,391	—	—	—	78,391

Fuel	55,306	8,410	—	—	63,716

Other	8,111	3,129	(275)	343	11,308

Total gross profit	141,808	11,539	(275)	343	153,415

Selling, general and administrative	95,802	4,484	(275)	3,086	103,097

Depreciation, amortization and accretion	10,678	1,480	—	262	12,420

Other operating expenses (income)	220	70	—	22	312

Operating income (loss)	$35,108	$5,505	$—	$(3,027)	$37,586

Gallons	199,650	330,903	(200,953)	—	329,600

Gross capital expenditures	$24,940	$2,428	$—	$—	$27,368

Segment Financial Data for the Nine Months Ended October 3, 2010

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$606,332	$—	$—	$—	$606,332

Fuel	1,479,395	1,964,495	(1,158,710)	—	2,285,180

Other	22,711	14,145	(7,396)	2,109	31,569

Total revenue	2,108,438	1,978,640	(1,166,106)	2,109	2,923,081

Gross profit:

Merchandise	203,106	—	—	—	203,106

Fuel	108,287	19,775	—	—	128,062

Other	22,711	6,866	(710)	865	29,732

Total gross profit	334,104	26,641	(710)	865	360,900

Selling, general and administrative	248,979	10,809	(710)	7,696	266,774

Depreciation, amortization and accretion	28,852	3,384	—	851	33,087

Other operating expenses (income)	807	89	—	(32)	864

Operating income (loss)	$55,466	$12,359	$—	$(7,650)	$60,175

Gallons	553,333	924,043	(553,086)	—	924,290

Gross capital expenditures	$49,046	$5,045	$—	$—	$54,091

Segment Financial Data for the Nine Months Ended October 2, 2011

(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:

Merchandise	$662,922	$—	$—	$—	$662,922

Fuel	2,054,316	2,844,837	(1,699,206)	—	3,199,947

Other	25,539	18,277	(9,014)	1,364	36,166

Total revenue	2,742,777	2,863,114	(1,708,220)	1,364	3,899,035

Gross profit:

Merchandise	224,496	—	—	—	224,496

Fuel	145,338	23,640	—	—	168,978

Other	25,539	8,926	(825)	950	34,590

Total gross profit	395,373	32,566	(825)	950	428,064

Selling, general and administrative	273,989	13,480	(825)	9,047	295,691

Depreciation, amortization and accretion	29,835	4,070	—	902	34,807

Other operating expenses (income)	1,430	222	—	(31)	1,621

Operating income (loss)	$90,119	$14,794	$—	$(8,968)	$95,945

Gallons	585,490	964,641	(585,614)	—	964,517

Gross capital expenditures	$89,927	$5,726	$—	$—	$95,653

16.	Earnings Per Share

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

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Units not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, unvested restricted stock and unvested restricted stock units granted under the 2006 Equity Incentive Plan (See Note 13).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 2, 2011	October 3, 2010 (a)	October 2, 2011
	(dollars in thousands, except per share data)
Net income attributable to Susser Holdings Corporation	$8,952	$18,516	$2,051	$42,158
Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	17,022,362	16,943,642	17,010,840	17,040,251
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	256,536	519,642	136,671	399,439

Denominator for diluted earnings per common share	17,278,898	17,463,284	17,147,511	17,439,690
Net income per share attributable to Susser Holdings Corporation:

Per common share – basic	$0.53	$1.09	$0.12	$2.47

Per common share – diluted	$0.52	$1.06	$0.12	$2.42

Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	177,064	79,370	1,270,637	141,326

(a)	Excluding the impact of non-recurring interest charges related to the May 2010 refinancing, which was $15.7 million net of tax, we would have reported EPS of $1.04 per share for the nine months ended October 3, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 2, 2011. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter and first nine months of 2010 and 2011 refer to the 13-week and 39-week periods ended October 3, 2010 and October 2, 2011, respectively. EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote (b) under “Key Operating Metrics” below for a discussion of our use of EBITDA and Adjusted EBITDA in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.

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

Overview

We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of October 2, 2011, our retail segment operated 535 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.

For the three months ended October 2, 2011, we sold 329.6 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened five new retail stores during the third quarter and closed two, for a total of 535 retail stores operated at the end of the quarter. Two additional stores have been opened to date in the fourth quarter, bringing the total new stores added year to date to 15. We have five retail stores currently under construction, of which four to five are expected to open during 2011. We expect to start construction on another five stores prior to year end. We added two dealer sites and discontinued one during the third quarter, for a total of 440 dealer sites as of the end of the quarter in our wholesale segment. On October 3, 2011, we completed the acquisition of 121 branded wholesale fuel supply contracts and 24 commercial accounts, bringing our contracted branded dealer count to 561.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,353.5 million, $18.5 million and $51.4 million, respectively, for third quarter 2011, compared to $966.4 million, $9.0 million and $37.2 million, respectively, for third quarter 2010. Our first nine months of 2011 total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $3,899.0 million, $42.2 million and $135.4 million, respectively, compared to $2,923.1 million, $2.1 million and $95.9 million, respectively, for the first nine months of 2010. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. Crude oil costs during the third quarter 2011 averaged $89 per barrel, an increase of 17% over the third quarter of 2010 but a 12% decrease compared to the second quarter of 2011. During the third quarter the cost of crude oil declined by almost 17% from the beginning of the quarter to the end of the quarter, partly responsible for higher than average fuel margins. Our retail fuel margin for the third quarter and first nine months of 2011 averaged 27.7 and 24.8 cents per gallon, respectively, compared to 22.8 and 19.6 cents per gallon for the third quarter and first nine months of 2010. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs. Historically, we tend to experience higher fuel margins during periods of high prices. After deducting credit card fees, our retail fuel margin for the third quarter of 2011 was 21.9 cents per gallon compared to 18.5 cents a year ago, and 19.2 cents per gallon compared to 15.3 cents per gallon for the first nine months of 2011 and 2010, respectively. Fuel gross profit represented 39.5% of our consolidated gross profit for the first nine months of 2011. For our retail division, fuel represented 36.8% of retail gross profit for the first nine months of 2011.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. Additionally, our business has remained generally more resilient than many other retail formats. We have reported positive comparable merchandise results in 19 of the last 20 quarters, and expect 2011 to produce our 23rd consecutive annual increase in same-store merchandise sales. Our strongest markets are benefiting from increased oil and gas drilling, with rig counts approximately 25% higher than a year ago, which directly affects approximately 20% of our retail stores. We are also seeing an increase in diesel volume sold, which we believe is primarily attributable to increased freight driven by manufacturing, agriculture and oil and gas activity. Gasoline volume is softer than the strong trends we are seeing in diesel. New home construction remains soft across many of our core markets but is slightly better in 2011 than in 2010.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the third quarter. We have had no borrowings on our $120 million revolving credit facility since June 2010, and at the end of the third quarter had $101.3 million of unused availability, in addition to $77.5 million of cash on the balance sheet. During the third quarter we received gross proceeds of $2.8 million from one sale/leaseback transaction on a new store. In May 2011, our board of directors authorized a share repurchase program for up to $15 million. During the third quarter we spent $4.4 million to repurchase 229,102 common shares at an average stock price of $19.12 per share, with repurchases through October 2, 2011 of $5.8 million for 322,888 shares at an average stock price of $18.01 per share.

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended				Nine Months Ended
	October 3, 2010		October 2, 2011		October 3, 2010		October 2, 2011
	(dollars in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$207,018		$233,464		$606,332		$662,922
Motor fuel—retail	489,130		711,203		1,479,395		2,054,316
Motor fuel—wholesale	260,066		397,201		805,785		1,145,631
Other	10,203		11,646		31,569		36,166

Total revenue	$966,417		$1,353,514		$2,923,081		$3,899,035
Gross profit:
Merchandise	$70,050		$78,391		$203,106		$224,496
Motor fuel—retail	42,133		55,306		108,287		145,338
Motor fuel—wholesale	7,248		8,410		19,775		23,640
Other	9,946		11,308		29,732		34,590

Total gross profit	$129,377		$153,415		$360,900		$428,064
Adjusted EBITDA (b):
Retail	$32,812		$46,006		$85,125		$121,384
Wholesale	6,202		7,055		15,832		19,086
Other	(1,778)		(1,702)		(5,093)		(5,086)

Total Adjusted EBITDA	$37,236		$51,359		$95,864		$135,384
Retail merchandise margin	33.8%		33.6%		33.5%		33.9%
Merchandise same-store sales growth (a)	3.4%		7.4%		3.0%		6.3%
Average per retail store per week:
Merchandise sales	$30.5		$33.7		$29.7		$32.1
Motor fuel gallons	27.5		29.0		27.5		28.6
Motor fuel gallons sold:
Retail	185,073		199,650		553,333		585,490
Wholesale	122,115		129,950		370,957		379,027
Average retail price of motor fuel	$2.64		$3.56		$2.67		$3.51
Motor fuel gross profit cents per gallon:
Retail	22.8	¢	27.7	¢	19.6	¢	24.8	¢
Wholesale	5.9	¢	6.5	¢	5.3	¢	6.2	¢
Retail credit card cents per gallon	4.3	¢	5.8	¢	4.3	¢	5.6	¢

(a)	We include a store in the same store sales base in its thirteenth full month of our operation.
(b)	We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income (loss) that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our debt agreements and indentures.

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

•	because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011
	(in thousands)
Net income attributable to Susser Holdings Corporation	$8,952	$18,516	$2,051	$42,158
Depreciation, amortization and accretion	10,514	12,420	33,087	34,807
Interest expense, net	9,985	10,332	53,945	30,391
Income tax expense	7,563	8,629	4,021	23,171

EBITDA	37,014	49,897	93,104	130,527
Non-cash stock-based compensation	140	1,043	1,771	3,015
Loss on disposal of assets and impairment charge	22	312	864	1,621
Other miscellaneous expense	60	107	125	221

Adjusted EBITDA	$37,236	$51,359	$95,864	$135,384

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended
	October 3, 2010	October 2, 2011
	(in thousands)

Net cash provided by operating activities	$90,085	$101,870
Changes in operating assets and liabilities	(24,671)	(463)
Amortization of deferred financing fees	(2,495)	(1,981)
Loss on disposal of assets and impairment charge	(864)	(1,621)
Non-cash stock-based compensation	(1,771)	(3,015)
Noncontrolling interest	(33)	(4)
Deferred income tax	(3,633)	(17,544)
Amortization of debt premium/discount, net	(31)	(509)
Early extinguishment of debt	(21,449)	—
Excess tax benefits from stock-based compensation	—	232
Interest expense, net 43,960	53,945	30,391
Income tax expense	4,021	23,171

EBITDA	93,104	130,527

Non-cash stock-based compensation	1,771	3,015

Loss on disposal of assets and impairment charge	864	1,621
Other miscellaneous	125	221

Adjusted EBITDA	$95,864	$135,384

Refer to Note 15 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA and Adjusted EBITDA:

	Retail Segment		Wholesale Segment		All Other		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011
	(in thousands)
Operating income (loss)	$55,466	$90,119	$12,359	$14,794	$(7,650)	$(8,968)	$60,175	$95,945
Depreciation, amortization and accretion	28,852	29,835	3,384	4,070	851	902	33,087	34,807

Other miscellaneous	—	—	—	—	(125)	(221)	(125)	(221)
Noncontrolling interest	—	—	—	—	(33)	(4)	(33)	(4)

EBITDA	84,318	119,954	15,743	18,864	(6,957)	(8,291)	93,104	130,527
Non-cash stock-based compensation	—	—	—	—	1,771	3,015	1,771	3,015
Loss (gain) on disposal of assets and impairment charge	807	1,430	89	222	(32)	(31)	864	1,621
Other operating expenses	—	—	—	—	125	221	125	221

Adjusted EBITDA	$85,125	$121,384	$15,832	$19,086	$(5,093)	$(5,086)	$95,864	$135,384

Third Quarter 2011 Compared to Third Quarter 2010

The following discussion of results for third quarter 2011 compared to third quarter 2010 compares the 13-week period of operations ended October 2, 2011 to the 13-week period of operations ended October 3, 2010. During 2010, we constructed or acquired 14 stores, seven of which opened after the third quarter of 2010 and therefore did not contribute to results in the third quarter of 2010. In addition, we have opened 13 stores during the first nine months of 2011, five of which were opened in the third quarter.

Total Revenue. Total revenue for third quarter 2011 was $1.4 billion, an increase of $387.1 million, or 40.1%, from 2010. The increase in total revenue was driven by a 45.4% increase in retail fuel revenue and a 52.7% increase in wholesale fuel revenue, and an increase in merchandise sales of 12.8%, as further discussed below.

Total Gross Profit. Total gross profit for third quarter 2011 was $153.4 million, an increase of $24.0 million, or 18.6% over 2010. The increase was primarily due to the increase in retail fuel gross profit of $13.2 million, the increase in wholesale fuel gross profit of $1.2 million and the increase in merchandise gross profit of $8.3 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2011 and 2010 ($9.2 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $233.5 million for third quarter 2011, a $26.4 million, or 12.8% increase over 2010. Our performance was due to a 7.4% merchandise same-store sales increase, accounting for $15.0 million of the increase, with the balance due to new stores built or acquired in 2010 and 2011. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were packaged drinks, food service, beer, snacks and cigarettes. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other foods prepared in the store.

Merchandise gross profit was $78.4 million for the third quarter of 2011, an 11.9% increase over 2010, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales declined slightly to 33.6% this quarter compared to 33.8% in the third quarter 2010 primarily attributable to commodity price increases in food and coffee, and increased promotional activities. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for third quarter 2011 were $711.2 million, an increase of $222.1 million, or 45.4% over 2010, primarily driven by a 34.8% increase in the average retail price of motor fuel and a 7.9% increase in retail gallons sold. We sold an average of 29,000 gallons per retail store per week, 5.6% more than last year. Retail motor fuel gross profit increased by $13.2 million or 31.3% over 2010 due to an increase in the gross profit per gallon and the increase in gallons sold. The average retail fuel margin increased from 22.8 cents per gallon to 27.7 cents per gallon for 2010 and 2011, respectively. This increase in fuel margin increased retail fuel gross profit by $9.9 million. After deducting credit card fees, the net margin increased from 18.5 cents per gallon to 21.9 cents per gallon from third quarter 2010 to third quarter 2011.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter of 2011 were $397.2 million, a 52.7% increase over 2010. The increase was primarily driven by a 43.5% increase in the wholesale selling price per gallon and a 6.4% increase in gallons sold. Wholesale motor fuel gross profit of $8.4 million increased $1.2 million or 16.0% from 2010, due to a 9.0% increase in the gross profit per gallon from 5.9 to 6.5 cents per gallon (responsible for a $0.7 million increase) and the additional gallons sold.

Other Revenue and Gross Profit. Other revenue of $11.6 million for third quarter 2011 increased by $1.4 million or 14.1% from 2010, with a 13.7% increase in associated gross profit, primarily attributable to growth in fuel transportation to third parties, ATM fees and carwash income.

Personnel Expense. For the third quarter of 2011, personnel expense increased $1.9 million or 4.8% over 2010. Of the increase in personnel expense, $2.9 million was attributable to the new stores acquired and constructed during 2010 and 2011. While we recorded additional bonus and 401(k) match during the quarter to reflect above plan performance, the total of these items was $0.8 million less than in 2010 due to the timing of the accrual during 2010.

General and Administrative Expenses. For third quarter 2011, general and administrative expenses increased by $2.3 million, or 25.7%, from 2010. G&A expenses include non-cash stock-based compensation expenses which were $1.0 million for the quarter, compared to $0.1 million for the third quarter of 2010, respectively. The remaining $1.4 million increase was primarily due to additional personnel and benefit costs.

Other Operating Expenses. Other operating expenses increased by $6.1 million or 18.7% over 2010. The increase was primarily due to an increase in credit card expense of $3.7 million, which is directly related to the increased price of fuel and an increase in utilities expense of $1.7 million. Operating expenses related to credit card fees, utilities and maintenance for new stores accounted for $1.7 million of increased costs.

Rent Expense. Rent expense for third quarter 2011 of $11.5 million was $0.5 million or 4.4% higher than 2010 due primarily to rent expense on additional leased stores.

Loss on disposal of assets and impairment charge. We recognized a net loss on disposal of $0.3 million in the third quarter 2011 primarily related to asset retirements.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for third quarter 2011 of $12.4 million was up $1.9 million, or 18.1%, from 2010 due to the additional stores and other assets added.

Income from Operations. Income from operations for third quarter 2011 was $37.6 million, compared to $26.6 million for 2010. The increase is primarily attributed to higher retail fuel gross profit of $13.2 million, higher wholesale fuel gross profit of $1.2 million and increased merchandise gross profit of $8.3 million partly offset by an increase in operating expenses as described above.

Interest Expense, Net. Net interest expense for third quarter 2011 was $10.3 million, compared to $10.0 million for 2010. The increase is primarily attributable to additional mortgage debt.

Income Tax. The income tax expense accrued for third quarter 2011 was $8.6 million, which consisted of $0.6 million of expense attributable to the Texas margin tax and $8.0 million of income tax expense related to federal and state income tax. The income tax expense accrued for third quarter 2010 was $7.6 million, which consisted of $0.5 million of expense attributable to the Texas margin tax and $7.1 million of income tax expense related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net income attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the third quarter 2011 of $18.5 million, compared to net income attributable to Susser Holdings Corporation of $9.0 million for 2010. The increase is primarily due to the same factors impacting operating income, as described above.

Adjusted EBITDA. Adjusted EBITDA for third quarter 2011 was $51.4 million, an increase of $14.1 million, or 37.9% compared to 2010. Retail segment Adjusted EBITDA of $46.0 million increased by $13.2 million, or 40.2% compared to 2010, primarily due to higher fuel and merchandise gross profit slightly offset by increased credit card expense. Wholesale segment Adjusted EBITDA of $7.1 million increased by $0.9 million, or 13.8% from 2010, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.7 million for the quarter, compared to net expenses of $1.8 million for the same period in 2010.

First Nine Months 2011 Compared to First Nine Months 2010

The following discussion of results for the first nine months 2011 compared to the first nine months 2010 compares the 39-week period of operations ended October 2, 2011 to the 39-week period of operations ended October 3, 2010. Our retail store count at October 2, 2011 was 535 compared to 525 at October 3, 2010.

Total Revenue. Total revenue for first nine months 2011 was $3.9 billion, an increase of $976.0 million or 33.4%, from 2010. The increase in total revenue was driven by a 38.9% increase in retail fuel revenue, a 42.2% increase in wholesale fuel revenue and an increase in merchandise sales of 9.3%, as further discussed below.

Total Gross Profit. Total gross profit for first nine months 2011 was $428.1 million, an increase of $67.2 million, or 18.6% over 2010. The increase was primarily due to the increase in retail fuel gross profit of $37.1 million, the increase in wholesale fuel gross profit of $3.9 million and the increase in merchandise gross profit of $21.4 million, as further discussed below. Included in these increases is the impact of new stores constructed or acquired during 2010 and 2011 ($20.5 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $662.9 million for first nine months 2011, a $56.6 million, or 9.3% increase over 2010. Our performance was due to a 6.3% merchandise same-store sales increase, accounting for $37.3 million of the increase, with the balance due to new stores built or acquired in 2010 and 2011. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were packaged drinks, food service, cigarettes and beer.

Merchandise gross profit was $224.5 million for the first nine months of 2011, a 10.5% increase over 2010, which was driven by the increase in merchandise sales and the increase in gross profit margin from 33.5% to 33.9%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes.

Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2011 were $2.1 billion, an increase of $574.9 million, or 38.9% over 2010, primarily driven by a 31.2% increase in the average retail price of motor fuel and a 5.8% increase in retail gallons sold. We sold an average of 28,600 gallons per retail store per week, 4.1% more than last year. Retail motor fuel gross profit increased by $37.1 million or 34.2% over 2010 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 19.6 cents per gallon to 24.8 cents per gallon for 2010 and 2011, respectively. This increase in fuel margin increased retail fuel gross profit by $30.8 million. After deducting credit card fees, the net margin increased from 15.3 cents per gallon to 19.2 cents per gallon from first nine months 2010 to first nine months 2011.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first nine months of 2011 were $1.1 billion, a 42.2% increase over 2010. The increase was driven by a 39.1% increase in the wholesale selling price per gallon, with gallons sold 8.1 million higher than last year. Wholesale motor fuel gross profit of $23.6 million increased $3.9 million or 19.5% from 2010, due to a 17.0% increase in the gross profit per gallon from 5.3 cents per gallon to 6.2 cents per gallon and the increased gallons sold.

Other Revenue and Gross Profit. Other revenue of $36.2 million for first nine months 2011 increased by $4.6 million or 14.6% from 2010, with a 16.3% increase in associated gross profit, primarily attributable to growth in fuel transportation to third parties, lottery income, ATM fees, carwash income, movie rental income and the sale of rights to operate dealer locations.

Personnel Expense. For the first nine months of 2011, personnel expense increased $7.9 million or 7.1% over 2010. Of the increase in personnel expense, $6.7 million was attributable to the new stores acquired and constructed during 2010 and 2011.

General and Administrative Expenses. For first nine months 2011, general and administrative expenses increased by $4.9 million, or 17.8% from 2010, of which $1.3 million is attributable to increased bonus and 401(k) accrual related to strong growth in performance metrics. G&A expenses include non-cash stock-based compensation expenses which were $3.0 million and $1.8 million for the first nine months of 2011 and 2010, respectively. The balance of the increase over last year is primarily attributed to higher personnel costs.

Other Operating Expenses. Other operating expenses increased by $13.4 million or 14.1% over 2010. The increase was primarily due to an increase in credit card expense of $9.1 million from 2010 and an increase in utilities expense of $1.6 million. Credit card costs are directly related to the price of fuel. Operating expenses for new stores accounted for $3.8 million of increased costs.

Rent Expense. Rent expense for first nine months 2011 of $34.2 million was $2.6 million or 8.2% higher than 2010 due primarily to rent expense on additional leased stores.

Loss on disposal of assets and impairment charge. We recognized a net loss on disposal of $1.6 million in 2011 related to asset sales and retirements.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first nine months 2011 of $34.8 million increased $1.7 million or 5.2% from 2010 due to additional assets in service.

Income from Operations. Income from operations for first nine months 2011 was $95.9 million, compared to $60.2 million for 2010. The increase is primarily attributed to the higher gross profit partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for first nine months 2011 was $30.3 million, compared to $53.9 million for first nine months 2010. The decrease was primarily due to $24.2 million non-recurring charges related to the refinancing completed in May 2010.

Income Tax. The income tax expense accrued for first nine months 2011 was $23.2 million, which consisted of $1.8 million of expense attributable to the Texas margin tax and $21.4 million of income tax benefit related to federal and state income tax. The income tax expense accrued for first nine months 2010 was $4.0 million, which consisted of $1.5 million of expense attributable to the Texas margin tax and $2.5 million of income tax expense related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for first nine months 2011 of $42.2 million, compared to net income attributable to Susser Holdings Corporation of $2.1 million for 2010. The increase is primarily due to the same factors impacting operating income and the non-recurring interest charges related to the May 2010 financing, as described above. Excluding the non-recurring charges, we would have reported net income of $17.8 million for the first nine months of 2010.

Adjusted EBITDA. Adjusted EBITDA for first nine months 2011 was $135.4 million, an increase of $39.5 million, or 41.2% compared to 2010. Retail segment Adjusted EBITDA of $121.4 million increased by $36.3 million, or 42.6% compared to 2010, primarily due to higher gross profit slightly offset by increased credit card expense. Wholesale segment Adjusted EBITDA of $19.1 million increased by $3.2 million, or 20.6% from 2010, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $5.1 million for first nine months of 2011 compared to net expenses of $5.1 million for the same period in 2010.

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

Cash flows from operations were $101.9 million and $90.1 million for the first nine months of 2011 and 2010, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $77.5 million of cash and cash equivalents on hand at October 2, 2011 compared to $63.7 million at October 3, 2010, and $47.9 million at January 2, 2011, of which $1.2 million was restricted at January 2, 2011. We have no restricted cash as of October 2, 2011.

Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions were $95.7 million and $54.1 million during the first nine months of 2011 and 2010, respectively. We opened 13 new large-format retail stores and closed four smaller retail stores through October 2, 2011. We have opened two additional retail stores to date in the fourth quarter and currently have another five stores under construction, four or five of which are expected to open before year end. We expect to start construction on another five sites prior to year-end.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Retail stores:
Number at beginning of period	532	526
New stores	5	13
Closed stores	(2)	(4)

Number at end of period	535	535

Wholesale dealer locations:
Number at beginning of period	439	431
New locations	2	15
Closed locations	(1)	(6)

Number at end of period	440	440

Subsequent to the end of the quarter, we completed the acquisition of 121 wholesale fuel supply contracts and 24 commercial accounts in the Dallas/Ft. Worth and East Texas markets. The transaction was funded with cash. Terms were not disclosed and the transaction value was not material.

During fiscal 2011, we plan to invest approximately $140 to $155 million ($125 to $140 million, net of anticipated lease financing and asset sales) in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance our capital spending plan with cash flows from operations, cash balances, borrowings under the revolving credit facility, long-term mortgage debt and additional lease financing. We currently expect we will be able to access financing for a portion of our new store program.

Cash Flows from Financing Activities. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, also issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Credit Agreement, including the Revolver, and the 2016 Notes, please see Note 8 in the accompanying Notes to Consolidated Financial Statements. We entered into a $20 million mortgage loan with a regional bank in the second quarter, with a five-year term, 15-year amortization and variable interest based on prime rate. We completed one sale/leaseback transaction during the third quarter for $2.8 million.

During the second quarter of 2011, our board of directors authorized us to repurchase up to $15 million of our common stock. As of October 2, 2011, we had completed open-market purchases of 322,888 shares at weighted-average share price of $18.01, or a total value of $5.8 million.

At October 2, 2011, our outstanding debt was $455.0 million, excluding $4.0 million unamortized issuance discount. As of October 2, 2011, we had no outstanding borrowings under the revolving credit facility and $18.7 million in standby letters of credit. Our borrowing base in effect at October 2, 2011, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at October 2, 2011 was $101.3 million. Our cash on our balance sheet was $77.5 million and total debt was $451.0 million, leaving debt net of cash of $373.5 million as of October 2, 2011.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facility will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to repay, redeem or repurchase our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit and mortgage facility, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	October 2, 2011
	Fee	Leased
Operating sites:
Retail	243	292
Wholesale	51	31

Total	294	323

Office locations	4	3
Properties currently under construction	5	2
Properties held for future development	29	0
Income producing properties	7	6
Surplus properties	42	1

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

	2009						2010					2011
	(dollars and gallons in thousand; except per share amounts)
	1st QTR	2nd QTR		3rd QTR		4th QTR(b)	1st QTR	2nd QTR	3rd QTR		4th QTR	1st QTR	2nd QTR		3rd QTR
Merchandise sales	$181,919	$199,940		$201,190		$201,375	$191,038	$208,276	$207,018		$199,920	$203,017	$226,441		$233,464
Motor fuel sales:

Retail	322,072	392,593		427,603		463,266	478,619	511,646	489,130		507,677	618,120	724,993		711,203
Wholesale	167,327	221,336		240,874		246,388	258,195	287,524	260,066		288,494	336,361	412,069		397,201
Other income	9,490	9,297		12,433		10,205	10,273	11,093	10,203		11,458	11,635	12,885		11,646

Total revenue	680,808	823,166		882,100		921,234	938,125	1,018,539	966,417		1,007,549	1,169,133	1,376,388		1,353,514

Merchandise gross profit	62,416	66,496		66,307		65,865	62,383	70,673	70,050		67,577	69,011	77,094		78,391
Motor fuel gross profit:
Retail	21,204	26,988		34,613		22,216	20,291	45,863	42,133		27,324	29,313	60,719		55,306
Wholesale	4,251	5,030		6,388		4,538	5,028	7,499	7,248		6,243	6,207	9,023		8,410
Other gross profit	9,390	9,302		12,453		9,922	9,919	9,867	9,946		11,058	11,188	12,094		11,308

Total gross profit	97,261	107,816		119,761		102,541	97,621	133,902	129,377		112,202	115,719	158,930		153,415
Income from operations	8,541	13,390		19,826		313	1,692	31,912	26,571		9,821	10,699	47,660		37,586
Net income (loss) attributable to Susser Holdings Corporation	$(931)	$2,165		$6,503		$(5,669)	$(4,985)	$(1,916)	$8,952		$(1,265)	$(23)	$23,665		$18,516
Earnings (loss) per common share:
Basic	$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.53		$(0.07)	$(0.00)	$1.38		$1.09
Diluted	$(0.05)	$0.13		$0.38		$(0.33)	$(0.29)	$(0.11)	$0.52		$(0.07)	$(0.00)	$1.36		$1.06

Merchandise margin, net	34.3%	33.3%		33.0%		32.7%	32.7%	33.9%	33.8%		33.8%	34.0%	34.0%		33.6%
Fuel gallons:
Retail	179,412	177,887		175,317		187,033	183,068	185,192	185,073		182,430	191,302	194,538		199,650
Wholesale	122,469	125,832		125,205		121,315	120,013	128,829	122,115		123,252	121,007	128,070		129,950

Motor fuel margin:
Retail (a)	11.8 ¢	15.2	¢	19.7	¢	11.9 ¢	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢	15.3 ¢	31.2	¢	27.7	¢
Wholesale	3.5 ¢	4.0	¢	5.1	¢	3.7 ¢	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢	5.1 ¢	7.0	¢	6.5	¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.
(b)	Includes 14 weeks of operations.

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

As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of October 2, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at October 2, 2011. We had $28.9 million outstanding in other notes payable that is subject to variable interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at October 2, 2011, would be to change interest expense by approximately $0.3 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2011, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock pursuant a share repurchase program announced in June 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 4 through July 31, 2011	6,758	$15.94	117,645	$13,185,543

August 1 through September 4, 2011	112,743	$19.17	230,388	$11,024,297

September 5 through October 2, 2011	161,754	$19.90	392,142	$7,805,065

Total	281,255	$19.51	392,142	$7,805,065

(1)	Periods reflect the Company’s fiscal months in the 2011 third fiscal quarter.
(2)	Includes 69,254 shares purchased during the Company’s third fiscal quarter, but not settled until the fourth quarter.
(3)	Represent shares repurchased in the open market pursuant to the program announced by the Company on June 2, 2011 authorizing the Company to repurchase up to $15,000,000 in its outstanding common stock through December 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: November 10, 2011
	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company, effective September 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Susser Holdings Corporation filed October 28, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive Data Files.