Form 10-K
period 2012-01-01
Susser Holdings CORP
filed 2012-03-16
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: January 1, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4525 Ayers Street
Corpus Christi, Texas 78415
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (361) 884-2463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of July 3, 2011 was $127,414,869
As of March 9, 2012 there were issued and outstanding 20,954,779 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document                                        Where Incorporated

1.    Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2012……………………………Part III

SUSSER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K

i

PART I
Item 1.    Business

General

We are the largest non-refining operator of convenience stores in Texas based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of January 1, 2012, our retail segment operated 541 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services. For the fiscal year ended January 1, 2012, we purchased 1.3 billion gallons of branded and unbranded motor fuel from refiners for distribution to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and other end users. We believe our unique retail/wholesale business model, scale, food service and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for long-term growth in sales and profitability.

Our principal executive offices are located at 4525 Ayers Street, Corpus Christi, Texas 78415. Our telephone number is (361) 884-2463. Our internet address is http://www.susser.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

References in this annual report to “Susser,” “Company,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2011” are to the 52 weeks ending January 1, 2012; references to “2010” are to the 52 weeks ending January 2, 2011; references to “2009” are to the 53 weeks ending January 3, 2010.

History

The Susser family entered the motor fuel retailing and distribution business in the 1930’s. Sam L. Susser, our President and Chief Executive Officer, joined us in 1988, when we operated five stores and had revenues of $8.4 million. We have demonstrated a strong track record of internal growth and ability to successfully integrate acquisitions in both the retail convenience store and wholesale fuel distribution segments, completing 13 significant acquisitions since 1988. We have also constructed 122 large-format convenience stores since 1999 and developed our propriety Laredo Taco Company® in-house restaurant concept. On October 24, 2006, we completed an initial public offering, or “IPO” of our common stock, broadening our ownership base with new public stockholders.

Retail Operations

As of January 1, 2012, our retail segment operated 541 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services. Our retail stores operate under our proprietary Stripes® convenience store brand. Our business experiences substantial seasonality due to consumer purchase patterns in the geographic area our stores are concentrated. Historically, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

The retail segment produced revenues and gross profit of $3.6 billion and $513.8 million, respectively, for fiscal 2011 and had total assets of $925.7 million as of January 1, 2012. For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 Segment Reporting.” The following table sets forth retail revenues and gross profit for 2011.

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise (excluding food service)	$694,006	19.1%	$204,402	39.8%
Food service	187,905	5.2%	93,199	18.1%
Total merchandise	881,911	24.3%	297,601	57.9%
Other	33,684	0.9%	33,684	6.6%
Motor fuel	2,715,279	74.8%	182,521	35.5%
Total	$3,630,874	100.0%	$513,806	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
	(dollars in thousands)
Merchandise sales	$444,218	$729,857	$784,424	$806,252	$881,911
Average merchandise sales per store per week	$24.4	$27.6	$28.6	$29.6	$31.9
Merchandise same store sales growth (1) (2)	7.7%	6.6%	3.3%	4.0%	6.0%
Merchandise margin, net of shortages	32.5%	34.3%	33.3%	33.6%	33.7%

(1)	Adjusted to eliminate the impact of the 53rd week in 2009.

(2)	We include a store in the same store sales base in its thirteenth full month of operation.

We stock 2,500 to 3,500 merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed numerous proprietary offerings and private label items unique to our stores, including Laredo Taco Company® restaurants, Café de la Casa® custom blended coffee, Slush Monkey® frozen carbonated beverages, Quake® energy drink, Smokin’ Barrel® beef jerky and meat snacks, Monkey Loco® candies, Monkey Juice® and our Royal® brand cigarettes. Most of these proprietary offerings and private label items, along with our prominent fountain drink offering, generate higher gross margins than our non-proprietary merchandise average, and we emphasize these offerings in our marketing campaigns. We own and operate ATM and proprietary money order systems in most of our stores and also provide other services such as lottery, pay telephone, prepaid telephone cards and wireless services, movie rental and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 38 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products.

As of January 1, 2012, 329 of our stores featured in-store restaurants allowing us to make fresh food on the premises daily. Laredo Taco Company® is our in-house, proprietary restaurant operation featuring breakfast and lunch tacos, a wide variety of handmade authentic Mexican food and other hot food offerings targeted to the local populations in the markets we serve. We also offer other food options in some of our stores, including Subway sandwiches and Godfather pizza, some of which are co-located with Laredo Taco Company® restaurants. These prepared food offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We continue to drive same store restaurant sales growth and transaction count through menu innovation, promotions and fine tuning our hours of operation.

Our retail segment merchandise category sales for the periods presented are as follows:

	Year Ended
	January 3, 2010		January 2, 2011		January 1, 2012
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(dollars in millions)
Food service	$157.7	20.1%	$166.2	20.6%	$187.9	21.3%
Cigarettes	154.8	19.7	163.0	20.2	174.3	19.8
Beer	139.0	17.8	145.8	18.1	158.0	18.0
Packaged drinks	124.7	15.9	128.2	15.9	147.2	16.7
Snacks	46.3	5.9	48.7	6.1	55.1	6.2
Candy	27.6	3.5	29.3	3.6	31.3	3.5
Nonfoods	24.5	3.1	24.5	3.0	26.0	2.9
Other	109.8	14.0	100.6	12.5	102.1	11.6
Total	$784.4	100.0%	$806.3	100.0%	$881.9	100.0%

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to all of our retail stores. In January 2011, we entered into a new two-year agreement with McLane with three one-year renewal options. We purchase most of our restaurant products and ingredients from Labatt Food Service LLC, or Labatt, and in January 2011 entered into a new three-year agreement with two one-year renewal options. All merchandise is delivered directly to our stores by McLane, Labatt or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry significant levels of customer receivables in the retail segment.

Retail Motor Fuel Operations. We offer Chevron, Conoco, Exxon, Phillips 66, Shamrock, Shell, Stripes, Texaco and Valero branded motor fuel at 537 of our convenience stores. Approximately 60% of those stores were branded under the Valero name as of January 1, 2012. We purchase substantially all of our motor fuel from our wholesale segment at a price reflecting product cost plus transportation cost. Most fuel is purchased by the load as needed to replenish supply at the stores.

Our retail fuel margins per gallon are impacted by the saturation of hypermarkets, supermarkets and mass merchandisers with fuel kiosks in the markets we serve. To address this trend, since 1999 we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure, while also improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage and improved technology, have positioned us to effectively compete with these hypermarkets. As the Company grows, we are able to benefit from our more favorable procurement costs, economies of scale and geographic diversification. Credit card costs are an increasing factor to the business and this cost is highly correlated to the retail price of fuel. For the last five years, our annual retail fuel margins per gallon have ranged from 14.6 cents to 23.2 cents. After deducting credit card costs, our retail fuel margins during the last five years have ranged from 11.1 cents to 17.7 cents per gallon.

The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Year Ended
	December 30, 2007		December 28, 2008		January 3, 2010		January 2, 2011		January 1, 2012
	(dollars and gallons in thousands)
Retail motor fuel sales	$1,211,751		$2,150,727		$1,605,534		$1,987,072		$2,715,279
Retail motor fuel gallons sold	456,527		677,308		719,649		735,763		785,582
Average gallons sold per store per week	25.4		26.1		26.7		27.3		28.7
Average retail price per gallon (1)	$2.65		$3.18		$2.23		$2.70		$3.46
Retail gross profit cents per gallon (2)	14.8	¢	17.8	¢	14.6	¢	18.4	¢	23.2	¢
Credit card cents per gallon	3.3	¢	4.2	¢	3.5	¢	4.4	¢	5.5	¢
Retail stores selling motor fuel (average)	346		500		509		518		527

(1)Includes excise tax.
(2)Before the cost of credit cards, fuel maintenance and environmental expenses.

Store Locations. As of January 1, 2012, we operated 541 stores, 493 of which were in Texas, 29 of which were in New Mexico, and 19 of which were in Oklahoma. Approximately 85% of our stores are open 24 hours a day, 365 days a year. All but four stores sell motor fuel. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 99% of our convenience stores are freestanding facilities, which average 3,500 square feet. The 116 stores we have built since January 2000 average approximately 5,000 square feet and are built on large lots with much larger motor fueling and parking facilities.

The following table provides the regional distribution of our retail stores as of January 1, 2012:

Region (1)	Number of Stores
Rio Grande Valley (2)	171
Corpus Christi	103
San Angelo/Central Texas	65
Laredo	42
Lubbock	41
Midland/Odessa	39
Eastern New Mexico	29
Texoma (3)	26
Victoria	16
Houston	9
Total	541
__________________

(1)	Each region includes the surrounding areas.

(2)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.

(3)	Includes Wichita Falls, Texas and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Number of stores at beginning of period	325	504	512	525	526
New stores constructed	17	8	7	12	17
Acquired stores (1)	169	4	8	2	2
Closed, relocated or divested stores (2)	(7)	(4)	(2)	(13)	(4)
Number of stores at end of period	504	512	525	526	541

(1)	Acquired 168 stores from TCFS Holdings, Inc. in November 2007.

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

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, payroll and trend reports, are supported by a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing and merchandising strategies, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. We utilize automated systems for financial reporting, category management, fuel pricing, maintenance, human resources/payroll and fixed asset management. We also leverage our information technology and finance systems to manage proprietary money order and ATM networks. The Company maintains servers at multiple locations and reviews and updates its disaster recovery plans, at least once per year.
Wholesale Operations

Wholesale Motor Fuel Distribution. We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of combined retail and wholesale motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. Our wholesale motor fuel segment purchases branded and unbranded motor fuel from refiners and distributes it to: (1) our retail convenience stores; (2) over 560 contracted independent operators of convenience stores, which we refer to as “dealers”; and (3) unbranded convenience stores and other end users. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe we are among the largest distributors of Valero and Chevron branded motor fuel in the United States, and we also distribute CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. For the year ended January 1, 2012, we supplied 785.6 million gallons of motor fuel to our retail stores and 522.8 million gallons of motor fuel to other customers. We receive a fixed fee per gallon on approximately 80% of our third-party wholesale gallons, which reduces the overall variability of our fuel margins and our financial results. The wholesale segment produced third-party revenues and gross profit of $1.6 billion and $41.9 million, respectively, for fiscal 2011. The wholesale segment had total assets of $121.7 million as of January 1, 2012. For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 Segment

Reporting.”

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Year Ended January 1, 2012
	Gallons in thousands	% of Total
Our retail stores	785,582	60.0%
Contracted dealers	385,694	29.5
Other end users	137,138	10.5
Total	1,308,414	100.0%

No individual third-party customer is material to our operations. The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment) for the last five years:

	Year Ended
	December 30, 2007		December 28, 2008		January 3, 2010		January 2, 2011		January 1, 2012
Wholesale motor fuel sales (in thousands) (1)	$1,035,469		$1,323,495		$875,925		$1,094,279		$1,549,143
Wholesale motor fuel gallons sold (in thousands)	465,186		486,516		494,821		494,209		522,832
Average wholesale price per gallon (1)	$2.23		$2.72		$1.77		$2.21		$2.96
Wholesale gross profit cents per gallon (2)	5.5	¢	6.4	¢	4.1	¢	5.3	¢	5.9	¢

(1)Excludes excise tax.
(2)After the Company’s portion of credit card fees, but before maintenance and environmental expenses.

Distribution Network. As of January 1, 2012, our wholesale motor fuel distribution locations consisted of 565 dealer contracts under branded supply agreements. We also supply unbranded fuel to numerous other customers including unbranded convenience stores, unattended fueling facilities and other end users.

The following table provides the regional distribution of our wholesale contracted dealers as of January 1, 2012:

Region	Number of Dealers
Houston MSA	332
DFW/East Texas/Louisiana	141
San Antonio/Austin	65
South Texas	27
Total	565

The following table provides a history of our dealer location openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Number of dealer locations at beginning of period	367	387	372	390	431
New locations (1)	30	27	34	59	142
Closed or divested locations	(10)	(42)	(16)	(18)	(8)
Number of dealer locations at end of period	387	372	390	431	565

(1) Fiscal 2011 includes the acquisition of 121 dealer supply contracts from Community Fuels of Texas, LP ("CFT").

Arrangements with Dealers. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. We may provide credit terms to wholesale dealers, which are generally seven to ten days. In October 2011, the Company completed the acquisition of 121 supply agreements which had an average remaining life at the date of acquisition of six years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold, less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. We maintain minimal consignment inventories consisting of fuel inventory at 84 dealer locations as of January 1, 2012.

The following table describes the percentage of gallons sold by us to dealers, attributable to supply agreements and consignment arrangements for fiscal 2011:

	Gallons in Thousands	% of Total Dealer Volume
Supply agreements	276,750	71.8%
Consignment arrangements	108,944	28.2
Total dealer gallons	385,694	100.0%

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

Fuel Supplier Arrangements. We distribute branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell, Texaco and Valero brands to our retail convenience stores and to our independently operated contracted dealer sites within our wholesale network. Branded motor fuels are purchased from major oil companies under supply agreements. We also purchase unbranded motor fuel for distribution either on a spot or a rack basis.

For fiscal 2011, Valero supplied approximately 40% and Chevron supplied approximately 20% of our consolidated motor fuel purchases. Our supply agreement with Valero expires in July 2018. We have been distributors for Chevron since 1996 and our current contract with Chevron expires August 2014. We purchase the motor fuel at the supplier’s applicable price per terminal which typically changes on a daily basis. Each supply agreement generally has an initial term of three years. In addition, each supply agreement typically contains provisions relating to, among other issues, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, compliance with supplier’s requirements, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, suppliers generally can terminate the supply contract if we do not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligate the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess of that agreed upon amount is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. Moreover, in some cases, our supply agreements provide that motor fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded motor fuel.

We generally arrange for a third-party transportation provider to take delivery of the motor fuel at the terminal and deliver it to the appropriate sites in our distribution network. In addition to 15 to 20 third-party carriers, we also operate a fleet of 44 fuel transportation vehicles which deliver fuel to many of our convenience stores in West Texas, New Mexico, Corpus Christi and to dealer sites in Houston and San Antonio, Texas. We also periodically purchase bulk fuel at the Houston Ship Channel and transport it by pipeline to terminals in our market area.  In this case, we take title to the fuel when it enters the pipeline, and we have typically hedged our price risk on this inventory by purchasing derivatives.  During 2011, bulk fuel purchases were immaterial to our total fuel purchases.

Selection and Recruitment of New Dealers. We continuously evaluate potential independent site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, monthly merchandise sales, overall financial performance and previous operating experience. In addition to adding to our network through acquiring or recruiting existing independently operated sites from other distributors, we identify new sites to be operated by existing independent operators in our network or new operators we recruit to operate the site. We also occasionally convert our retail stores to dealer locations.

Technology. Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows our wholesale customers to access their accounts at any time from a personal computer to obtain motor fuel prices, place motor fuel orders and review motor fuel invoices, credit card transactions and electronic funds transfer notifications. Substantially all of our dealer payments are processed by electronic funds transfer. We use an internet-based system to assist with fuel inventory management and procurement and an integrated wholesale fuel system for financial accounting, procurement, billing and inventory management.

Other Operations

We formed Applied Petroleum Technologies, Ltd. (“APT”) in June 1994. Headquartered in Corpus Christi, APT manages our environmental, maintenance and construction activities. In addition, APT sells and installs motor fuel dispensers and tanks and also provides a broad range of environmental consulting services, such as hydrocarbon remediation and Phase I and II site assessments for our stores and for a limited number of external customers. APT employs geologists, hydrogeologists and technicians licensed to oversee the installation and removal of underground storage tank systems. APT’s revenues and net income are not material to Susser, and are included in “all other” in our segment reporting disclosures included in our audited consolidated financial statements.
Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, hypermarkets and local restaurants. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety. Over the past fifteen years, many non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers, drugstores and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. We have employed several strategies to counteract the impact of competition from these non-traditional retailers including (1) focusing our new store development on larger format stores, on superior tracts of land, which helps drive additional volume, (2) adding more immediately consumable products such as food service and cold beverages, and (3) emphasizing the convenient quick service aspect of our stores which cannot be filled by the hypermarkets and supermarkets. We plan to continue to focus on ways to differentiate our offerings from other convenience stores as well as other retail formats.
Our wholesale segment competes with major oil companies that distribute their own products, as well as other independent motor fuel distributors. We may encounter more significant competition if major oil companies increase their own motor fuel distribution operations or if our larger wholesale customers choose to purchase their motor fuel supplies directly from the major oil companies. Major competitive factors for our wholesale segment include, among others, availability of major brands, customer service, price, range of services offered and quality of service.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trademarks, trade names and service marks for use in our business, including Stripes® and Laredo Taco Company®. We are not aware of any facts which would negatively affect our continuing use of any of our trademarks, trade names or service marks.

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

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $1.5 million on these compliance activities for the fiscal year ended January 1, 2012. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs. We recorded expenses of $0.4 million during fiscal 2011 for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2011 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued solvency of each fund.

Environmental Reserves. As of January 1, 2012, Susser had environmental reserves of $0.7 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks, at approximately 30 currently and formerly owned and operated sites. Approximately $0.4 million of the total environmental reserve is for the investigation and remediation of contamination at 16 of these sites, for which we estimate we will receive approximately $0.2 million in reimbursement from the Texas Petroleum Storage Tank Remediation fund. Reimbursement will depend upon the continued maintenance and solvency of the state fund through August 31, 2012 at which time all eligible claims must be paid due to the expiration of the fund on August 31, 2011. At the end of this fund, cases that remained open were transferred to the State Lead Remediation Program of which we have seven sites. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. An additional eight sites are being remediated by third parties or have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserves and may or may not have responsibility for contamination. The remaining reserve of $0.3 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to six additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. We have additional reserves of $4.1 million that represent our estimate for future asset retirement obligations for underground storage tanks.
Sale of Alcoholic Beverages and Tobacco Products. In certain areas where our stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages, or prohibit the sale of alcoholic beverages, and restrict the sale of alcoholic beverages and cigarettes to persons older than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to stores for the improper sale of alcoholic beverages and cigarettes. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages and cigarettes is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may materially mitigate the effect of any liability.

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

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates. In January 2014, as an employer with greater than 50 employees, under current laws we will be subject to a system of mandated health insurance, which could affect our results of operations.

Employees

As of January 1, 2012, we employed 7,584 persons, of which approximately 81% were full-time employees. Approximately 91% of our employees work in our retail stores, approximately 2% in our wholesale segment and 7% in our corporate or field offices. Our corporate office and retail segment are headquartered in Corpus Christi, Texas. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston, Texas and employs dealer brand managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

The following table sets forth the names and ages (as of March 1, 2012) of each of our executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	48	President, Chief Executive Officer and Director
E.V. Bonner, Jr.	56	Executive Vice President, Secretary and General Counsel
Steven C. DeSutter	58	Executive Vice President and President/Chief Executive Officer – Retail Operations
Rocky B. Dewbre	46	Executive Vice President and President/Chief Operating Officer – Wholesale
Mary E. Sullivan	55	Executive Vice President, Chief Financial Officer and Treasurer

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

Rocky B. Dewbre has served as our Executive Vice President and President/Chief Operating Officer-Wholesale since January 2005. Mr. Dewbre served as our Executive Vice President and Chief Operating Officer-Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining us in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/

chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991.

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

For the fiscal year ended January 1, 2012, our motor fuel revenue accounted for 82.1% of total revenues and our motor fuel gross profit accounted for 38.3% of total gross profit. For the same period, motor fuel accounted for 35.5% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency, could adversely impact our business.

Sales of refined motor fuels account for approximately 80% of our total revenues and over one-third of our gross profit.  Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels, or non-fuel dependent means of transportation, could reduce demand for the conventional petroleum based motor fuels we currently sell.  Additionally, a shift toward electric, hydrogen, natural gas or other alternative or non fuel-powered vehicles could fundamentally change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures.  Finally, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel.  Any of these outcomes could potentially result in fewer visits to our (or our dealers') convenience stores, decreases in both fuel and merchandise sales revenue or reduced profit margins which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our retail stores in close proximity to our dealers’ stores may result in direct competition which may affect our relationship with our dealers.

We have some retail stores that are in close proximity to our dealers’ stores in which case we are directly competing with our dealers. This may lead to disagreements with our dealers, and if the disagreements are not resolved amicably the dealers may initiate litigation which could result in our paying damages to the dealer or termination of our agreements with the dealer.

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

Certain environmental laws, including CERCLA, impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites. The costs associated with the investigation and remediation of contamination, as well as any associated third party claims, could be substantial, and could have a material adverse effect on our business and results of operations and our ability to service out outstanding indebtedness. In addition, the presence or failure to remediate identified or unidentified contamination at our properties could potentially materially adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.

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
We store motor fuel in underground and above ground storage tanks. Additionally, we transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.
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

For the fiscal year ended January 1, 2012, sales of cigarettes accounted for approximately 5.5% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. The Texas legislature increased cigarette taxes by $1 per pack, effective January 1, 2007, and a Federal tax increase of $0.62 per pack was effective April 1, 2009. We subsequently experienced a lower volume of carton sales of cigarettes after each increase. We cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other low-priced or low-taxed tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

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

We purchase more than 40% of our general merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane. McLane has been a supplier of ours since 1992. We have a contract with McLane until December 2012, plus three additional one-year renewal options. However, the agreement may be terminated by either party upon six months notice. Similarly, we purchase most of our restaurant products and ingredients from Labatt, pursuant to an agreement that runs through December 2013, with two additional one-year renewal options. A disruption in supply or a significant change in our relationship with either of these suppliers could have a material adverse effect on our business and results of operations.

We currently depend on two principal suppliers for the majority of our motor fuel. A disruption in supply or an unexpected change in our supplier relationships could have a material adverse effect on our business.

For the fiscal year ended January 1, 2012, Valero supplied approximately 40% of our motor fuel purchases and Chevron supplied approximately 20% of our motor fuel purchases. A disruption in supply or a significant change in our relationship with our principal fuel suppliers could have a material adverse effect on our business and results of operation.

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
On January 1, 2012, we had $455.1 million in outstanding indebtedness. Our substantial indebtedness could have important consequences, including:

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

•
Making us more vulnerable to adverse changes in general economic, industry and government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and

•	Placing us at a competitive disadvantage compared with our competitors that have less debt.

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

Subject to specified limitations, the indenture governing our 8.5% senior notes and the credit agreements governing our revolving credit facility will permit us and our existing or future subsidiaries, if any, to incur substantial additional debt. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above in the previous risk factor could intensify. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.

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

In addition, our credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our credit facilities or the indenture governing our 8.5% senior notes would result in an event of default. If an event of default under our revolving credit facility or the indenture occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. If we were unable to pay such amounts, the lenders under our credit facilities could proceed against the collateral pledged to them. We have pledged a portion of our assets to the lenders under our revolving credit facility. See “Management’s Discussion of Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 9 of the accompanying Notes to Consolidated Financial Statements for additional information.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At January 1, 2012, we owned 251 of our operating retail stores and leased the real property of 290 of our stores. We also own 29 sites for future stores and 55 properties we consider surplus properties. In addition, our wholesale segment owns 51 dealer locations and leases the property at 28 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property as of January 1, 2012, inclusive of renewal options:

		Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Retail	251	75	45	90	80	541
Wholesale	51	5	3	17	3	79
Total (1)	302	80	48	107	83	620

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value, represents our only voting securities, and has been listed on the NASDAQ Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO. Prior to that time, there was no established trading market for our securities. There were 21,374,451 shares of common stock issued and 20,814,800 shares outstanding as of January 1, 2012. The high and low closing prices of our common stock for each quarterly period over the last two years were as follows:

	Fiscal 2010		Fiscal 2011
Quarter	High	Low	High	Low
First	$9.13	$8.32	$15.86	$12.98
Second	11.85	8.60	16.55	12.90
Third	14.23	11.40	23.04	15.94
Fourth	15.04	13.04	25.17	19.01

As of March 1, 2012, there were 82 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

The following table provides information about our purchases of our common stock pursuant to a share repurchase program announced in June 2011. During 2011 we purchased a total of 483,843 shares of our common stock at an average cost of $18.55 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 3 through October 30, 2011	91,701	19.43	483,843	6,023,006
October 31 through December 4, 2011	—	—	—	6,023,006
December 5, 2011 through January 1, 2012	—	—	—	6,023,006
Total	91,701	$19.43	483,843	$6,023,006

(1)	Periods reflect the Company's fiscal months for the fourth quarter of 2011.

(2)
Represent shares repurchased in the open market pursuant to the program announced by the Company on June 2, 2011 authorizing the Company to repurchase up to $15,000,000 in its outstanding common stock through December 31, 2012.

During the fourth quarter of 2011, we sold 3,775,000 shares of our stock through an underwritten public offering. Combined net proceeds from the offering totaled approximately $77.5 million, after deducting underwriting discounts, commissions and offering expenses.

We have never declared or paid cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to finance expansion, to reduce debt and possibly to repurchase shares. The payment of cash dividends or the repurchase of shares in the future is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, and other factors deemed relevant by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements Note 9. Long-Term Debt.”

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2007, 2008, 2009, 2010 and 2011, respectively, are derived from our audited consolidated financial statements. Our results presented for fiscal 2007 include 48 days of operations of Town & Country, subsequent to the November 13, 2007 acquisition. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Fiscal Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Merchandise sales	$444,218	$729,857	$784,424	$806,252	$881,911
Motor fuel sales	2,247,220	3,474,222	2,481,459	3,081,351	4,264,422
Other	26,298	36,566	41,425	43,027	47,835
Total revenues	2,717,736	4,240,645	3,307,308	3,930,630	5,194,168
Gross profit:
Merchandise	144,566	250,642	261,084	270,683	297,601
Motor fuel	93,241	151,490	125,228	161,629	213,563
Other	25,166	35,278	41,067	40,790	45,822
Total gross profit	262,973	437,410	427,379	473,102	556,986
Selling, general and administrative expenses (2)	207,056	330,660	338,525	355,915	393,556
Depreciation, amortization and accretion	29,469	40,842	44,382	43,998	47,320
Other operating and miscellaneous (income) expense (3)	(203)	(221)	2,496	3,370	1,580
Interest expense, net (4)	16,152	39,256	38,103	64,039	40,726
Income tax expense (benefit)	(5,753)	10,396	1,805	4,994	26,347
Net income attributable to Susser Holdings Corporation	$16,252	$16,477	$2,068	$786	$47,457
Net income per share attributable to Susser Holdings Corporation:
Basic	$0.97	$0.98	$0.12	$0.05	$2.74
Diluted	$0.97	$0.97	$0.12	$0.05	$2.68

	Fiscal Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012
	(dollars in thousands)
Other Financial Data:
EBITDA (8)	$56,120	$106,971	$86,358	$113,817	$161,850
Adjusted EBITDA (8)	58,304	110,648	92,248	120,009	167,004
Cash provided by (used in):
Operating activities	27,502	51,585	50,065	97,339	106,900
Investing activities	(337,761)	(43,459)	(53,319)	(53,105)	(123,335)
Financing activities	285,152	(7,673)	12,946	(14,267)	89,056
Capital expenditures, net (5)	42,492	33,458	48,499	49,105	122,181
Operating Data:
Number of retail stores (end of period)	504	512	525	526	541
Number of wholesale locations supplied (end of period)	387	372	390	431	565
Average per retail store per week:
Merchandise revenue	$24.4	$27.6	$28.6	$29.6	$31.9
Motor fuel gallons	25.4	26.1	26.7	27.3	28.7
Merchandise same store sales growth (6)	7.7%	6.6%	3.3%	4.0%	6.0%
Merchandise margin, net of shortages	32.5%	34.3%	33.3%	33.6%	33.7%
Motor fuel gallons sold-retail	456,527	677,308	719,649	735,763	785,582
Motor fuel gallons sold-wholesale (7)	465,186	486,516	494,821	494,209	522,832
Average retail motor fuel price per gallon	$2.65	$3.18	$2.23	$2.70	$3.46
Retail motor fuel gross profit cents per gallon	14.8 ¢	17.8 ¢	14.6 ¢	18.4 ¢	23.2 ¢
Retail credit card cents per gallon	3.3 ¢	4.2 ¢	3.5 ¢	4.4 ¢	5.5 ¢
Wholesale motor fuel gross profit cents per gallon	5.5 ¢	6.4 ¢	4.1 ¢	5.3 ¢	5.9 ¢

	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,831	$8,284	$17,976	$47,943	$120,564
Total assets	853,692	824,356	873,018	914,339	1,095,970
Total debt	413,331	408,599	420,919	431,306	451,329
Susser Holdings Corporation Shareholders’ equity	183,791	204,247	209,648	213,790	334,148

(1)	Fiscal 2009 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contain 52 weeks.

(2)	Includes non-cash stock-based compensation expense.

(3)
Other operating and miscellaneous expenses include loss (gain) on disposal of assets and impairment charges, noncontrolling income of our consolidated subsidiary and other miscellaneous non-operating income.

(4)
Interest expense for 2010 includes charges of $24.2 million related to debt refinancing. See Note 9 and Note 14 of the accompanying Notes to Consolidated Financial Statements. Excluding these charges, net income attributable to Susser Holdings Corporation would have been $16.5 million.

(5)
Gross capital expenditures include acquisitions and purchase of intangible assets. Prior years have been restated to include purchase of intangible assets. Net capital spending is gross capital spending less proceeds from sale leaseback transactions and asset dispositions. Fiscal 2007 excludes the $51.2 million sale leaseback transaction in November 2007 involving Town & Country properties acquired. In addition, capital expenditures do not include purchase consideration paid for TCFS Holdings, Inc.

(6)	We include a store in the same store sales base in its thirteenth full month of operation.

(7)	Excludes inter-company sales to our retail segment.

(8)
We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our debt agreement and indentures.

We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDAR are useful to investors in evaluating our operating performance because:

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

EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDAR do not reflect cash requirements for such replacements, and;

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR may not be comparable to similarly titles measures of other companies.
The following table presents a reconciliation of net income attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Fiscal Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012
	(dollars in thousands)
Net income attributable to Susser Holdings Corporation	$16,252	$16,477	$2,068	$786	$47,457
Depreciation, amortization and accretion	29,469	40,842	44,382	43,998	47,320
Interest expense, net	16,152	39,256	38,103	64,039	40,726
Income tax expense (benefit)	(5,753)	10,396	1,805	4,994	26,347
EBITDA	$56,120	$106,971	$86,358	$113,817	$161,850
Non-cash stock-based compensation	2,429	3,946	3,433	2,825	3,588
Loss on disposal of assets and impairment charge	190	9	2,402	3,193	1,220
Other miscellaneous expense	(435)	(278)	55	174	346
Adjusted EBITDA	58,304	110,648	92,248	120,009	167,004
Rent	25,822	34,620	36,899	42,623	45,738
Adjusted EBITDAR	$84,126	$145,268	$129,147	$162,632	$212,742

The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Fiscal Year Ended
	December 30, 2007	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012
	(dollars in thousands)
Net cash provided by operating activities	$27,502	$51,585	$50,065	$97,339	$106,900
Changes in operating assets & liabilities	7,780	12,236	5,861	(11,087)	19,138
Amortization of deferred financing fees/debt premium/discount, net	(1,158)	(2,393)	(2,478)	(2,966)	(3,335)
Loss on disposal of assets and impairment charge	(190)	(9)	(2,402)	(3,193)	(1,220)
Non-cash stock-based compensation	(2,429)	(3,946)	(3,433)	(2,825)	(3,588)
Noncontrolling interest	(54)	(48)	(39)	(3)	(14)
Deferred income tax	14,270	(106)	(1,124)	(11,032)	(23,654)
Early extinguishment of debt	—	—	—	(21,449)	—
Excess tax benefits from stock-based compensation	—	—	—	—	550
Interest expense, net	16,152	39,256	38,103	64,039	40,726
Income tax expense (benefit)	(5,753)	10,396	1,805	4,994	26,347
EBITDA	$56,120	$106,971	$86,358	$113,817	$161,850
Non-cash stock-based compensation	2,429	3,946	3,433	2,825	3,588
Loss on disposal of assets and impairment charge	190	9	2,402	3,193	1,220
Other miscellaneous	(435)	(278)	55	174	346
Adjusted EBITDA	58,304	110,648	92,248	120,009	167,004
Rent	25,822	34,620	36,899	42,623	45,738
Adjusted EBITDAR	$84,126	$145,268	$129,147	$162,632	$212,742

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Financial Statements and Supplementary Data.” The fiscal years 2010 and 2011 presented herein each include 52 weeks and the fiscal year 2009 for the retail segment presented herein includes 53 weeks.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-

looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our retail stores in close proximity to stores of our dealers;

•	Seasonal trends in the industries in which we operate;

•	Severe or unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to build or acquire and successfully integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes and employment laws and health benefits;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Dependence on two principal suppliers for merchandise;

•	Dependence on two principal suppliers for motor fuel;

•	Dependence on suppliers for credit terms;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness and dependence on our subsidiaries for cash flow generation;

•	Dependence on our information technology systems;

•	Changes in accounting standards, policies or estimates;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 16, 2012. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

We are the largest non-refining operator of convenience stores in Texas based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of January 1, 2012, our retail segment operated 541 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services, under our proprietary Stripes® convenience store brand.

For the year ended January 1, 2012, we sold 1.3 billion gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores, which we refer to as “dealers”, unbranded convenience stores and other end users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

During 2011, we continued to expand and upgrade our operating portfolio. We added 19 stores to the retail segment, two of which were acquired and remodeled and 17 were newly-constructed, and also closed four smaller retail stores. In the fourth quarter of 2011 we acquired 121 wholesale dealer fuel supply agreements in the Dallas/Ft. Worth and east Texas markets and fuel supply rights to 26 commercial accounts. Additionally, we added 21 new dealer sites and discontinued eight dealer sites, for a total of 565 wholesale contracted dealer sites at the end of 2011.

Our 2011 new store development was funded with a combination of free cash flow and external financing. We completed sale leaseback transactions for six stores for proceeds of $16.1 million, and obtained $20 million of mortgage financing from a regional bank during 2011. Additionally, in December 2011 we raised net proceeds of $77.5 million from the sale of 3.8 million shares of our common stock. We intend to use the net proceeds from this offering for growth capital for new store development and general corporate purposes which may include opportunistic debt reduction, from time to time, based on market conditions. We have remained in full compliance with all debt covenants. We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of January 1, 2012, we had no borrowings outstanding and $18.7 million in standby letters of credit issued against our $120.0 million revolving line of credit. As of January 1, 2012, our total available liquidity was $221.9 million, including $120.6 million of cash and $101.3 million unused availability under the revolver.

On June 2, 2011, we announced the approval of a stock repurchase program pursuant to which we could elect to repurchase up to $15 million of our outstanding common stock. Purchases can be made from time to time in the open market or in privately negotiated transactions. During 2011, we purchased 483,843 shares of our common stock for a total cost of $9.0 million. Timing of any additional purchases and the amount of stock purchased will be determined at the discretion of our management.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $5,194.2 million, $47.5 million and $167.0 million, respectively, for fiscal 2011 compared to $3,930.6 million, $0.8 million and $120.0 million, respectively, for fiscal 2010. We reported diluted Earnings per Share (“EPS”) for 2011 and 2010 of $2.68 and $0.05, respectively. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality”.

Market and Industry Trends

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market and by strong population growth and job creation.  Additionally, our business has remained generally more resilient than many other retail formats.  After a soft fourth quarter 2009, we began to see stabilization and/or improvement in certain key economic indicators in our markets in early 2010 and reported positive comparable merchandise results in each quarter of 2011, which represented our 23rd consecutive year of growth in annual same-store merchandise sales. The strongest markets are benefiting from increased oil and gas drilling, which directly affects approximately 25% of our retail stores. We have also experienced an increase in diesel volumes sold, primarily attributable to increased freight driven by manufacturing and oil and gas activity.

We generally experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. Crude oil prices ranged from $75 to $113 per barrel during 2011 with an average of approximately $95, compared to a range in 2010 of $65 to $91 per barrel and an average of approximately $79. Our retail fuel margin for 2011 of 23.2 cents per gallon was 4.8 cents higher than the prior year, partly due to the increased volatility in crude oil prices. Additionally, we typically see increased fuel margins in our markets when energy prices are higher, to cover increased credit card costs paid by fuel retailers, which are directly related to the price of fuel.

Although we are unable to anticipate future trends in energy prices, in general, greater volatility in energy prices provide opportunities to enhance fuel margins. Despite future movements in energy prices, we believe our growth in scale, geographic diversification, strong technology, combined retail/wholesale format and larger format retail stores offering more fueling stations provide us the ability to minimize the negative impacts of periods with lower fuel margins. Higher crude oil prices may also increase our working capital needs. We believe we have adequate liquidity to operate our business with significantly higher crude oil prices.

Other significant trends in the retail convenience store industry include a national decline in the number of cigarettes sold, the expansion of food service categories as an increased percentage of merchandise sales, the continued increased motor fuel competition from hypermarkets and additional competition from other retail formats, such as drug and dollar stores. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company® offerings position us strongly to competitively address these industry trends in our retail segment. Our larger format stores with expanded parking facilities allow us to handle more customers during peak times and to provide more product variety and enhanced offerings such as food service, and leverage variety, thereby increasing store traffic. These additional offerings result in a lower overall percentage of our sales and gross profit resulting from cigarettes than the industry average, which reduces our dependence on cigarette sales to drive operating results. Our larger and more efficient fueling facilities provide more fueling positions to increase customer traffic during peak drive times and during periods of intense local price competition.

Description of Revenues and Expenses

Revenues and Cost of Sales. Our revenues and cost of sales consist primarily of the following:

•
Retail. Retail revenues are primarily derived from sales of merchandise, motor fuel and services through our company-operated convenience stores. Sales from our proprietary Laredo Taco Company® restaurants and other food service items are included in merchandise sales. Merchandise and motor fuel revenue is recorded at gross selling price, including any excise taxes, but excluding sales taxes. Cost of sales for merchandise and motor fuel includes excise taxes, which are paid to the vendors as part of the cost of product, and any delivery fees, net of any rebates received.

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

The wholesale business also receives rental income from convenience store properties it leases to third parties, sale of rights to operate dealer locations and nominal commission income on various programs, which we refer to as "value-added programs" and we offer to our branded dealers. These programs allow dealers to take advantage of products and services that they would not likely be able to obtain on their own, or at discounted rates. Rent and value-added program income is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue.

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

Operating Expenses. Our operating expenses consist primarily of the following:

•
Selling, general and administrative expenses consist primarily of store personnel costs, benefits, utilities, property and equipment maintenance, credit card fees, advertising, environmental compliance and     remediation, rent, insurance, property taxes, administrative costs and non-cash stock-based compensation charges.

•	Other operating expenses include depreciation, amortization, loss (gain) on disposal of assets and impairment charges.

Key Measures Used to Evaluate and Assess Business

Key measures we use to evaluate and assess our business include the following:

•
Merchandise same store sales. This reflects the change in year-over-year merchandise sales for comparable stores. This measure includes all merchandise and food service sales, but does not include motor fuel sales due to the volatility in the retail price of motor fuels. We include a store in the same store sales base in its thirteenth full month of operation. A store that is closed is removed from the same store calculation base. A store that is razed and rebuilt is treated as a closed store when it is razed, and then as a new store when it is rebuilt. Remodeled stores are included in our same store sales base, even if the store is temporarily closed for the remodel. Although we believe this calculation is generally comparable to that used by others in our industry, this calculation may differ from that used by other companies.

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

•
EBITDA, Adjusted EBITDA and Adjusted EBITDAR. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are important measures used by management in evaluating our business. We monitor EBITDA, Adjusted EBITDA and Adjusted EBITDAR on a site, segment and consolidated basis as key performance measures.

We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our debt agreements and indentures.

EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Please see Note 8 to "Item 6. Selected Financial Data."

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(dollars in thousands, except per gallon items)
Revenue:
Merchandise sales	$784,424	$806,252	$881,911
Motor fuel – retail	1,605,534	1,987,072	2,715,279
Motor fuel – wholesale	875,925	1,094,279	1,549,143
Other	41,425	43,027	47,835
Total revenue	$3,307,308	$3,930,630	$5,194,168
Gross Profit:
Merchandise	$261,084	$270,683	$297,601
Motor fuel – retail	105,021	135,611	182,521
Motor fuel – wholesale	20,207	26,018	31,042
Other	41,067	40,790	45,822
Total Gross Profit	$427,379	$473,102	$556,986
Adjusted EBITDA (1):
Retail	$78,017	$104,027	$148,549
Wholesale	19,571	21,499	24,942
Other	(5,340)	(5,517)	(6,487)
Total Adjusted EBITDA	$92,248	$120,009	$167,004
Retail merchandise margin	33.3%	33.6%	33.7%
Merchandise same store sales growth	3.3%	4.0%	6.0%
Average per retail store per week:
Merchandise sales	$28.6	$29.6	$31.9
Motor fuel gallons	26.7	27.3	28.7
Motor fuel gallons sold:
Retail	719,649	735,763	785,582
Wholesale	494,821	494,209	522,832
Average retail price of motor fuel per gallon	$2.23	$2.70	$3.46
Motor fuel gross profit cents per gallon:
Retail	14.6¢	18.4 ¢	23.2 ¢
Wholesale	4.1¢	5.3 ¢	5.9 ¢
Retail credit card cents per gallon	3.5¢	4.4 ¢	5.5 ¢

(1)
We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our debt agreements and indentures. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not presented in accordance with GAAP. Please see Note 8 to "Item 6. Selected Financial Data."

The following tables present a reconciliation of our segment operating income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Year Ended January 3, 2010
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$36,837	$14,491	$(9,258)	$42,070
Depreciation, amortization and accretion	38,772	5,086	524	44,382
Other miscellaneous	—	—	(55)	(55)
Noncontrolling interest	—	—	(39)	(39)
EBITDA	75,609	19,577	(8,828)	86,358
Non-cash stock-based compensation	—	—	3,433	3,433
Loss (gain) on disposal of assets and impairment charge	2,408	(6)	—	2,402
Other operating expenses	—	—	55	55
Adjusted EBITDA	78,017	19,571	(5,340)	92,248
Rent	35,580	1,490	(171)	36,899
Adjusted EBITDAR	$113,597	$21,061	$(5,511)	$129,147

	Year Ended January 2, 2011
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$62,765	$16,695	$(9,464)	$69,996
Depreciation, amortization and accretion	38,191	4,664	1,143	43,998
Other miscellaneous	—	—	(174)	(174)
Noncontrolling interest	—	—	(3)	(3)
EBITDA	100,956	21,359	(8,498)	113,817
Non-cash stock-based compensation	—	—	2,825	2,825
Loss (gain) on disposal of assets and impairment charge	3,071	140	(18)	3,193
Other operating expenses	—	—	174	174
Adjusted EBITDA	104,027	21,499	(5,517)	120,009
Rent	39,785	3,795	(957)	42,623
Adjusted EBITDAR	$143,812	$25,294	$(6,474)	$162,632

	Year Ended January 1, 2012
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$107,553	$18,515	$(11,178)	$114,890
Depreciation, amortization and accretion	39,973	6,197	1,150	47,320
Other miscellaneous	—	—	(346)	(346)
Noncontrolling interest	—	—	(14)	(14)
EBITDA	147,526	24,712	(10,388)	161,850
Non-cash stock-based compensation	—	—	3,588	3,588
Loss (gain) on disposal of assets and impairment charge	1,023	230	(33)	1,220
Other operating expenses	—	—	346	346
Adjusted EBITDA	148,549	24,942	(6,487)	167,004
Rent	42,494	4,310	(1,066)	45,738
Adjusted EBITDAR	$191,043	$29,252	$(7,553)	$212,742

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments.

(b)
Reference is made to Note 8 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income (loss) attributable to Susser Holdings Corporation and cash flow from operating activities.

Fiscal 2011 Compared to Fiscal 2010

The following comparative discussion of results for fiscal year 2011 compared to fiscal year 2010 compares the 52-week period of retail operations ended January 1, 2012 to the 52-week period of retail operations ended January 2, 2011. Our retail store count at January 1, 2012 was 541 compared to 526 at January 2, 2011.

Total Revenue. Total revenue for 2011 was $5.2 billion, an increase of $1.3 billion, or 32.1%, from 2010. The increase in total revenue was driven by a 36.6% increase in retail fuel revenue, a 41.6% increase in wholesale fuel revenue and an increase in merchandise sales of 9.4%, as further discussed below.

Total Gross Profit. Total gross profit for 2011 was $557.0 million, an increase of $83.9 million, or 17.7% over 2010. The increase was primarily due to the increase in retail fuel gross profit of $46.9 million, the increase in wholesale fuel gross profit of $5.0 million and the increase in merchandise gross profit of $26.9 million, as further discussed below. Included in these increases is the impact of new retail stores constructed or acquired during 2010 and 2011 ($27.7 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $881.9 million for 2011, a $75.7 million, or 9.4% increase over 2010. Our performance was primarily due to a 6.0% merchandise same store sales increase, accounting for $47.2 million of the increase, with the balance due to impact of the new retail stores offset slightly by the closure of four locations. Merchandise same-store sales include food service sales but do not include motor fuel sales.

Merchandise gross profit was $297.6 million for 2011, a 9.9% increase over 2010, which was driven by the increase in merchandise sales and a 17 basis point increase in the margin to 33.7%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes. Key categories contributing to the gross profit increase were packaged drinks, food service, ice and snacks.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2011 were $2.7 billion, an increase of $728.2 million, or 36.6% over 2010, primarily driven by a 28.0% increase in the average retail price of motor fuel and a 6.8% increase in retail gallons sold. We sold an average of 28,700 gallons per retail store per week, 4.9% more than last year. Retail motor fuel gross profit increased by $46.9 million or 34.6% over 2010 due to an increase in the gross profit per gallon and an increase in gallons sold. The average retail fuel margin increased from 18.4 cents per gallon to 23.2 cents per gallon for 2010 and 2011, respectively. This increase in fuel margin contributed an additional $37.7 million to retail fuel gross profit. After deducting credit card fees, the net margin increased from 14.1 cents per gallon to 17.7 cents per gallon from fiscal year 2010 to fiscal year 2011.

Wholesale Motor Fuel Sales, Gallons, and Gross Profit. Wholesale motor fuel revenues to third parties for 2011 were $1.5 billion, a 41.6% increase over 2010. The increase was driven by a 33.8% increase in the wholesale selling price per gallon and an increase in gallons of 28.6 million or 5.8%. Wholesale motor fuel gross profit of $31.0 million increased $5.0 million or 19.3% from 2010, due to a 12.8% increase in the gross profit per gallon from 5.3 cents per gallon to 5.9 cents per gallon.

Other Revenue and Gross Profit. Other revenue of $47.8 million for 2011 increased by $4.8 million or 11.2% from 2010, with an increase of $5.0 million or 12.3% in associated gross profit, primarily attributable to growth in fuel transportation to third parties of $2.1 million, a $1.1 million increase in lottery commissions and a $1.0 million increase in ATM income.

Personnel Expense. Personnel expense, which consists primarily of retail store labor and overheads, increased by $10.6 million, or 7.0% over 2010. Of the increase in personnel expense, $8.8 million was attributable to the new stores acquired and constructed during 2010 and 2011. As a percentage of merchandise sales, personnel expense declined by 40 basis points to 18.2%.

General and Administrative Expenses. General and administrative expenses in 2011 increased by $6.6 million, or 17.9% from 2010. The increase over last year is primarily attributed to higher personnel costs. Our bonus plan and discretionary 401(k) match are based on results compared to internal targets. G&A expense for 2011 included an incremental $1.6 million of bonus and 401(k) match expense compared to 2010. G&A expenses also include non-cash stock-based compensation expenses which were $3.6 million for 2011 and $2.8 million for 2010.

Other Operating Expenses. Other operating expenses increased by $17.4 million or 13.7% over 2010. The increase was primarily due to an increase in credit card expense of $11.2 million from 2010 and an increase in utilities expense of $4.2 million. Credit card costs are directly related to the cost of fuel and remained at 1.6% of retail fuel revenue. Operating expenses for new stores added during 2010 and 2011 accounted for $5.3 million of increased costs. Excluding credit card costs, other operating expenses as a percent of merchandise sales declined by 31 basis points to 11.4%.

Rent Expense. Rent expense for 2011 of $45.7 million was $3.1 million or 7.3% higher than 2010 due primarily to rent expense on additional leased stores.

Loss on Disposal of Assets and Impairment. We recognized a net loss on disposal of $1.2 million in 2011 related to asset sales and retirements compared to $1.6 million in 2010. We also recognized $1.5 million of impairment charges in 2010, and none in 2011.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2011 of $47.3 million increased $3.3 million or 7.5% from 2010 due to additional assets in service.

Income from Operations. Income from operations for fiscal year 2011 was $114.9 million, compared to $70.0 million for 2010. The increase is primarily attributed to the higher gross profit partly offset by higher operating expenses, as described above.

Interest Expense, Net. Net interest expense for 2011 was $40.7 million, compared to $64.0 million for 2010. The decrease was primarily due to $24.2 million of non-recurring charges related to the refinancing completed in May 2010, as further discussed in the comparative discussion of results for fiscal 2010 compared to fiscal 2009.

Income Tax. The income tax expense for fiscal year 2011 was $26.3 million, which consisted of $2.6 million of expense attributable to the Texas margin tax and $23.7 million of income tax expense related to federal and other state income tax. The income tax expense for fiscal year 2010 was $5.0 million, which consisted of $1.8 million of expense attributable to the Texas margin tax and $3.2 million of income tax expense related to federal and other state income tax.

Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for 2011 of $47.5 million, compared to net income attributable to Susser Holdings Corporation of $0.8 million for 2010. The increase is primarily due to the same factors impacting operating income and the non-recurring interest charges related to the May 2010 refinancing as described above. Excluding the $15.7 million after-tax interest charge, we would have reported 2010 net income of $16.5 million.

Adjusted EBITDA. Adjusted EBITDA for 2011 was $167.0 million, an increase of $47.0 million, or 39.2% compared to 2010. Retail segment Adjusted EBITDA of $148.5 million increased by $44.5 million, or 42.8% compared to 2010, primarily due to higher gross profit slightly offset by increased operating expenses, as discussed above. Wholesale segment Adjusted EBITDA of $24.9 million increased by $3.4 million, or 16.0% from 2010 primarily due to higher gross profit. Other segment Adjusted EBITDA reflects net expenses of $6.5 million for 2011 compared to $5.5 million for the same period in 2010.

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

Merchandise Sales and Gross Profit. Merchandise sales were $806.3 million for 2010, a $21.8 million, or 2.8% increase over 2009. Our performance was primarily due to a 4.0% merchandise same store sales increase, accounting for $30.4 million of the increase. The sales increase due to same store sales growth plus sales from new stores built or acquired in the last 12 months of $20.5 million was offset by the sale of the seven Village Market grocery stores in May 2010 and the conversion or closure of six other locations. Additionally, the extra week in 2009 contributed $14.0 million in merchandise sales. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same store sales increase were cigarettes, beer, and food service. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee, and other foods prepared in the store.

Merchandise gross profit was $270.7 million for 2010, a 3.7% increase over 2009, which was driven by the increase in merchandise sales and a 29 basis point increase in the margin to 33.6%. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, movie rentals, and car washes. Key categories contributing to the increase were food service, candy, snacks and beer.

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

General and Administrative Expenses. General and administrative expenses in 2010 increased by $2.3 million, or 6.8% from 2009, primarily due to an additional $5.6 million bonus and contribution to the 401(k) plan in 2010 reflecting record performance. Total bonus and 401(k) match expense included in G&A for 2010 was $6.1 million versus $0.5 million for the same period in 2009. We contribute a minimum match on our employee’s 401(k) savings of 20 cents on the dollar, up to 6% of each employee’s salary. Additionally, our plan contains a profit sharing element whereby we may increase our contribution up to a maximum dollar-for-dollar match, depending on the Company’s performance against targets. We contributed the maximum dollar-for-dollar match in 2010 as performance targets were exceeded. G&A expenses include non-cash stock-based compensation expenses which were $2.8 million for 2010 and $3.4 million for 2009.

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

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2010 of $44.0 million decreased $0.4 million or 0.9% from 2009, primarily due to the sale of the seven Village Market grocery stores in May 2010 and other asset sales, partly offset by additions to fixed assets. Most of our new stores were either build-to-suit or sale leaseback transactions, therefore having a minimal impact on depreciation expense.

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

Income Tax. The income tax expense for fiscal year 2010 was $5.0 million, which consisted of $1.8 million of expense attributable to the Texas margin tax and $3.2 million of income tax expense related to federal and state income tax. The income tax expense for fiscal year 2009 was $1.8 million, which consisted of $1.2 million of expense attributable to the Texas margin tax and $0.6 million of income tax expense related to federal and state income tax. 2010 amounts include recognition of $1.5 million of excess benefits related to stock compensation transactions and $0.9 million adjustment related to goodwill written off.

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

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale leaseback transactions, and other debt or equity transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; (iii) fuel margins have historically trended lower in the first quarter; and (iv) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.

Cash flows from operations were $50.1 million, $97.3 million and $106.9 million for 2009, 2010 and 2011, respectively. The substantial increase in our cash provided from operating activities for 2011 was primarily attributable to the improvement in income from operations, as previously discussed. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax, interest and rent payments. We had $47.9 million and $120.6 million of cash and cash equivalents on hand at the end of 2010 and 2011, respectively, of which $1.2 million was restricted as of January 2, 2011 and none was restricted as of January 1, 2012.

Capital Expenditures. Capital expenditures, before any sale leasebacks and asset dispositions, were $75.1 million, $88.6 million and $138.5 million for 2009, 2010 and 2011, respectively. Our capital spending program is focused on expenditures for new store development, store improvements, revenue enhancing projects, store maintenance projects of a normal and recurring nature, and information systems. Other than store maintenance projects, capital expenditure plans are evaluated based on return on investment and estimated incremental cash flow. We have historically spent an average of approximately $35,000 to $45,000 per retail store per year in maintenance, technology and discretionary revenue enhancing capital expenditures plus an average of $10,000 to $15,000 per location per year for our wholesale sites. These costs do not include the one time costs of rebranding and integrating acquired sites into our network or other one-time expenditures. We estimate that we need to spend approximately half of this amount to maintain our existing stores and back office technology, and have more discretion over the remaining half, with the ability to defer this portion of planned capital expenditures should circumstances necessitate a need to conserve cash. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new stores, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Investments in dealer supply contracts and other intangible assets of $0.3 million, $0.3 million, and $12.0 million for 2009, 2010, and 2011, respectively, are reflected as intangible assets on our balance sheet.

We do not generally budget for acquisitions, as the size and timing of these opportunities are difficult to predict. However, the consummation of a material acquisition could cause us to modify our other spending plans. In fiscal 2012, we plan to invest approximately $130 to $150 million in 25 to 30 new retail stores, new dealer projects, maintenance and upgrades of our existing facilities.

We added 19 retail stores during 2011, which included 17 newly constructed stores and two acquired sites. During 2011, we closed four lower volume stores, bringing our retail store count to 541 as of January 1, 2012. During 2011, our wholesale division added 142 dealer sites, including 121 acquired contracts, and terminated supply at eight sites, bringing the dealer count to 565 as of January 1, 2012.

The 2007 acquisition of 168 stores from TCFS Holdings, Inc. provided that $20 million of deferred purchase price was to be paid half each on the first and second anniversary of the transactions, less any indemnified claims. As of January 1, 2012 all of the deferred purchase price had been distributed to the TCFS shareholders.

We completed sale leaseback transactions totaling $24.8 million, $32.3 million and $16.1 million for 2009, 2010 and 2011, respectively. We currently expect to finance our 2012 capital spending primarily with free cash flow and proceeds from our December 2011 equity offering. We may also utilize lease or mortgage financing for certain new stores. We currently expect we will be able to access any required financing for our new store program. Although we are currently able to access sale leaseback and other financing, we continually assess our capital spending needs and re-evaluate our requirements based on current and expected results. In the event of a decrease in operating results or an inability to access sale-leaseback or other sources of financing, we could temporarily reduce capital spending without significant short-term detrimental impact to our existing business. For example, we could defer a portion of our new store expansion program or other discretionary capital spending.

Cash Flows from Financing Activities. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, also issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Credit Agreement, including the Revolver, and the 2016 Notes, please see Note 9 in the accompanying Notes to Consolidated Financial Statements. We entered into a $10 million mortgage loan in February 2010, with a five-year term, 15-year amortization and variable interest based on prime rate. We entered into a $20 million mortgage loan in the second quarter 2011, with a five-year term, 15-year amortization and variable interest based on prime rate.

In December 2011, we entered into another credit facility with a regional bank, allowing for borrowing up to $20 million. No draws against this facility have been made yet. Future borrowings will be repaid under a 15-year amortization schedule with a five year term and a LIBOR-based variable interest rate.

During the second quarter of 2011, our board of directors authorized us to repurchase up to $15 million of our common stock. As of January 1, 2012, we had completed open-market purchases of 483,843 shares at weighted-average share price of $18.55, or a total value of $9.0 million.

During December 2011, we completed a public offering of 3,775,000 shares of our common stock, par value $0.01 per share at a public offer price of $21.75 per share. We plan to use the net proceeds of $77.5 million from this offering for growth capital for new store development and general corporate purposes which may include opportunistic debt reduction, from time to time, based on market conditions.

At January 1, 2012, our outstanding debt was $455.1 million, excluding $3.8 million unamortized issuance premium on our 2016 Notes. As of January 1, 2012, we had no outstanding borrowings under the Revolver and $18.7 million in standby letters of credit. Our borrowing base in effect at January 1, 2012, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at January 1, 2012 was $101.3 million.

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

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of January 1, 2012:

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Long term debt obligations (1)	$1,492	$1,569	$1,650	$8,671	$441,330	$427	$455,139
Interest (2)	38,259	38,184	37,685	37,076	13,765	264	165,233
Operating lease obligations (3)	46,407	45,933	44,762	43,589	42,866	411,799	635,356
Total	$86,158	$85,686	$84,097	$89,336	$497,961	$412,490	$1,255,728

(1)
Payments for 2012 through 2016 reflect required principal payments on our promissory and mortgage notes. No principal amounts are due on our senior notes until May 2016. Assumes current balance of senior notes remain outstanding until maturity. Excludes activity on our revolving credit facility, of which no borrowings were outstanding at January 1, 2012.

(2)
Includes interest on senior notes, mortgage debt and promissory notes. Excludes interest on revolving credit facility, but includes letter of credit fees and a commitment fee on the $120 million facility through May 2014, using rates in effect at January 1, 2012.

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

Letter of Credit Commitments. Our letter of credit commitments as of January 1, 2012 of $18.7 million are all scheduled to expire during 2012. At maturity, we expect to renew a significant number of our standby letters of credit.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amounts of our electricity requirements through a future date at a fixed price. As of January 1, 2012, we had outstanding commitments of approximately $7.9 million for a portion of our estimated electricity requirements through 2013. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions have not been material to our operations and 16 positions were outstanding at January 1, 2012 with a fair value of ($12,800) liability.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 21. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2009, 2010 and 2011.

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

Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Debt issuance costs are amortized using the straight-line method over the term of the debt. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company® trade name is being amortized on a straight-line basis over fifteen years. In October 2011, the Company completed the acquisition from CFT of 121 wholesale dealer fuel supply agreements, with a remaining average useful life of six years, and fuel supply rights to 26 commercial accounts, with a remaining average useful life of one year. Several intangible assets have been identified with indefinite lives including New Mexico liquor licenses and certain franchise rights. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

At January 1, 2012, we had $244.4 million of goodwill recorded in conjunction with past business combinations, consisting of $223.7 million of retail segment goodwill and $20.7 million of wholesale segment goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. In accordance with ASC 350 “Intangibles – Goodwill and Other”, we have assessed the reporting unit definitions and determined that our Retail and Wholesale operating segments are the appropriate reporting units for testing goodwill impairment.

The impairment analysis performed in the fourth quarter of fiscal year 2011 indicated no impairment in either the Retail or Wholesale operating segment.

The Financial Accounting Standards Board issued ASU 2011-08 “Intangibles-Goodwill and Other (Topic 350),” effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected to adopt this standard early and therefore the new standard was applied for the impairment test performed in the fourth quarter of fiscal year 2011.
ASU 2011-08 provides that qualitative factors are first assessed to determine whether it is necessary to perform the two-step goodwill impairment test. Under the new requirements, the Company used these qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company used the most recent calculation of the reporting unit's fair values as a starting point for the qualitative screen.
For the Retail business segment, the prior year margin between fair value and carrying value was an excess of fair value over carrying value of 23%, therefore a step one test was deemed unnecessary. In applying the qualitative screening factors, the Company determined that it is more likely than not that the fair value of the Retail reporting unit exceeds the carrying amount. Some of the factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business segment, and the performance of the share price of the Company. In addition, the key inputs used to determine fair value were considered, including industry multiples, the weighted average cost of capital, and the cash flow of the business segment. The analysis of the current year factors, together with the prior year analysis support the Company's conclusion that no impairment exists with respect to the Retail business unit.
Because the prior year margin between the fair value and carrying amount of the Wholesale operating segment was not significant, the Company determined that step one of the two-step goodwill impairment test should be applied in testing the Wholesale goodwill. The result of this analysis (in thousands) is as follows:

	Fair Value	Carrying Value	Excess	% Excess
Wholesale Segment	$196,832	$132,726	$64,106	48%

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

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions used in the 2011 analysis anticipate continued growth using slightly conservative rates compared to historical averages. Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.

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

Environmental Liabilities and Related Receivables. Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites related to the operation of underground storage tanks. We determine our liability on a site-by-site basis and record a liability when it is probable and can be reasonably estimated. Factors considered in the estimates of reserves are the expected cost and the estimated length of time to remediate each contaminated site. The estimated liability is not discounted. Certain environmental expenditures incurred for investigation and remediation of motor fuel sites are eligible for refund under the reimbursement programs administered by Texas Commission on Environmental Quality ("TCEQ"). A related receivable is recorded for estimated probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from our insurance, in which case we have recorded a liability for our net estimated exposure. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing rates, newly identified sites and changes in governmental policy. Changes in laws and regulations, the financial condition of the state trust funds and third-party insurers and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position.

Vendor Allowances, Rebates and Deferred Branding Incentives. We receive payments for vendor allowances, volume rebates, and other supply arrangements in connection with various programs used by vendors to promote their products. We often receive such allowances and rebates on the basis of quantitative contract terms that vary by product and vendor or directly on the basis of purchases made. As a result, we are required to make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned branding incentives are deferred and amortized as earned over the term of the respective agreement. In the case of volume related vendor rebates on merchandise, rebates earned based upon purchases are reflected in inventory and recognized in cost of sales when the merchandise is sold.

Stock-Based Compensation. The Company has granted non-qualified options and restricted stock/units for a fixed number of units to certain employees. Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” (ASC 718). We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award. We utilize historical forfeiture rates to estimate the expected forfeiture rates on our non-qualified options and restricted stock/units. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported equity compensation expense.

ASC 718 requires the use of a valuation model to calculate the fair value of stock option awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions, including volatility, expected term, and risk-free interest rates. The volatility is based on a blend of historical volatility of our common stock and the common stock of one of our peers over the most recent period commensurate with the estimated expected term of our stock options. We incorporate the volatility rates of one of our peers in our calculation due to the short period of time our stock has been publicly traded. As the trading history of our stock lengthens, we will incorporate more of our history and less of our peer’s history. The expected term of an award is based on the terms and conditions of the stock awards granted to employees. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. If different factors for volatility, expected term or dividend yield were utilized, it could significantly change the fair value assigned to stock-based awards at their grant date.

Income Taxes. Pursuant to ASC 740 “Income Taxes” (ASC 740), we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If the Company’s actual results differ from estimated results due to changes in tax laws, the Company’s effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

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

New Accounting Pronouncements

FASB ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC 820 - Improving Disclosures about Fair Value Measurements). This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009; however the requirement to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation was effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC

820 - Fair Value Measurement). This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board's intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. No impact is expected on our financial statements.

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income (ASC 220 - Comprehensive Income). This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). On October 21, 2011, the FASB announced it would examine deferring certain aspects of ASU 2011-05. The Company will adopt this accounting standard in the three months ended April 1, 2012. This standard affects presentation and disclosure, and therefore will not affect the Company's consolidated financial position, results of operations or cash flows.
FASB ASU No. 2011-08. In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC350-20 - Goodwill): Testing Goodwill for Impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company has early adopted ASU No. 2011-08 during the fourth quarter of Fiscal 2011 and used it to perform the annual goodwill impairment test. Our adoption will impact disclosure on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at January 1, 2012. As part of the debt refinancing which occurred on May 7, 2010 (See Note 9 in accompanying Consolidated Financial Statements), we repaid our term facility and therefore had no balance outstanding on that facility at the end of the year. We had $28.5 million outstanding in other notes payable that are subject to a variable interest rate. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at January 1, 2012 would be to change interest expense by approximately $0.3 million.

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

We also periodically purchase motor fuel in bulk and hold in inventory or transport it to West Texas via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had six positions with a fair value of ($14,300) outstanding at January 2, 2011, and 16 positions with a fair value of ($12,800) outstanding at January 1, 2012.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of January 1, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of January 1, 2012, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Susser Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 of Susser Holdings Corporation and our report dated March 16, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 16, 2012

Item 9B. Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers,” in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders.

Item 11.     Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders.

Item 13.     Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits – The following documents are filed as part of this Annual Report on Form 10-K for the year ended January 1, 2012.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules – No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation
By: /s/ Sam L. Susser
Sam L. Susser
President and Chief Executive Officer

Date:	March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam L. Susser	President, Chief Executive Officer and Director	March 16, 2012
Sam L. Susser	(Principal Executive Officer)

/s/ Mary E. Sullivan	Executive Vice President and Chief Financial Officer	March 16, 2012
Mary E. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ William F. Dawson, Jr.	Director	March 16, 2012
William F. Dawson, Jr.

/s/ David P. Engel	Director	March 16, 2012
David P. Engel

/s/ Bruce W. Krysiak	Director	March 16, 2012
Bruce W. Krysiak

/s/ Armand S. Shapiro	Director	March 16, 2012
Armand S. Shapiro

/s/ Ronald G. Steinhart	Director	March 16, 2012
Ronald G. Steinhart

/s/ Sam J. Susser	Director	March 16, 2012
Sam J. Susser

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation (the Company) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 1, 2012, January 2, 2011 and January 3, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at January 1, 2012 and January 2, 2011, and the consolidated results of its operations and its cash flows for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 16, 2012

SUSSER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 2, 2011	January 1, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$47,943	$120,564
Accounts receivable, net of allowance for doubtful accounts of $1,054 at January 2, 2011 and $647 at January 1, 2012	60,356	75,275
Inventories, net	84,140	98,723
Other current assets	17,517	19,620
Total current assets	209,956	314,182
Property and equipment, net	409,153	474,243
Other assets:
Goodwill	240,158	244,398
Intangible assets, net	41,365	48,268
Other noncurrent assets	13,707	14,879
Total assets	$914,339	$1,095,970
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$132,918	$143,088
Accrued expenses and other current liabilities	44,937	49,564
Current maturities of long-term debt	550	1,492
Total current liabilities	178,405	194,144
Revolving line of credit	—	—
Long-term debt	430,756	449,837
Deferred gain, long-term portion	32,727	30,888
Deferred tax liability, long-term portion	39,261	68,216
Other noncurrent liabilities	18,627	17,950
Total liabilities	699,776	761,035
Commitment and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock $.01 par value; 125,000,000 shares authorized; 17,402,934 issued and 17,361,406 outstanding as of January 2, 2011; 21,374,451 issued and 20,814,800 outstanding as of January 1, 2012	172	210
Additional paid-in capital	186,921	269,368
Treasury stock, common shares, at cost; 41,528 as of January 2, 2011; and 559,651 as of January 1, 2012	(45)	(9,629)
Retained earnings	26,742	74,199
Accumulated other comprehensive income (loss)	—	—
Total Susser Holdings Corporation shareholders’ equity	213,790	334,148
Noncontrolling interest	773	787
Total shareholders’ equity	214,563	334,935
Total liabilities and shareholders’ equity	$914,339	$1,095,970
See accompanying notes

SUSSER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(dollars in thousands, except per share amounts)
Revenues:
Merchandise sales	$784,424	$806,252	$881,911
Motor fuel sales	2,481,459	3,081,351	4,264,422
Other income	41,425	43,027	47,835
Total revenues	3,307,308	3,930,630	5,194,168
Cost of sales:
Merchandise	523,340	535,569	584,310
Motor fuel	2,356,231	2,919,722	4,050,859
Other	358	2,237	2,013
Total cost of sales	2,879,929	3,457,528	4,637,182
Gross profit	427,379	473,102	556,986
Operating expenses:
Personnel	149,879	149,894	160,446
General and administrative	34,372	36,699	43,273
Other operating	117,375	126,699	144,099
Rent	36,899	42,623	45,738
Loss on disposal of assets and impairment charge	2,402	3,193	1,220
Depreciation, amortization and accretion	44,382	43,998	47,320
Total operating expenses	385,309	403,106	442,096
Income from operations	42,070	69,996	114,890
Other income (expense):
Interest expense, net	(38,103)	(64,039)	(40,726)
Other miscellaneous	(55)	(174)	(346)
Total other expense, net	(38,158)	(64,213)	(41,072)
Income before income taxes	3,912	5,783	73,818
Income tax expense	(1,805)	(4,994)	(26,347)
Net income	2,107	789	47,471
Less: Net income attributable to noncontrolling interests	39	3	14
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457
Net income per share attributable to Susser Holdings Corporation:
Basic	$0.12	$0.05	$2.74
Diluted	$0.12	$0.05	$2.68
Weighted average shares outstanding:
Basic	16,936,777	17,018,032	17,289,337
Diluted	17,022,003	17,190,613	17,702,641

See accompanying notes

SUSSER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Susser Holdings Corporation Shareholders
		Common Stock		Accumulated Other Comprehensive Income (Loss)
	Noncontrolling Interest	Shares	Par Value		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income	Total
	(dollars and shares in thousands)
Balance at December 28, 2008	$731	17,038	$170	$—	$180,189	$—	$23,888		$204,978
Comprehensive income (loss):
Net income	39	—	—	—	—	—	2,068	$2,107
Net unrealized gains (losses) on cash flow hedge:
Unrealized gains, net of tax of $131	—	—	—	242	—		—	242
Reclassification adjustment realized in net income, net of tax expense of $323	—	—	—	(600)	—	—	—	(600)
Comprehensive income	—	—	—	—	—	—	—	1,749	1,749
Non-cash stock-based compensation	—	—	—	—	3,433	—	—		3,433
Issuance of common stock	—	103	—	—	258	—	—		258
Balance at January 3, 2010	770	17,141	170	(358)	183,880	—	25,956		210,418
Comprehensive income (loss):
Net income	3	—	—	—	—	—	786	789
Net unrealized gains (losses) on cash flow hedge:
Unrealized gains, net of tax of $650	—	—	—	1,266	—	—	—	1,266
Reclassification adjustment realized in net income, net of tax expense of $489	—	—	—	(908)	—	—	—	(908)
Comprehensive income	—	—	—	—	—	—	—	1,147	1,147
Non-cash stock-based compensation	—	—	—	—	2,825	—	—		2,825
Issuance of common stock, net of shares repurchased	—	220	2	—	216	(45)	—		173
Balance at January 2, 2011	773	17,361	172	—	186,921	(45)	26,742		214,563
Comprehensive income (loss):
Net income	14	—	—	—	—	—	47,457	47,471
Comprehensive income	—	—	—	—	—	—	—	$47,471	47,471
Non-cash stock-based compensation	—	—	—	—	3,588	—	—		3,588
Issuance of common stock	—	3,982	38	—	78,859	—	—		78,897
Repurchase of common stock	—	(528)	—	—	—	(9,584)	—		(9,584)
Balance at January 1, 2012	$787	20,815	$210	$—	$269,368	$(9,629)	$74,199		$334,935

See accompanying notes

SUSSER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$2,107	$789	$47,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	44,382	43,998	47,320
Amortization of deferred financing fees/debt premium/discount, net	2,478	2,966	3,335
Loss on disposal of assets and impairment charge	2,402	3,193	1,220
Non-cash stock-based compensation	3,433	2,825	3,588
Deferred income tax	1,124	11,032	23,654
Early extinguishment of debt	—	21,449	—
Excess tax benefits from stock-based compensation	—	—	(550)
Changes in operating assets and liabilities:
Receivables	(14,058)	4,865	(14,919)
Inventories	(15,910)	(5,352)	(14,583)
Other assets	(5,632)	(7,210)	(2,441)
Accounts payable	38,512	3,494	10,171
Accrued liabilities	(6,194)	14,975	5,780
Other noncurrent liabilities	(2,579)	315	(3,146)
Net cash provided by operating activities	50,065	97,339	106,900
Cash flows from investing activities:
Capital expenditures	(74,805)	(88,284)	(126,563)
Purchase of intangibles	(259)	(297)	(11,986)
Proceeds from disposal of property and equipment	1,722	7,191	248
Proceeds from sale leaseback transactions	24,843	32,285	16,120
Acquisition of TCFS Holdings, Inc.	(4,820)	(4,000)	(1,154)
Net cash used in investing activities	(53,319)	(53,105)	(123,335)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	431,241	20,495
Change in notes receivable	(22)	7	227
Payments on long-term debt	(9,233)	(408,252)	(1,157)
Revolving line of credit, net	22,170	(25,800)	—
Loan origination costs	(227)	(11,635)	(372)
Proceeds from issuance of equity, net of issuance costs	258	217	78,897
Purchase of shares for treasury	—	(45)	(9,584)
Excess tax benefits from stock-based compensation	—	—	550
Net cash provided by (used in) financing activities	12,946	(14,267)	89,056
Net increase in cash	9,692	29,967	72,621
Cash and cash equivalents at beginning of year	8,284	17,976	47,943
Cash and cash equivalents at end of period	$17,976	$47,943	$120,564
Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$35,132	$52,628	$38,129
Income taxes paid (refunded)	3,573	(506)	4,038
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

The Company also offers environmental, maintenance, and construction management services to the petroleum industry (including its own sites) through its subsidiary, Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at January 1, 2012, but do not conduct any operations (See Note 9). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 39 units, located primarily inside Stripes retail stores, which provide short-term loan services and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.

All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. In preparing the accompanying audited consolidated financial statements, the Company has reviewed as determined necessary by the Company’s management, events that have occurred after January 1, 2012, up until the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2011 refer to the 52-week period ended January 1, 2012. All references to 2010 refer to the 52-week period ended January 2, 2011. All references to 2009 refer to the 53-week period ended January 3, 2010. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods, and ends their fiscal year on December 31.

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

The Company capitalizes interest expense as part of the cost of construction of facilities and equipment and amortizes this amount over the life of the underlying asset.

Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which approximate twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period incurred except for sale leaseback transactions, in which gains are deferred over the term of the lease.

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

The Financial Accounting Standards Board issued ASU 2011-08 effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected to adopt this standard early and therefore the new standard was applied for the impairment test performed in the fourth quarter of fiscal year 2011.
ASU 2011-08 provides that qualitative factors are first assessed to determine whether it is necessary to perform the two-step goodwill impairment test. Under the new requirements, the Company used these qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
The Company's reporting units are the same as its reportable segments, retail and wholesale. In applying the new standard, the Company determined that, using the qualitative approach, the retail business unit more likely than not had a fair value which exceeded the carrying value. Some of the factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business segment, and the performance of the share price of the Company.

With regard to the wholesale business unit, the Company determined that step one of the two step approach should be applied given the narrower margin between fair value and carrying value in the prior year goodwill analysis. In applying the step one approach, the Company employed multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). This is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” The values ascertained using these methods were weighted to obtain a total fair value.  The computations require management to make significant estimates and assumptions.  Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. The results of the Company’s tests indicated no goodwill impairment as the estimated fair value of the wholesale business unit was greater than the carrying value.
If after assessing the totality of events or circumstances an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount then performing the two-step test is unnecessary.
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
During 2011, $4.2 million of goodwill was recorded related to deferred taxes in conjunction with the purchase of TCFS Holdings, Inc. in 2007. The Company evaluated the impact of this error on the initial purchase price allocation and concluded the error was not of a magnitude to require restatement of the initial purchase price allocation. The computational error had less the 2% impact on goodwill, total assets and noncurrent liabilities as of December 30, 2007.

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

Store Closings and Asset Impairment

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company closed two, three and four retail stores during 2009, 2010 and 2011, respectively. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed within the year incurred and were approximately $4.7 million, $5.5 million and $5.6 million for 2009, 2010 and 2011, respectively.

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

Asset Retirement Obligations

The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank in accordance with the provisions of ASC 410 “Asset Retirement and Environmental Obligations”. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We review our assumptions for computing the estimated liability for the removal of underground storage tanks on an annual basis. Any change in estimated cash flows are reflected as an adjustment to the liability and the associated asset.

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

Vendor Allowances, Rebates and Deferred Branding Incentives

We receive payments for vendor allowances, volume rebates, deferred branding incentives related to our fuel supply contracts and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. For the years ended 2009, 2010 and 2011 we recognized earned rebates of $30.7 million, $36.7 million and $37.2 million, respectively. Unearned branding incentives are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement. In the case of volume related vendor rebates on merchandise, rebates earned based upon purchases are reflected in inventory and recognized in cost of sales when the merchandise is sold.

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure (see Note 15).

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail fuel sales were approximately $291.9 million, $298.8 million and $320.4 million for 2009, 2010 and 2011, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on retail merchandise sales were approximately $50.6 million, $53.5 million and $58.5 million for 2009, 2010 and 2011, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations.

Derivative Instruments and Hedging Activities

All derivative financial instruments are reported on the balance sheet at fair value. Changes in the fair value are recognized either in earnings or as other comprehensive income in equity, depending on whether the derivative has been designated as a fair value or cash flow hedge and qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company does not engage in the trading of derivatives. All such financial instruments are used to manage risk.

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

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. These positions have also been designated as fair value hedges. Net proceeds received and the change in value of the derivatives are recorded as increases or decreases to fuel cost of sales. At January 1, 2012, the Company held 16 fuel futures contracts with a fair value of ($12,800). At January 2, 2011, the Company held six fuel futures contracts with a fair value of ($14,300).

The Company had firm purchase commitments of approximately $7.9 million as of January 1, 2012, for electricity which will be consumed in the Company’s facilities in the ordinary course of business during 2012 and 2013. The Company does not trade in electricity derivatives.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

Stock-Based Compensation

The Company has granted non-qualified options, restricted stock and restricted stock units for a fixed number of units to certain employees. Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718 "Compensation - Stock Compensation". We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award.

Reclassification

Certain line items have been separated, combined or reclassified for presentation purposes. Loan fees were reclassified from investing activities to financing activities and the amortization of deferred financing fees was reclassified from investing activities to operating activities in the Consolidated Statements of Cash Flows.
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

Valero and Chevron supplied approximately 40% and 20%, respectively, of the Company’s motor fuel purchases in fiscal 2011. The Company has contracts with Valero and Chevron that expire in July 2018 and August 2014, respectively.

No customers are individually material to our operations.

New Accounting Pronouncements

FASB ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (ASC 820 - Improving Disclosures about Fair Value Measurements)." This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments. The ASU was generally effective for interim and annual reporting periods beginning after December 15, 2009; however the requirement to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation is effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Our adoption of the applicable sections of this ASU did not have a material impact on our financial statements.

FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820 - Fair Value Measurement)." This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board's intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. No impact is expected on our financial statements.

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220 - Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU No. 2011-05. The Company will adopt this accounting standard in the three months ended April 1, 2012. This standard affects presentation and disclosure, and therefore will not affect the Company's consolidated financial position, results of operations or cash flows.

FASB ASU No. 2011-08. In September 2011, the FASB issued ASU NO. 2011-08, "Intangibles-Goodwill and Other (ASC350-20 - Goodwill): Testing Goodwill for Impairment." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company has early adopted ASU No. 2011-08 during the fourth quarter of Fiscal 2011 and used it to perform the annual goodwill impairment test. Our adoption will impact disclosure on our financial statements.

3. Accounts Receivable

Accounts receivable consisted of the following:

	January 2, 2011	January 1, 2012
	(in thousands)
Accounts receivable, trade	$19,381	$31,926
Credit card receivables	22,432	21,246
Receivable from state reimbursement funds	1,074	346
Vendor receivables for rebates, branding and others	7,752	9,417
ATM fund receivables	6,333	7,510
Notes receivable short-term	1,194	326
Other receivables	3,244	5,151
Allowance for uncollectible accounts, trade	(754)	(615)
Allowance for uncollectible accounts, environmental	(300)	(32)
Accounts receivable, net	$60,356	$75,275

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
January 3, 2010	$729	$464	$584	$609
January 2, 2011	609	404	259	754
January 1, 2012	754	189	328	615
Allowance for environmental cost reimbursements:
January 3, 2010	$341	$60	$107	$294
January 2, 2011	294	55	49	300
January 1, 2012	300	—	268	32

4. Inventories

Inventories consisted of the following:

	January 2, 2011	January 1, 2012
	(in thousands)
Merchandise	$48,521	$54,480
Fuel-retail	23,660	28,680
Fuel-wholesale consignment	4,347	5,014
Fuel-wholesale bulk	737	1,180
Lottery	2,028	2,044
Equipment and maintenance spare parts	5,977	8,016
Allowance for inventory shortage and obsolescence	(1,130)	(691)
Inventories, net	$84,140	$98,723

An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
January 3, 2010	$815	$242	$393	$664
January 2, 2011	664	640	174	1,130
January 1, 2012	1,130	(209)	230	691

5. Assets Not in Productive Use

Assets Held and Used

Long-lived assets to be held and used at January 2, 2011 and January 1, 2012, classified as other noncurrent assets were $8.3 million and $9.3 million, respectively. These consist largely of under-performing retail stores that have been closed and excess land. Of these assets, $0.5 million for 2010 and 2011 are in our wholesale division. These assets continue to be depreciated over their remaining useful life. Impairment charges recorded in 2010 were $1.5 million and for 2011 were not significant. Fair value is determined based on prices of similar assets. These assets are being offered for sale, however, our expectation is that it may take longer than one year to close such sales.

Assets Held for Sale

Assets held for sale are currently under contract for sale and are expected to be closed within one year. As of January 2, 2011, we had $0.3 million assets held for sale classified as other current assets in our retail division. The disposition of assets held for sale during 2011 resulted in a gain of $0.5 million reflected in gain/loss on disposal of assets and impairment charges in the Statements of Operations. We had no assets classified as held for sale as of January 1, 2012.

6. Property and Equipment

	January 2, 2011	January 1, 2012
	(in thousands)
Land	$128,071	$145,270
Buildings and leasehold improvements	235,588	279,931
Equipment	190,324	231,201
Construction in progress	10,889	13,634
Total property and equipment	564,872	670,036
Less: Accumulated depreciation	155,719	195,793
Property and equipment, net	$409,153	$474,243

Depreciation expense on property and equipment was $42.4 million, $41.7 million and $44.3 million for 2009, 2010 and 2011, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company records closed stores or any other excess properties for sale as assets held for sale in current assets, or as assets held and used in other noncurrent assets at the lower of carrying cost or estimated fair value, less cost to sell.

During 2009, the Company recorded a net loss of $2.4 million on disposal of assets. During 2010, the Company recorded a net loss of $1.7 million on disposal of assets. During 2011, the Company recorded a net loss of $1.7 million on disposal of assets. Gains and losses of property and equipment and assets not in productive use are recorded in gain/loss on disposal of assets and impairment charges in the Statements of Operations.

7. Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended January 2, 2011 and January 1, 2012:

	January 2, 2011	January 1, 2012
	(in thousands)
Balance at beginning of period	$242,295	$240,158
Adjustments	—	4,240
Dispositions	(2,137)	—
Balance at end of period	$240,158	$244,398
The change in carrying amount of goodwill by business segment for the years ended January 2, 2011 and January 1, 2012 is as follows:

	Retail Segment	Wholesale Segment	Total
Balance as of January 3, 2010	$221,634	$20,661	$242,295
Dispositions	(2,137)	—	(2,137)
Balance as of January 2, 2011	219,497	20,661	240,158
Adjustments	4,240	—	4,240
Balance as of January 1, 2012	$223,737	$20,661	$244,398

No goodwill was recorded during 2010 but $2.1 million was written off in connection with the sale of the Village Market stores. During the second quarter of 2011, the Company determined there was a computational error related to deferred income tax balances established in the initial Town & Country purchase price allocation. As a result, additions of $4.2 million were made related to deferred taxes. The Company evaluated the impact of this error on the initial purchase price allocation and concluded the error was not of a magnitude to require restatement of the initial purchase price allocation. The computational error had less than 2% impact on goodwill, total assets and noncurrent liabilities as of December 30, 2007. As a result, the adjustment was reflected in 2011. No impairment charges related to goodwill were recognized in 2009, 2010 or 2011. Certain items included in goodwill are deductible for income tax purposes, primarily costs incurred to defease the debt of TCFS Holdings, Inc. in connection with the 2007 acquisition.

Other Intangibles

In accordance with ASC 350 “Intangibles – Goodwill and Other”, the Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. The Town & Country Food Stores trade name has been fully amortized during 2011. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

In October 2011, we acquired 121 fuel supply contracts valued at $9.7 million and fuel supply rights to 26 commercial accounts valued at $0.7 million from CFT.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 2, 2011 and January 1, 2012:

	January 2, 2011			January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized:
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	389	—	389	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Amortized:
Supply agreements	18,534	4,305	14,229	29,654	6,432	23,222
Favorable lease arrangements, net	2,497	2,341	156	3,584	3,162	422
Loan origination costs	14,024	2,888	11,136	14,396	5,537	8,859
Trade names	5,756	2,384	3,372	5,756	3,209	2,547
Other	—	—	—	690	44	646
Intangible assets, net	$53,283	$11,918	$41,365	$66,652	$18,384	$48,268

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for 2009, 2010 and 2011 was $1.6 million, $2.1 million and $2.8 million, respectively. The loan fee amortization included in interest expense for 2009, 2010 and 2011 was $3.1 million, $2.8 million, and $3.3 million, respectively. The write-off of unamortized loan costs related to debt paid off of $8.4 million in 2010 is included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of January 1, 2012 (in thousands):

	Amortization	Interest
2012	$3,760	$2,592
2013	3,454	2,185
2014	3,137	1,859
2015	2,966	1,670
2016	2,505	554

8. Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	January 2, 2011	January 1, 2012
	(in thousands)
Property and sales tax	$10,087	$10,861
Payroll and employee benefits	15,536	18,879
Reserve for environmental remediation, short-term	1,858	442
Insurance reserves	6,560	7,601
Deferred branding incentives, short-term	801	787
Deferred gain, short-term portion	2,104	2,125
Deferred purchase price – TCFS acquisition	1,154	—
Interest payable	4,788	4,621
Deposits and other	2,049	4,248
Total	$44,937	$49,564

At January 2, 2011 and January 1, 2012, the Company had approximately $8.6 million and $7.7 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $7.8 million and $6.9 million, respectively, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

9. Long-Term Debt

Long-term debt consisted of the following:

	January 2, 2011	January 1, 2012
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
Other notes payable	10,802	30,139
Unamortized discount	(4,496)	(3,810)
Total debt	431,306	451,329
Less: Current maturities	550	1,492
Long-term debt, net of current maturities	$430,756	$449,837

At January 2, 2011 scheduled future debt maturities are as follows (in thousands):

2012	$1,492
2013	1,569
2014	1,650
2015	8,671
2016	441,330
Thereafter	427
Total	$455,139

The fair value of debt as of January 1, 2012, is estimated to be approximately $489.1 million, based on the reported trading activity of the 8.5% senior unsecured notes at that time, and the par value of the other notes. Other notes payable consists primarily of long-term, variable-rate mortgage notes, based on prime rate, with maturity dates ranging from 2015 to 2016 for which certain properties have been collateralized.

Senior Unsecured Notes

On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% senior unsecured notes due 2016 (the “2016 Notes”). The 2016 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2010. The 2016 Notes mature on May 15, 2016 and are guaranteed by the Company and each existing and future domestic subsidiary of the Company other than certain non-operating subsidiaries and Susser Company, Ltd. The net proceeds from the sale of the 2016 Notes, together with cash on hand and borrowings under the Amended and Restated Credit Agreement, were used to redeem and discharge all of the outstanding 10 5/8% senior unsecured notes due 2013 (the “2013 Notes”) including a call premium of $15.9 million, to repay the outstanding indebtedness under the term credit facility and to pay other related fees and expenses.

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

The 2016 Notes indenture contains customary covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to: incur additional debt; make restricted payments (including paying dividends on, redeeming or repurchasing their capital stock); dispose of its assets; grant liens on its assets, engage in transactions with affiliates; merge or consolidate or transfer substantially all of its assets; and enter into certain sale leaseback transactions. The indenture also includes certain customary events of default (subject to customary exceptions, baskets and qualifications) including, but not limited to: failure to pay principal, interest, premium or liquidated damages when due; failure to comply with certain covenants; default on certain other indebtedness; certain monetary judgment defaults; bankruptcy and insolvency defaults; and actual or asserted impairment of any note guarantee.

Credit Facilities

On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. The Credit Agreement changed certain terms of the existing credit facilities, among others: cancellation of the term loan facility and release of a majority of the real property securing the term loans (with the remainder to continue to secure the new Revolver); addition of a $40 million facility increase option; extension of maturity date from November 2012 until May 2014; reduction in fixed charge coverage ratio; increase in senior secured leverage ratio; and increase in margins and commitment fees, subject, in the case of the margins for loans and letters of credit, to adjustment based on leverage grids. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. and (iii) certain future non-operating subsidiaries) will be guarantors under the Credit Agreement.

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

The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period, but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of January 1, 2012.

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

As of January 1, 2012, we had no outstanding borrowings under the Revolver and $18.7 million in standby letters of credit. Our borrowing base in effect at January 1, 2012 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at January 1, 2012 was $101.3 million.

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

From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. During the second quarter of 2010, in connection with the repayment of the term loan facility, the Company canceled its outstanding $70 million interest rate swaps at a cost of $1.0 million. The swaps had been designated as cash flow hedges, and the Company recognized $1.4 million in additional interest expense (effective portion) during the first six months of 2010 and recognized a $1.3 million loss, net of tax, in other comprehensive income.

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 2, 2011, the Company held fuel futures contracts with a fair value of ($14,300) (six contracts representing 0.3 million gallons). At January 1, 2012, the Company held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons), which is classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during 2011 related to these contracts of $0.8 million. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory. The Company is not using hedge accounting with regards to these contracts.

10. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	Year Ended
	January 2, 2011	January 1, 2012
	(in thousands)
Deferred branding incentives and other, long-term	$7,812	$6,934
Accrued straight-line rent	6,284	6,795
Reserve for underground storage tank removal	3,981	4,071
Reserve for environmental remediation, long-term	550	150
Total	$18,627	$17,950

We record an asset retirement obligation for the estimated future cost to storage tanks. The liability has been discounted using credit-adjusted risk-free rates ranging from 9.0% to 11.0%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended January 2, 2011 and January 1, 2012:

	Year Ended
	January 2, 2011	January 1, 2012
	(in thousands)
Balance at beginning of period	$3,880	$3,981
Liabilities incurred	1	31
Liabilities settled	(172)	(157)
Accretion expense	272	216
Balance at end of period	$3,981	$4,071

11. Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of our employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2009, 2010 and 2011, net of forfeitures, were approximately $0.6 million, $2.2 million and $3.1 million, respectively. Included in these amounts during 2009, 2010 and 2011, the Company contributed a discretionary match of $0.1 million, $1.9 million and $2.6 million, respectively, based on performance.

We also have established a Nonqualified Deferred Compensation Plan (NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2009, 2010 and 2011 was less than $0.1 million, less than $0.1 million and $0.2 million, respectively. The unfunded accrued liability included in accrued liabilities as of January 2, 2011 and January 1, 2012, was $2.8 million and $3.5 million, respectively.

12. Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $2.0 million in 2012 through 2014, and $1.8 million in 2015 and 2016. The lease expiration dates range from 2012 to 2020, with additional option periods extending from 2014 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 13.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, and reimburse the aircraft management company for fuel and the actual out-of-pocket costs of pilots and their related expenses for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.3 million, $0.3 million and $0.3 million during 2009, 2010 and 2011, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% noncontrolling interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million in 2010 and 2011. The future minimum lease payments are $0.2 million each in 2012 and 2013, and $0.1 million in 2014. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership and their voting rights have been assigned to a subsidiary owned by the Company.

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

During 2010 and 2011, Stripes sold 12 and six retail stores, respectively, to unrelated parties and entered into leaseback agreements for each of the stores. The leases contain primary terms typically of 20 years with annual escalation. The leases are being accounted for as operating leases. We have no continuing involvement in the property with respect to these leases. Any gains on sale leaseback transactions are deferred and amortized to rent expense over the primary term of the lease and losses are recognized at the time of the sale.

The components of net rent expense are as follows:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(in thousands)
Cash rent:
Store base rent	$37,077	$42,165	$45,117
Equipment rent	664	1,651	2,078
Contingent rent	203	235	285
Total cash rent	37,944	44,051	47,480
Non-cash rent:
Straight-line rent	1,017	744	489
Amortization of deferred gain	(2,062)	(2,172)	(2,231)
Net rent expense	$36,899	$42,623	$45,738

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for 2009, 2010 and 2011 was $1.3 million, $2.6 million and $3.0 million, respectively, and is included in other income.

Rent expense by segment is as follows:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(in thousands)
Retail segment	$35,580	$39,785	$42,494
Wholesale segment	1,490	3,795	4,310
Intercompany eliminations and all other	(171)	(957)	(1,066)
Net rent expense	$36,899	$42,623	$45,738

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2012	$46,407
2013	45,933
2014	44,762
2015	43,589
2016	42,866
Thereafter	411,799
Total	$635,356

Letters of Credit

We were contingently liable for $18.7 million related to irrevocable letters of credit required by various insurers and suppliers at January 1, 2012.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third party liability claims. For 2011, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million self-insured retention. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $1.8 million and $0.7 million, of which $1.3 million and $0.5 million are classified as accrued expenses and other current liabilities as of January 2, 2011 and January 1, 2012, respectively, with the balance included in other noncurrent liabilities. As of January 1, 2012, approximately $0.4 million of the total environmental reserve is for the investigation and remediation of contamination at 16 sites that qualify for reimbursement under state funds. Reimbursement will depend upon the continued maintenance and solvency of the state fund through August 31, 2012 at which time all claims must be paid due to the expiration of the fund on August 31, 2011. We currently have seven sites that have been transferred to the state lead program. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. An additional eight sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserve and may or may not have responsibility for contamination. The remaining $0.3 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to six additional sites. We have additional reserves of $4.1 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. Accordingly, we have recorded a net receivable of $1.1 million and $0.2 million for the estimated probable state reimbursements, of which $0.5 million and $40,000 are included in current receivables as of January 2, 2011 and January 1, 2012, respectively. The remaining $0.6 million and $0.2 million are included in other assets as of January 2, 2011 and January 1, 2012, respectively. The Texas Petroleum Storage Tank Remediation fund, which was covering releases that occurred prior to December 23, 1998, expired on August 31, 2011. All eligible claims from this fund must be paid by August 31, 2012. Remaining open cases were transferred to the State

Lead Remediation Program, of which we have six sites. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of January 1, 2012, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of January 1, 2012. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $7.6 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of January 1, 2012, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $22.3 million. Of this amount, approximately $10.9 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $7.7 million recorded on the balance sheet as of January 1, 2012, of which $0.8 million is included in accrued expenses and other current liabilities and $6.9 million is included in other noncurrent liabilities. The Company amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

14. Interest Expense and Interest Income

The components of net interest expense are as follows:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(in thousands)
Cash interest expense	$34,440	$54,643	$38,312
Cash paid on interest rate swap	924	1,397	—
Capitalized interest	(266)	(366)	(688)
Amortization of loan costs and issuance premium (discount), net	3,095	8,476	3,335
Cash interest income	(90)	(111)	(233)
Interest expense, net	$38,103	$64,039	$40,726

Included in the amounts above for 2010, are the following non-recurring charges related to the May 2010 debt refinancing (See Note 9) in thousands:

	Cash	Non-Cash	Total
Call premium on redemption of 10 5/8% notes	$15,939	$ —	$15,939
Cancel interest rate swaps on term loan	1,025	—	1,025
Interest overlap on old and new notes from May 7 to May 27	1,771	—	1,771
Write off unamortized premium and loan costs on recorded debt	—	5,510	5,510
Total non-recurring charges	$18,735	$5,510	$24,245
15. Income Tax

Components of the Company’s income tax benefit and provision for fiscal years ended January 3, 2010, January 2, 2011, and January 1, 2012 are as follows:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(in thousands)
Current:
Federal	$(503)	$(7,437)	$86
State	1,181	1,880	2,607
Total current income tax expense (benefit)	678	(5,557)	2,693
Deferred:
Federal	1,976	10,507	23,526
State	(849)	44	128
Total deferred tax expense	1,127	10,551	23,654
Net income tax expense	$1,805	$4,994	$26,347
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fiscal years ended January 3, 2010, January 2, 2011, and January 1, 2012 are as follows:

	January 3, 2010		January 2, 2011		January 1, 2012
	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %
Tax at statutory federal rate	$1,356	35.0%	$2,023	35.0%	$25,831	35.0%
State and local tax, net of federal benefit	212	5.5	1,251	21.6	1,778	2.4
Tax on stock compensation adjustments	—	—	1,530	26.5	16	—
Tax on goodwill adjustment	—	—	947	16.4	—	—
Prior year liability true-up	—	—	(524)	(9.1)	—	—
Other	237	6.1	(233)	(4.0)	(1,278)	(1.7)
Tax expense per financial statement	$1,805	46.6%	$4,994	86.4%	$26,347	35.7%

Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). The net margin tax accrued for years ended January 2, 2011 and January 1, 2012 was $1.8 million and $2.6 million, respectively.

Components of deferred tax assets and liabilities are as follows:

	January 2, 2011	January 1, 2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,866	$2,357
Nonqualified deferred compensation	1,002	1,246
Accrued straight-line rent	2,214	2,391
Allowance for doubtful accounts	177	217
Environmental reserves	319	136
Deferred gain on sale leaseback transactions	12,272	11,618
Intangible assets	361	—
Deferred revenue	3,034	2,718
Stock-based compensation expense	3,021	3,316
Accrued bonuses	—	835
Net operating loss and credit carryovers	39	1,338
Other	475	253
Total deferred tax assets	24,780	26,425
Deferred tax liabilities:
Fixed assets	61,524	87,071
Prepaid assets	274	358
Intangible assets	—	3,909
Total deferred tax liabilities	61,798	91,338
Net deferred income tax assets (liabilities)	$(37,018)	$(64,913)
Current net deferred tax assets (liabilities)	$2,243	$3,303
Noncurrent net deferred tax assets (liabilities)	$(39,261)	$(68,216)

The Company has net operating losses of $3.9 million and $2.5 million as of January 2, 2011 and January 1, 2012, respectively. These operating losses expire as of 2030. The Company has determined that it is more likely than not that all deferred tax assets will be realized, and has therefore determined that no valuation allowance is needed as of January 2, 2011 or January 1, 2012.

During the third quarter of 2010, an analysis of our APIC pool was performed, and it was determined that no APIC pool existed. Restricted stock vesting transactions resulted in excess tax benefits of $0.6 million which were adjusted to tax expense during quarter ended October 3, 2010. In addition, during the second quarter 2010, certain outstanding stock options were voluntarily forfeited resulting in a tax charge of $0.9 million which was also adjusted to tax expense. The $0.9 million tax adjustment for goodwill relates to the sale of the Village Market stores in the second quarter of 2010.
Uncertain Tax Positions

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. Interest and penalties incurred by the company have not been material in 2009, 2010 or 2011. The Company files income tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, Louisiana and New Mexico. The Company is subject to examinations in all jurisdictions for all returns for the 2007 through 2011 tax years.

As of January 1, 2012, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

16. Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. In December 2011, the Company completed the public offering of 3,775,000 shares of its Common Stock at a price of $21.75 per share. The net proceeds from the offering were approximately $77.5 million, after deducting underwriting discounts, commissions and offering expenses. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 17,402,934 were issued and 17,361,406 were outstanding as of January 2, 2011, and 21,374,451 were issued and 20,814,800 were outstanding as of January 1, 2012, respectively. Included in these amounts are 297,919 and 225,810 shares as of January 2, 2011 and January 1, 2012, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 41,528 and 559,651 shares as of January 2, 2011 and January 1, 2012, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 793,494 shares of common stock are outstanding as of January 1, 2012, 318,948 of which are vested (See Note 17).

On June 2, 2011, the Company announced the approval of a stock repurchase program pursuant to which the Company could elect to repurchase up to $15 million of its outstanding common stock. Purchases can be made from time to time in the open market or in privately negotiated transactions. Timing of the purchases and the amount of stock purchased will be determined at the discretion of the Company’s management and could include purchases through one or more broker-assisted plans (including 10b5-1 and/or 10b-18 plans). The repurchase authorization expires December 31, 2012. Included in treasury shares at January 1, 2012 are 483,843 shares repurchased and settled by the Company during 2011 pursuant to the stock repurchase program at a total value of $9.0 million.

A total of 25,000,000 preferred shares have also been authorized, par value $0.01 per share, although none have been issued.

17. Share-Based Compensation

Stock Options

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. A total of 793,494 options were outstanding at January 1, 2012, of which 318,948 are exercisable. Vesting of most grants are over two to four years and expire 10 years after the original date of grant. The non–exercisable options outstanding at January 1, 2012 vest on various dates from March 2012 to September 2015.

Our policy for issuing shares upon share option exercise or share unit conversion is to first issue shares from treasury, when available, and then to issue new shares.

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

The following table summarizes certain information regarding stock option activity for the fiscal 2009, 2010 and 2011:

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balances at December 28, 2008	1,708,842	$17.17
Granted	91,158	12.12
Exercised	—	—
Forfeited or expired	(56,978)	19.19
Balances at January 3, 2010	1,743,022	16.84
Granted	390,750	11.03
Exercised	—	—
Forfeited or expired	(1,335,567)	17.96
Balances at January 2, 2011	798,205	12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balances at January 1, 2012	793,494	$12.30
Exercisable at January 1, 2012	318,948	$12.88
Vested and expected to vest at January 1, 2012	600,280	$12.47

At January 1, 2012, all outstanding options had an intrinsic value of $8.2 million and a weighted average remaining contractual life of 5.8 years. The vested options had a $3.1 million intrinsic value and a weighted average remaining contractual life of 5.0 years. A total of 48,082 shares had been exercised as of January 1, 2012 with total proceeds of $0.6 million received and an intrinsic value of $0.5 million.

Following our IPO, the fair value of each option grant has been estimated using the Black-Scholes-Merton option pricing model, with the following weighted assumptions and results:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
Weighted average grant fair value	$6.23	$4.65	$7.08
Exercise price	$12.12	$11.03	$15.20
Stock-value on date of grant	$12.12	$11.03	$15.20
Risk-free interest rate	2.8%	1.6%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	7.0	4.1	6.1
Expected volatility	46.3%	52.6%	45.7%

Volatility was estimated by using the blended historical volatility of our stock and an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the shortcut method, as allowed by ASC 718. The aggregate grant-date fair value of options granted during fiscal 2009, 2010 and 2011was approximately $0.6 million, $1.8 million and $0.5 million, respectively. We recorded $2.5 million, $1.5 million and $1.2 million in stock compensation expense during fiscal 2009, 2010 and 2011, respectively for the options outstanding under the 2006 Plan. We received a tax deduction of $0.5 million during fiscal 2011. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 45 months is a total of $1.0 million.

Restricted Stock and Restricted Stock Units

The Company has also granted shares of restricted stock. Vesting of most restricted stock grants are two to five years. The remaining shares vest ratably over a two, three or four year period. The total fair value of shares vested during fiscal 2011 was approximately $1.8 million. The following table summarizes certain information regarding the restricted stock grants:

	Restricted Stock
	Number of Units	Grant Date Average Fair Value Per Share
Nonvested at December 28, 2008	119,130	$17.05
Granted	85,800	12.22
Vested	(35,815)	14.83
Forfeited	(6,000)	22.23
Nonvested at January 3, 2010	163,115	14.80
Granted	219,318	9.64
Vested	(65,536)	13.86
Forfeited	(18,978)	10.60
Nonvested at January 2, 2011	297,919	11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	$12.02

Stock-based compensation expense of $1.0 million, $0.6 million and $1.4 million was recognized for restricted stock during 2009, 2010 and 2011, respectively. We received a tax deduction of $0.1 million, $0.4 million and $2.7 million in fiscal 2009, 2010 and 2011, respectively. The remaining compensation expense to be recognized over the next 45 months is a total of $0.8 million.

The Company also granted restricted stock units during 2010 and 2011 which were subject to performance criteria, in addition to time vesting requirements. The performance criteria for a portion of these restricted stock units have been deemed to have been met. The restricted stock units vest over a 37 month period. The following table summarizes certain information regarding the restricted stock unit grants:

	Restricted Stock Units
	Number of Units	Grant Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(10,000)	8.75
Nonvested at January 2, 2011	111,000	8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	$12.34
(1) Includes a total of 57,862 units canceled due to partial attainment of maximum performance criteria.

Stock-based compensation expense of $0.4 million and $1.0 million was recognized during 2010 and 2011, respectively, for restricted stock units. We received a tax deduction of $1.1 million during fiscal 2011. The remaining compensation expense to be recognized over the next 34 months is a total of $1.3 million.

18. Other Comprehensive Loss:

Accumulated other comprehensive loss is comprised of the following:

	January 2, 2011	January 1, 2012
	(in thousands)
Balance at the beginning of the period	$(358)	$—
Amount reclassified to income, net of tax of $489 as of January 2, 2011	(908)	—
Net change in fair value of interest rate swaps, net of tax of $650 as of January 2, 2011	1,266	—
Balance at end of the period	$—	$—

Other comprehensive income is comprised of the following:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012
	(in thousands)
Net income	$2,107	$789	$47,471
Net unrealized loss in fair value of cash flow hedges, net of tax benefit of $192 and $161 and $0	(358)	—	—
Total comprehensive income, net of tax expense	1,749	789	47,471
Less:
Comprehensive income attributable to noncontrolling interest	39	3	14
Comprehensive income attributable to Susser Holdings Corporation	$1,710	$786	$47,457

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

Segment Financial Data for the Year Ended January 3, 2010
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$784,424	$—	$—	$—	$784,424
Fuel	1,605,534	2,081,815	(1,205,890)	—	2,481,459
Other	29,256	20,345	(8,806)	630	41,425
Total revenue	2,419,214	2,102,160	(1,214,696)	630	3,307,308
Gross Profit:
Merchandise, net	261,084	—	—	—	261,084
Fuel	105,021	20,207	—	—	125,228
Other	29,256	11,706	(171)	276	41,067
Total gross profit	395,361	31,913	(171)	276	427,379
Selling, general and administrative expenses	317,344	12,342	(171)	9,010	338,525
Depreciation, amortization and accretion	38,772	5,086	—	524	44,382
Other operating expenses (1)	2,408	(6)	—	—	2,402
Operating income (loss)	$36,837	$14,491	$—	$(9,258)	$42,070
Gallons	719,649	1,201,927	(707,106)	—	1,214,470
Total assets (2)	$744,284	$106,734	$140	$21,860	$873,018
Goodwill	221,634	20,661	—	—	242,295
Gross capital expenditures (3)	65,396	9,668	—	—	75,064

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Reflects reclassification between segments.

(3)	Amounts have been adjusted to be consistent with other presentations of gross capital expenditures which include acquisitions and purchase of intangible assets.

Segment Financial Data for the Year Ended January 2, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$806,252	$—	$—	$—	$806,252
Fuel	1,987,072	2,672,932	(1,578,653)	—	3,081,351
Other	30,542	20,114	(10,229)	2,600	43,027
Total revenue	2,823,866	2,693,046	(1,588,882)	2,600	3,930,630
Gross Profit:
Merchandise, net	270,683	—	—	—	270,683
Fuel	135,611	26,018	—	—	161,629
Other	30,542	10,105	(985)	1,128	40,790
Total gross profit	436,836	36,123	(985)	1,128	473,102
Selling, general and administrative expenses	332,809	14,624	(985)	9,467	355,915
Depreciation, amortization and accretion	38,191	4,664	—	1,143	43,998
Other operating expenses (1)	3,071	140	—	(18)	3,193
Operating income (loss)	$62,765	$16,695	$—	$(9,464)	$69,996
Gallons	735,763	1,233,313	(739,104)	—	1,229,972
Total assets (2)	$775,855	$106,791	$—	$31,963	$914,609
Goodwill	219,497	20,661	—	—	240,158
Gross capital expenditures (3)	76,309	12,272	—	—	88,581

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Reflects reclassification between segments.

(3)	Amounts have been adjusted to be consistent with other presentations of gross capital expenditures which include acquisitions and purchase of intangible assets.

Segment Financial Data for the Year Ended January 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$881,911	$—	$—	$—	$881,911
Fuel	2,715,279	3,806,931	(2,257,788)	—	4,264,422
Other	33,684	24,817	(12,483)	1,817	47,835
Total revenue	3,630,874	3,831,748	(2,270,271)	1,817	5,194,168
Gross Profit:
Merchandise, net	297,601	—	—	—	297,601
Fuel	182,521	31,042	—	—	213,563
Other	33,684	11,981	(1,100)	1,257	45,822
Total gross profit	513,806	43,023	(1,100)	1,257	556,986
Selling, general and administrative expenses	365,257	18,081	(1,100)	11,318	393,556
Depreciation, amortization and accretion	39,973	6,197	—	1,150	47,320
Other operating expenses (1)	1,023	230	—	(33)	1,220
Operating income (loss)	$107,553	$18,515	$—	$(11,178)	$114,890
Gallons	785,582	1,312,410	(789,578)	—	1,308,414
Total assets	$925,678	$121,688	$—	$48,604	$1,095,970
Goodwill	223,737	20,661	—	—	244,398
Gross capital expenditures (2)	120,040	18,509	—	—	138,549

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Gross capital expenditures include acquisitions and purchase of intangible assets.

20. Earnings Per Share

Basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such potential shares, unvested stock and unvested stock units are excluded from the diluted EPS computation.

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Units not included in the denominator for basic EPS, but evaluated for inclusion in the denominator for diluted EPS, included options, unvested restricted stock and unvested restricted stock units granted under the 2006 Equity Incentive Plan (See Note 17).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Year Ended
	January 3, 2010	January 2, 2011 (1)	January 1, 2012
	(dollars in thousands, except per share amounts)
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,936,777	17,018,032	17,289,337
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	85,226	172,581	413,304
Denominator for diluted earnings per common share	17,022,003	17,190,613	17,702,641
Net income per share, attributable to Susser Holdings Corporation:
Per common share-basic	$0.12	$0.05	$2.74
Per common share-diluted	$0.12	$0.05	$2.68
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	1,713,512	983,608	82,000

(1)
Excluding the impact of non-recurring interest charges related to the May 2010 refinancing, which was $15.7 million net of tax, we would have reported net income of $16.5 million and diluted EPS of $0.96 for the year ended January 2, 2011.

21. Quarterly Results of Operations and Seasonality (Unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2009, 2010 and 2011. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2009				2010				2011
	1st QTR	2nd QTR	3rd QTR	4th QTR (b)	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
	(dollars and gallons in thousands; except per share amounts)
Merchandise sales	$181,919	$199,940	$201,190	$201,375	$191,038	$208,276	$207,018	$199,920	$203,017	$226,441	$233,464	$218,989
Motor fuel sales:
Retail	322,072	392,593	427,603	463,266	478,619	511,646	489,130	507,677	618,120	724,993	711,203	660,963
Wholesale	167,327	221,336	240,874	246,388	258,195	287,524	260,066	288,494	336,361	412,069	397,201	403,512
Other income	9,490	9,297	12,433	10,205	10,273	11,093	10,203	11,458	11,635	12,885	11,646	11,669
Total revenue	680,808	823,166	882,100	921,234	938,125	1,018,539	966,417	1,007,549	1,169,133	1,376,388	1,353,514	1,295,133
Merchandise gross profit	62,416	66,496	66,307	65,865	62,383	70,673	70,050	67,577	69,011	77,094	78,391	73,105
Motor fuel gross profit:
Retail	21,204	26,988	34,613	22,216	20,291	45,863	42,133	27,324	29,313	60,719	55,306	37,183
Wholesale	4,251	5,030	6,388	4,538	5,028	7,499	7,248	6,243	6,207	9,023	8,410	7,402
Other gross profit	9,390	9,302	12,453	9,922	9,919	9,867	9,946	11,058	11,188	12,094	11,308	11,232
Total gross profit	97,261	107,816	119,761	102,541	97,621	133,902	129,377	112,202	115,719	158,930	153,415	128,922
Income from operations	8,541	13,390	19,826	313	1,692	31,912	26,571	9,821	10,699	47,660	37,586	18,945
Net income (loss) attributable to Susser Holdings Corporation	$(931)	$2,165	$6,503	$(5,669)	$(4,985)	$(1,916)	$8,952	$(1,265)	$(23)	$23,665	$18,516	$5,299
Earnings (loss) per common share:
Basic	$(0.05)	$0.13	$0.38	$(0.33)	$(0.29)	$(0.11)	$0.53	$(0.07)	$0.00	$1.38	$1.09	$0.29
Diluted	$(0.05)	$0.13	$0.38	$(0.33)	$(0.29)	$(0.11)	$0.52	$(0.07)	$0.00	$1.36	$1.06	$0.29
Merchandise margin, net	34.3%	33.3%	33.0%	32.7%	32.7%	33.9%	33.8%	33.8%	34.0%	34.0%	33.6%	33.4%
Fuel gallons:
Retail	179,412	177,887	175,317	187,033	183,068	185,192	185,073	182,430	191,302	194,538	199,650	200,092
Wholesale	122,469	125,832	125,205	121,315	120,013	128,829	122,115	123,252	121,007	128,070	129,950	143,805
Motor fuel margin:
Retail (a)	11.8¢	15.2¢	19.7¢	11.9¢	11.1¢	24.8¢	22.8¢	15.0¢	15.3¢	31.2¢	27.7¢	18.6	¢
Wholesale	3.5¢	4.0¢	5.1¢	3.7¢	4.2¢	5.8¢	5.9¢	5.1¢	5.1¢	7.0¢	6.5¢	5.1	¢

(a)Before deducting credit card, fuel maintenance and other fuel related expenses.
(b)Includes 14 weeks of operation.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 24, 2006, by and among Susser Holdings Corporation, Susser Holdings Merger, LLC and Stripes Holdings LLC (1)
2.2	Agreement and Plan of Merger dated October 24, 2006, among Susser Holdings Corporation and Stripes Investment Corp. (1)
2.3
Agreement and Plan of Merger, dated as of September 20, 2007, among Susser Holdings Corporation, TCFS Acquisition Corporation, TCFS Holdings, Inc., David Lloyd Norris (individually and in his capacity as Shareholder Representative), Devin Lee Bates, James Randal Brooks and Wylie Alvin New (2)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation (3)
3.2	Amended and Restated Bylaws of Susser Holdings Corporation (3)
3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation (4)
4.1	Registration Rights Agreement, dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein (1)
4.2	Form of Stock Certificate (5)
4.3
Indenture, dated as of May 7, 2010, by and among Susser Holdings, L.LC., Susser Finance Corporation, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the issuance of the 8.50% Senior Notes due 2016 (6)

4.4	Form of 144A Notes (6)
4.5	Form of Regulation S Notes (6)
4.6	Form of Guarantee (6)
4.7
Registration Rights Agreement, dated as of May 7, 2010, by and among Susser Holdings, L.L.C., Susser Finance Corporation, Banc of America Securities LLC, BMO Capital Markets Corp., Wells Fargo Securities, LLC, RBC Capital Markets Corporation, Morgan Keegan & Company, Inc., BBVA Securities Inc., and Morgan Joseph & Co., Inc. (6)

10.1	Susser Holdings Corporation 2006 Equity Incentive Plan (5)
10.2	First amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (7)
10.3	Second amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (8)
10.4	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (5)
10.5	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement (9)
10.6	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (5)
10.7	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement (5)
10.8	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Stock Option Agreement (10)
10.9	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Restricted Stock Agreement (10)
10.10	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Unit Agreement (10)
10.11	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser (1)
10.12	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser (9)
10.13	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr. (1)
10.14	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr. (9)
10.15	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan (1)

10.16	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan (9)
10.17	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre (1)
10.18	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre (9)
10.19	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter (11)
10.20	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter (9)
10.21	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company dated September 1, 2008 (12)
10.22	Chevron Branded Jobber Petroleum Products Agreement dated March 15, 2005 between Chevron Texaco Products Company, a division of Chevron U.S.A., Inc. and Susser Petroleum Company, LP (5)
10.23
Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (13)

10.24
Distribution Service Agreement, effective as of January 1, 2011, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (8)

10.25
Corporate Account Agreement, effective as of January 12, 2011, by and between Stripes and Labatt Food Service LLC (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (8)

10.26	Real Estate Purchase and Sale Contract, effective October 26, 2007, by and among Stripes, LLC., Susser Petroleum Company, LLC and National Retail Properties, L.P. (13)
10.27
Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co. Inc., and Susser Petroleum Company L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (5)

10.28	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P. (5)
10.29	Form of Master Sale Leaseback Agreement (5)
10.30
Unbranded Supply Agreement, dated July 28, 2006, by and between Susser Petroleum Company, LP and Valero Marketing and Supply Company, L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (5)

10.31
Branded Distributor Marketing Agreement (Valero Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (5)

10.32
Branded Distributor Marketing Agreement (Shamrock Brand) dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (5)

10.33
Master Agreement, dated July 28, 2006, by and between Valero Marketing and Supply Company and Susser Petroleum Company, LP. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (5)

10.34	Letter Agreement, dated July 28, 2006, by and between CITGO Petroleum Corporation and Susser Petroleum Company, L.P. (5)
10.35
Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (14)

10.36
Amendment No. 1 dated May 6, 2008 to Credit Agreement dated November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (15)

10.37
Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto (6)

10.38	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) effective October 1, 2003 (13)
10.39	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008 (16)
10.40
Amendment No. 1, dated as of June 9, 2011, to Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto. (17)

10.41	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company effective September 1, 2011 (18)
21.1	List of Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002**
101	Interactive data files

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

(1)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(5)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 14, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 26, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 18, 2011, as amended.
(9)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 13, 2009.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 13, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008.
(12)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(13)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed December 15, 2009.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(16)	Incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Form DEF 14A filed April 15, 2008.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 12, 2011.
(18)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 28, 2011.