Form 10-Q
period 2012-04-01
Susser Holdings CORP
filed 2012-05-11
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: April 1, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	20,952,785 SHARES
(Class)	(Outstanding at May 7, 2012)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Holdings Corporation
Consolidated Balance Sheets

	January 1, 2012	April 1, 2012
		unaudited
	(in thousands except shares)
Assets
Current assets:
Cash and cash equivalents	$120,564	$128,305
Accounts receivable, net of allowance for doubtful accounts of $647 at January 1, 2012, and $407 at April 1, 2012	75,275	89,727
Inventories, net	98,723	105,149
Other current assets	19,620	14,720
Total current assets	314,182	337,901
Property and equipment, net	474,243	485,709
Other assets:
Goodwill	244,398	244,398
Intangible assets, net	48,268	46,789
Other noncurrent assets	14,879	15,952
Total assets	$1,095,970	$1,130,749
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$143,088	$178,825
Accrued expenses and other current liabilities	49,564	49,061
Current maturities of long-term debt	1,492	1,511
Total current liabilities	194,144	229,397
Revolving line of credit	—	—
Long-term debt	449,837	449,633
Deferred gain, long-term portion	30,888	30,330
Deferred tax liability, long-term portion	68,216	67,833
Other noncurrent liabilities	17,950	17,658
Total liabilities	761,035	794,851
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,374,451 issued and 20,814,800 outstanding as of January 1, 2012; 21,395,403 issued and 20,954,779 outstanding as of April 1, 2012	210	210
Additional paid-in capital	269,368	269,587
Treasury stock, common shares, at cost; 559,651 as of January 1, 2012; and 440,624 as of April 1, 2012	(9,629)	(8,358)
Retained earnings	74,199	73,670
Total Susser Holdings Corporation shareholders’ equity	334,148	335,109
Noncontrolling interest	787	789
Total shareholders’ equity	334,935	335,898
Total liabilities and shareholders’ equity	$1,095,970	$1,130,749

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	April 3, 2011	April 1, 2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$203,017	$226,070
Motor fuel sales	954,481	1,175,206
Other income	11,635	13,111
Total revenues	1,169,133	1,414,387
Cost of sales:
Merchandise	134,006	150,343
Motor fuel	918,961	1,140,403
Other	447	689
Total cost of sales	1,053,414	1,291,435
Gross profit	115,719	122,952
Operating expenses:
Personnel	38,409	41,912
General and administrative	9,666	10,934
Other operating	34,098	36,556
Rent	11,316	11,772
Loss (gain) on disposal of assets and impairment charge	629	(293)
Depreciation, amortization and accretion	10,902	12,563
Total operating expenses	105,020	113,444
Income from operations	10,699	9,508
Other income (expense):
Interest expense, net	(9,937)	(10,327)
Other miscellaneous	(34)	(42)
Total other expense, net	(9,971)	(10,369)
Income (loss) before income taxes	728	(861)
Income tax (expense) benefit	(750)	335
Net loss	(22)	(526)
Less: Net income attributable to noncontrolling interests	1	2
Net loss attributable to Susser Holdings Corporation	$(23)	$(528)
Net loss per share attributable to Susser Holdings Corporation:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)
Weighted average shares outstanding:
Basic	17,078,100	20,609,213
Diluted	17,078,100	20,609,213

See accompanying notes

Susser Holdings Corporation
Consolidated Statement of Cash Flows
Unaudited

	Three Months Ended
	April 3, 2011	April 1, 2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(22)	$(526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	10,902	12,563
Amortization of deferred financing fees/debt premium/discount, net	809	853
Loss (gain) on disposal of assets and impairment charge	629	(293)
Non-cash stock-based compensation	888	1,172
Deferred income tax	4,703	(215)
Excess tax benefits from stock-based compensation	(1)	(158)
Changes in operating assets and liabilities:
Receivables	(20,891)	(14,452)
Inventories	(12,128)	(6,426)
Other assets	(5,090)	3,889
Accounts payable	40,234	35,734
Accrued liabilities	1,872	(503)
Other noncurrent liabilities	(1,071)	(1,076)
Net cash provided by operating activities	20,834	30,562
Cash flows from investing activities:
Capital expenditures	(34,103)	(23,806)
Purchase of intangibles	(17)	(213)
Proceeds from disposal of property and equipment	40	1,318
Net cash used in investing activities	(34,080)	(22,701)
Cash flows from financing activities:
Change in notes receivable	(105)	(71)
Payments on long-term debt	(169)	(366)
Revolving line of credit, net	—	—
Loan origination costs	(47)	—
Proceeds from issuance of equity, net of issuance costs	57	263
Purchase of shares for treasury	(66)	(104)
Excess tax benefits from stock-based compensation	1	158
Net cash used in financing activities	(329)	(120)
Net increase (decrease) in cash	(13,575)	7,741
Cash and cash equivalents at beginning of year	47,943	120,564
Cash and cash equivalents at end of period	$34,368	$128,305
Supplemental disclosure of cash flow information:
Issuance of stock from treasury	$—	$(1,375)

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
The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at April 1, 2012, but do not conduct any operations (See Note 7). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.
All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2011 refer to the 52-week period ended January 1, 2012. All references to the first quarter of 2011 and 2012 refer to the 13-week periods ended April 3, 2011 and April 1, 2012, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods and ends its fiscal year on December 31.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at April 1, 2012 and for the three months ended April 3, 2011 and April 1, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.
Our results of operations for the three months ended April 3, 2011 and April 1, 2012 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.
Certain line items have been reclassified for presentation purposes. Loan fees were reclassified from investing activities to financing activities and the amortization of deferred financing fees were reclassified from investing activities in the Consolidated Statement of Cash Flows.
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after April 1, 2012, up until the issuance of these financial statements.

2.	New Accounting Pronouncements
FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820– Fair Value Measurement)." This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amended guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.
FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220– Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU NO. 2011-05. The Company adopted this accounting standard in the first quarter of Fiscal 2012. This standard affects presentation and disclosure, and therefore will not affect the Company's consolidated financial position, results of operations or cash flows.
FASB ASU No. 2011-08. In September 2011, the FASB issued ASU NO. 2011-08, "Intangibles-Goodwill and Other (ASC350 -20-Goodwill): Testing Goodwill for Impairment." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company adopted ASU No. 2011-08 during the fourth quarter of Fiscal 2011 and used it to perform the annual goodwill impairment test. This amendment affects testing steps only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows.

3.	Accounts Receivable

Accounts receivable consisted of the following:

	January 1, 2012	April 1, 2012
	(in thousands)
Accounts receivable, trade	$31,926	$46,358
Credit card receivables	21,246	25,756
Receivable from state reimbursement funds	346	47
Vendor receivables for rebates, branding and others	9,417	8,256
ATM fund receivables	7,510	8,786
Notes receivable, short-term	326	277
Other receivables	5,151	654
Allowance for uncollectible accounts, trade	(615)	(385)
Allowance for uncollectible accounts, environmental	(32)	(22)
Accounts receivable, net	$75,275	$89,727

4.	Inventories

Inventories consisted of the following:

	January 1, 2012	April 1, 2012
	(in thousands)
Merchandise	$54,480	$52,387
Fuel-retail	28,680	32,619
Fuel-wholesale consignment	5,014	5,699
Fuel-wholesale bulk	1,180	4,995
Lottery	2,044	2,045
Equipment and maintenance spare parts	8,016	8,040
Allowance for inventory shortage and obsolescence	(691)	(636)
Inventories, net	$98,723	$105,149

5.	Property and Equipment

Property and equipment consisted of the following:

	January 1, 2012	April 1, 2012
	(in thousands)
Land	$145,270	$150,646
Buildings and leasehold improvements	279,931	286,679
Equipment	231,201	236,753
Construction in progress	13,634	18,263
Total property and equipment	670,036	692,341
Less: Accumulated depreciation	195,793	206,632
Property and equipment, net	$474,243	$485,709

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 1, 2012 and April 1, 2012, we had $244.4 million of goodwill recorded in conjunction with past business combinations. The 2011 impairment analysis indicated no impairment in goodwill. As of April 1, 2012, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first quarter of 2012, and we believe the assumptions used in the analysis performed in 2011 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first three months of 2012.
The Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The indefinite-lived assets are evaluated annually for impairment. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over a weighted average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over a weighted average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 1, 2012 and April 1, 2012:

	January 1, 2012			April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Amortized
Supply agreements	29,654	6,432	23,222	29,683	7,181	22,502
Favorable leasehold arrangements, net	3,584	3,162	422	324	(124)	448
Loan origination costs	14,396	5,537	8,859	14,396	6,209	8,187
Trade names	5,756	3,209	2,547	5,756	3,279	2,477
Other	690	44	646	690	87	603
Intangible assets, net	$66,652	$18,384	$48,268	$63,421	$16,632	$46,789

7.	Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2012	April 1, 2012
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
Other notes payable	30,139	29,773
Unamortized discount	(3,810)	(3,629)
Total debt	451,329	451,144
Less: Current maturities	1,492	1,511
Long-term debt, net of current maturities	$449,837	$449,633
The fair value of debt as of April 1, 2012, is estimated to be approximately $495.1 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facility and other notes payable. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. Other notes payable consists primarily of long-term variable-rate mortgage notes with maturity dates ranging from 2015 to 2016.
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
Credit Facilities
On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a new four year revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million, with an option to increase the facility by $40 million, due May 2014. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. and (iii) certain future non-operating subsidiaries) are guarantors under the Credit Agreement.
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
The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of April 1, 2012.
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
As of April 1, 2012, we had no outstanding borrowings under the Revolver and $15.3 million in standby letters of credit. Our borrowing base in effect at April 1, 2012 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at April 1, 2012, was $104.7 million.
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
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 1, 2012 or April 1, 2012.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 1, 2012, the Company held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons). At April 1, 2012, the Company held fuel futures contracts with a fair value of ($140,700) (95 contracts representing 4.0 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the first three months of 2011 and 2012 related to these contracts of $0.9 million and $0.6 million, respectively. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended
	April 3, 2011	April 1, 2012
	(in thousands)
Cash rent:
Store base rent	$11,163	$11,554
Equipment rent	507	656
Contingent rent	67	70
Total cash rent	$11,737	$12,280
Non-cash rent:
Straight-line rent	127	50
Amortization of deferred gain	(548)	(558)
Net rent expense	$11,316	$11,772
Letters of Credit
We were contingently liable for $15.3 million related to irrevocable letters of credit required by various insurers and suppliers at April 1, 2012.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	April 3, 2011	April 1, 2012
	(in thousands)
Cash interest expense	$9,415	$9,662
Capitalized interest	(162)	(157)
Amortization of loan costs and issuance (premium)/discount, net	808	853
Cash interest income	(124)	(31)
Interest expense, net	$9,937	$10,327

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three months ended April 1, 2012 and April 3, 2011 is as follows:

	Three Months Ended
	April 1, 2012
	(in thousands)	Tax rate %
Tax at statutory federal rate	$(302)	35.0%
State and local tax, net of federal benefit	(24)	2.7%
Other	(9)	1.0%
Tax benefit per financial statement	$(335)	38.7%

	Three Months Ended
	April 3, 2011
	(in thousands)	Tax rate %
Tax at statutory federal rate	$255	35.0%
State and local tax, net of federal benefit	436	60.0%
Other	59	8.1%
Tax expense per financial statement	$750	103.1%
Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). Our interim provision for income taxes is based on our estimated annual effective tax rate for the year.
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
As of April 1, 2012, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. In December 2011, the Company completed the public offering of 3,775,000 shares of its common stock at a price of $21.75 per share. The net proceeds from the offering were approximately $77.5 million, after deducting underwriting discounts, commission and offering expenses. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,374,451 were issued and 20,814,800 were outstanding as of January 1, 2012, and 21,395,403 were issued and 20,954,779 were outstanding as of April 1, 2012. Included in these amounts are 225,810 and 316,092 shares as of January 1, 2012 and April 1, 2012, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 559,651 and 440,624 shares as of January 1, 2012 and April 1, 2012, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 801,528 shares of common stock are outstanding as of April 1, 2012, 310,578 of which are vested. Additionally, 443,408 restricted stock units are outstanding, of which 261,570 remain subject to performance criteria in addition to time-vesting (See Note 12).
On June 2, 2011, the Company announced the approval of a stock repurchase program pursuant to which the Company may elect to repurchase up to $15 million of its outstanding common stock. Purchases can be made from time to time on the open market or in privately negotiated transactions. Timing of the purchases and the amount of stock purchased will be determined at the discretion of the Company’s management and may include purchases through one or more broker-assisted plans (including 10b5-1 and/or 10b-18 plans). The repurchase authorization expires December 31, 2012. Included in treasury shares at April 1, 2012 are 483,843 shares repurchased and settled by the Company during 2011 pursuant to the stock repurchase program at a total value of $9.0 million.

A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.

12.	Share-Based Compensation

The Company has granted options, restricted stock and restricted stock units subject to vesting requirements under its 2006 Equity Incentive Plan. Vesting of most grants is over two to four years. The restricted stock units are subject to performance criteria in addition to time vesting requirements. Following is a summary of options, restricted stock and restricted stock units which have been granted under the Company’s plan:

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 2, 2011	798,205	12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balance at January 1, 2012	793,494	12.30
Granted	25,000	24.71
Exercised	(15,466)	10.43
Forfeited or expired	(1,500)	13.51
Balance at April 1, 2012	801,528	12.71
Exercisable at April 1, 2012	310,578	$12.94
Vested and expected to vest at April 1, 2012	609,202	$12.96

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 2, 2011	297,919	11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	12.02
Granted	124,428	24.71
Vested	(33,021)	15.70
Forfeited	(1,125)	8.75
Nonvested at April 1, 2012	316,092	$16.64

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 2, 2011	111,000	8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	—	—
Forfeited	(2,500)	12.56
Nonvested at April 1, 2012	443,408	$19.63
Remain subject to performance criteria	261,570	$24.71

(1) Includes a total of 57,862 units canceled due to partial attainment of maximum performance criteria.

During the first quarter of 2012, we granted 25,000 options to purchase stock at an exercise price equal to the closing price of the related common stock on the date the options were granted. These options had an aggregate fair value of $0.3 million, which will be amortized to expense over the option’s requisite service periods. During the first quarter of 2012, we granted 124,428 shares of restricted stock with an aggregate fair value of $3.1 million, which will be amortized to expense over the requisite service period. In addition, we granted 261,570 restricted stock units with an aggregate fair value of $6.5 million during the first quarter of 2012, which will be amortized to expense over the requisite service period. These restricted stock units are subject to performance criteria based on 2012 results, in addition to time vesting.
We recognized non-cash stock compensation expense of $0.9 million and $1.2 million during the three months ended April 3, 2011 and April 1, 2012, respectively, which is included in general and administrative expense.

13.	Segment Reporting

The Company operates its business in two primary operating segments, both of which are included as reportable segments. No operating segments have been aggregated in identifying the two reportable segments. The retail segment, Stripes, operates retail convenience stores in Texas, New Mexico and Oklahoma that sell merchandise, prepared food and motor fuel, and also offer a variety of services including car washes, lottery, ATM, money orders, prepaid phone cards and wireless services and movie rentals. The wholesale segment, SPC, purchases fuel from a number of refiners and supplies it to the Company’s retail stores, to independently-owned dealer stations under long-term supply agreements and to other end users of motor fuel. Sales of fuel from the wholesale to retail segment are delivered at cost, including tax and freight. This amount is reflected in intercompany eliminations of fuel revenue. There are no customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended April 3, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$203,017	$—	$—	$—	$203,017
Fuel	618,120	848,719	(512,358)	—	954,481
Other	8,540	5,712	(2,975)	358	11,635
Total revenue	829,677	854,431	(515,333)	358	1,169,133
Gross profit:
Merchandise	69,011	—	—	—	69,011
Fuel	29,313	6,207	—	—	35,520
Other	8,540	2,629	(275)	294	11,188
Total gross profit	106,864	8,836	(275)	294	115,719
Selling, general and administrative	86,491	4,206	(275)	3,067	93,489
Depreciation, amortization and accretion	9,302	1,296	—	304	10,902
Other operating expenses (income) (1)	582	100	—	(53)	629
Operating income (loss)	$10,489	$3,234	$—	$(3,024)	$10,699
Gallons	191,302	311,097	(190,090)	—	312,309
Gross capital expenditures (2)	$32,422	$1,698	$—	$—	$34,120

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Three Months Ended April 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$226,070	$—	$—	$—	$226,070
Fuel	736,405	1,069,244	(630,443)	—	1,175,206
Other	9,535	6,738	(3,604)	442	13,111
Total revenue	972,010	1,075,982	(634,047)	442	1,414,387
Gross profit:
Merchandise	75,727	—	—	—	75,727
Fuel	27,725	7,078	—	—	34,803
Other	9,535	2,800	(275)	362	12,422
Total gross profit	112,987	9,878	(275)	362	122,952
Selling, general and administrative	93,725	4,656	(275)	3,068	101,174
Depreciation, amortization and accretion	10,434	1,884	—	245	12,563
Other operating expenses (income) (1)	(404)	111	—	—	(293)
Operating income (loss)	$9,232	$3,227	$—	$(2,951)	$9,508
Gallons	208,137	351,367	(209,786)	—	349,718
Gross capital expenditures (2)	$22,832	$1,187	$—	$—	$24,019

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

14.	Earnings Per Share

Basic EPS which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such potential shares, unvested stock and unvested stock units are excluded from the diluted EPS computation.
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
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
	April 3, 2011	April 1, 2012
	(dollars in thousands, except per share data)
Net loss attributable to Susser Holdings Corporation	$(23)	$(528)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	17,078,100	20,609,213
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	—	—
Denominator for diluted earnings per common share	17,078,100	20,609,213
Net loss per share attributable to Susser Holdings Corporation:
Per common share – basic	$0.00	$(0.03)
Per common share – diluted	$0.00	$(0.03)
Options and non-vested restricted shares/units not included in diluted net income (loss) attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	450,166	538,596

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 1, 2012. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2011 and 2012 refer to the 13-week periods ended April 3, 2011 and April 1, 2012, respectively. EBITDA, Adjusted EBITDA, and Adjusted EBITDAR are non-GAAP financial measures of performance and liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities. Please see footnote (b) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and cash provided by (used in) operating activities for the periods presented.
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
For a full discussion of these and other risks and uncertainties, please refer to “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2012, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
We are the largest non-refining operator in Texas of convenience stores based on store count and we believe we are the largest non-refining motor fuel distributor by gallons in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. As of April 1, 2012, our retail segment operated 540 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.

For the three months ended April 1, 2012, we sold 349.7 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our retail convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.
We opened one new retail store during the first quarter and closed two, for a total of 540 retail stores operated at the end of the quarter. Three additional stores have been opened and one has closed to date in the second quarter. We have 11 retail stores currently under construction, and expect to open a total of 25 to 30 new retail stores during 2012. We added seven dealer sites and discontinued five during the first quarter, for a total of 567 dealer sites as of the end of the quarter in our wholesale segment, and expect to add 25 to 35 dealer sites during 2012.
Our total revenues, net loss attributable to Susser Holdings Corporation and Adjusted EBITDA were $1,414.4 million, ($0.5) million and $22.9 million, respectively, for first quarter 2012, compared to $1,169.1 million, ($23.0) thousand and $23.1 million, respectively, for first quarter 2011.  Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the winter months. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”
We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Crude oil cost during the first quarter of 2012 was 9% higher on average than in the first quarter of 2011, but was less volatile than the prior year. Based on West Texas Intermediate ("WTI") spot prices, the cost of crude oil during first quarter 2012 was approximately $103 per barrel at both the beginning and the end of the quarter, as well as the average for the quarter, although there were both increases and decreases in cost throughout the quarter. However, wholesale gasoline costs increased throughout the first quarter, with the quarter-end cost approximately 65 cents per gallon higher than at the beginning of the quarter. Our retail fuel margin for the first quarter of 2012 averaged 13.3 cents per gallon compared to 15.3 cents per gallon for the first quarter of 2011 and an average of 12.4 cents per gallon for the first quarter of the previous five years. After deducting credit card fees, our retail fuel margin for the first quarter of 2012 was 7.9 cents per gallon compared to 10.2 cents a year ago. Fuel gross profit represented 28.3% of our consolidated gross profit for the first three months of 2012 versus 30.7% in the first three months of 2011. For our retail division, fuel represented 24.5% of retail gross profit for the first three months of 2012.
The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation, partly buoyed by a relatively stable housing market, a healthy regional banking market and relatively strong population growth. Additionally, our business has remained generally more resilient than many other retail formats. We have reported positive comparable merchandise results in 19 of the last 20 quarters, and expect 2012 to produce our 24th consecutive annual increase in same-store merchandise sales, with first quarter growth of 6.7%. We also saw a 5.8% increase in average gallons sold per retail store for the first quarter, driven primarily by growth in diesel volume, which we believe is primarily attributable to increased freight driven by manufacturing, agriculture and oil and gas activity.
We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the first quarter. We have had no borrowings on our $120 million revolving credit facility since June 2010, and at the end of the first quarter had $104.7 million of unused availability, in addition to $128.3 million of cash on the balance sheet.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	April 3, 2011	April 1, 2012
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$203,017	$226,070
Motor fuel—retail	618,120	736,405
Motor fuel—wholesale	336,361	438,801
Other	11,635	13,111
Total revenue	$1,169,133	$1,414,387
Gross profit:
Merchandise	$69,011	$75,727
Motor fuel—retail	29,313	27,725
Motor fuel—wholesale	6,207	7,078
Other	11,188	12,422
Total gross profit	$115,719	$122,952
Adjusted EBITDA (2):
Retail	$20,373	$19,262
Wholesale	4,630	5,222
Other	(1,886)	(1,536)
Total Adjusted EBITDA	$23,117	$22,948
Retail merchandise margin	34.0%	33.5%
Merchandise same-store sales growth (1)	5.6%	6.7%
Average per retail store per week:
Merchandise sales	$29.7	$32.2
Motor fuel gallons	28.2	29.8
Motor fuel gallons sold:
Retail	191,302	208,137
Wholesale	121,007	141,581
Average retail price of motor fuel per gallon	$3.23	$3.54
Motor fuel gross profit cents per gallon:
Retail	15.3 ¢	13.3 ¢
Wholesale	5.1 ¢	5.0 ¢
Retail credit card cents per gallon	5.1 ¢	5.4 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

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

We believe EBITDA, Adjusted EBITDA and Adjusted EBITDAR are useful to investors in evaluating our operating performance because:

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDAR do not reflect cash requirements for such replacements; and

•	because not all companies use identical calculations, our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended
	April 3, 2011	April 1, 2012
	(in thousands)
Net loss attributable to Susser Holdings Corporation	$(23)	$(528)
Depreciation, amortization and accretion	10,902	12,563
Interest expense, net	9,937	10,327
Income tax expense (benefit)	750	(335)
EBITDA	21,566	22,027
Non-cash stock-based compensation	888	1,172
Loss (gain) on disposal of assets and impairment charge	629	(293)
Other miscellaneous expense	34	42
Adjusted EBITDA	23,117	22,948
Rent	11,316	11,772
Adjusted EBITDAR	$34,433	$34,720

The following table presents a reconciliation of net cash provided by operating activities to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended
	April 3, 2011	April 1, 2012
	(in thousands)
Net cash provided by operating activities	$20,834	$30,562
Changes in operating assets & liabilities	(2,926)	(17,166)
Amortization of deferred financing fees/debt premium/discount, net	(809)	(853)
Gain (loss) on disposal of assets and impairment charge	(629)	293
Non-cash stock-based compensation	(888)	(1,172)
Noncontrolling interest	(1)	(2)
Deferred income tax	(4,703)	215
Excess tax benefits from stock-based compensation	1	158
Interest expense, net	9,937	10,327
Income tax expense (benefit)	750	(335)
EBITDA	21,566	22,027
Non-cash stock-based compensation	888	1,172
Loss (gain) on disposal of assets and impairment charge	629	(293)
Other miscellaneous	34	42
Adjusted EBITDA	23,117	22,948
Rent	11,316	11,772
Adjusted EBITDAR	$34,433	$34,720
Refer to Note 13 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012
	(in thousands)
Operating income (loss)	$10,489	$9,232	$3,234	$3,227	$(3,024)	$(2,951)	$10,699	$9,508
Depreciation, amortization and accretion	9,302	10,434	1,296	1,884	304	245	10,902	12,563
Other miscellaneous		—	—		(34)	(42)	(34)	(42)
Noncontrolling interest	—	—	—		(1)	(2)	(1)	(2)
EBITDA	19,791	19,666	4,530	5,111	(2,755)	(2,750)	21,566	22,027
Non-cash stock-based compensation	—	—	—		888	1,172	888	1,172
Loss (gain) on disposal of assets and impairment charge	582	(404)	100	111	(53)	—	629	(293)
Other operating expenses	—	—	—		34	42	34	42
Adjusted EBITDA	20,373	19,262	4,630	5,222	(1,886)	(1,536)	23,117	22,948
Rent	10,488	10,980	1,090	1,060	(262)	(268)	11,316	11,772
Adjusted EBITDAR	$30,861	$30,242	$5,720	$6,282	$(2,148)	$(1,804)	$34,433	$34,720

First Quarter 2012 Compared to First Quarter 2011
The following discussion of results for first quarter 2012 compared to first quarter 2011 compares the 13-week period of operations ended April 1, 2012 to the 13-week period of operations ended April 3, 2011. During 2011, we constructed or acquired 19 stores, 18 of which opened after the first quarter of 2011 and therefore did not contribute to results in the first quarter of 2011. In addition, we have opened one store during the first quarter of 2012.
Total Revenue. Total revenue for first quarter 2012 was $1.4 billion, an increase of $245.3 million, or 21.0%, from 2011.

The increase in total revenue was driven by a 19.1% increase in retail fuel revenue, a 30.5% increase in wholesale fuel revenue and an increase in merchandise sales of 11.4%, as further discussed below.
Total Gross Profit. Total gross profit for first quarter 2012 was $123.0 million, an increase of $7.2 million, or 6.3% over 2011. The increase was primarily due to the increase in merchandise gross profit of $6.7 million, an increase in wholesale fuel gross profit of $0.9 million and $0.5 million of fuel transportation revenue to third parties, offset by a decrease in retail fuel gross profit of $1.6 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2011 and 2012 ($5.4 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $226.1 million for first quarter 2012, a $23.1 million, or 11.4% increase over 2011. Our performance was due to a 6.7% merchandise same-store sales increase, accounting for $13.6 million of the increase, with the balance due to new stores built or acquired in 2011 and 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were food service, beer, packaged drinks, snacks and candy. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other foods prepared in the store.
Merchandise gross profit was $75.7 million for the first quarter of 2012, a 9.7% increase over 2011, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales declined slightly to 33.5% this quarter compared to 34.0% in the first quarter 2011 primarily attributable to a reduction in cigarette margin of over 280 basis points resulting from changes in manufacturer pricing programs initiated in the second quarter of 2011, and other manufacturers cost increases. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first quarter 2012 were $736.4 million, an increase of $118.3 million, or 19.1% over 2011, primarily driven by a 9.5% increase in the average retail price of motor fuel and an 8.8% increase in retail gallons sold. We sold an average of approximately 30,000 gallons per retail store per week, 5.8% more than last year. Retail motor fuel gross profit decreased by $1.6 million or 5.4% over 2011 due to a decrease in the gross profit per gallon offset by the increase in gallons sold. The average retail fuel margin decreased from 15.3 cents per gallon to 13.3 cents per gallon for 2011 and 2012, respectively. This decrease in fuel margin decreased retail fuel gross profit by $4.2 million. After deducting credit card fees, the net margin decreased from 10.2 cents per gallon to 7.9 cents per gallon from first quarter 2011 to first quarter 2012.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first quarter of 2012 were $438.8 million, a 30.5% increase over 2011. The increase was primarily driven by a 11.5% increase in the wholesale selling price per gallon and a 17.0% increase in gallons sold. Wholesale motor fuel gross profit of $7.1 million increased $0.9 million or 14.0% from 2011, due to additional gallons sold. The increase was partly offset by a 2.5% decrease in the gross profit per gallon from 5.1 to 5.0 cents per gallon (responsible for a $0.2 million decrease).
Other Revenue and Gross Profit. Other revenue of $13.1 million for first quarter 2012 increased by $1.5 million or 12.7% from 2011, with an 11.0% increase in associated gross profit, primarily attributable to growth in fuel transportation to third parties, ATM fees and lottery income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first quarter of 2012, personnel expense increased $3.5 million or 9.1% over 2011. Of the increase in personnel expense, $2.3 million was attributable to the new stores acquired and constructed during 2011 and 2012. As a percentage of merchandise sales, personnel expense declined by 40 basis points to 18.5%.
General and Administrative Expenses. For first quarter 2012, general and administrative expenses increased by $1.3 million, or 13.1%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $1.2 million for the quarter, compared to $0.9 million for the first quarter of 2011, respectively. The remaining $1.0 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program.
Other Operating Expenses. Other operating expenses increased by $2.5 million or 7.2% over 2011.  Operating expenses related to credit card fees, utilities and maintenance for new stores accounted for $1.4 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	April 3, 2011	April 1, 2012	$ Change	% Change
Credit card expense	$9,684	$11,293	$1,610	16.6%
Utilities	6,514	5,546	(968)	(14.9)%
Maintenance	6,338	6,252	(86)	(1.4)%
Supplies	2,306	2,887	581	25.2%
Other operating expenses	9,256	10,578	1,321	14.3%
Total other operating expenses	$34,098	$36,556	$2,458	7.2%
Credit card expenses are directly tied to the cost of fuel. The Company has undertaken numerous initiatives to lower utility consumption but is also benefiting from lower prices for natural gas.
Rent Expense. Rent expense for first quarter 2012 of $11.8 million was $0.5 million or 4.0% higher than 2011 due primarily to rent expense on additional leased stores.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net gain on sale and disposal of $0.3 million in the first quarter 2012 primarily related to asset sales, net of retirements.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first quarter 2012 of $12.6 million was up $1.7 million, or 15.2%, from 2011 due to the additional assets in service.
Income from Operations. Income from operations for first quarter 2012 was $9.5 million, compared to $10.7 million for 2011. The decrease is primarily attributed to an increase in personnel and operating expenses and lower retail fuel gross profit of $1.6 million partly offset by higher wholesale fuel gross profit of $0.9 million and increased merchandise gross profit of $6.7 million, as described above.
Interest Expense, Net. Net interest expense for first quarter 2012 was $10.3 million, compared to $9.9 million for 2011. The increase is primarily attributable to $20.0 million additional mortgage debt as well as a $45,000 increase in non-cash interest expense, and a $93,000 reduction in interest income as further discussed in Note 9.
Income Tax. The income tax benefit accrued for first quarter 2012 was $0.3 million. In the first quarter of 2012, we began recording our interim provision for income taxes based on our estimated annual effective tax rate for the year. The income tax expense accrued for first quarter 2011 was $0.8 million, which consisted of $0.7 million of expense attributable to the Texas margin tax and $0.1 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net loss attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first quarter 2012 of $0.5 million, compared to net loss attributable to Susser Holdings Corporation of $23 thousand for 2011. The decrease is primarily due to the same factors impacting operating income, as described above.
Adjusted EBITDA. Adjusted EBITDA for first quarter 2012 was $22.9 million, a decrease of $0.2 million, or 0.7% compared to 2011. Retail segment Adjusted EBITDA of $19.3 million decreased by $1.1 million, or 5.5% compared to 2011, primarily due to lower fuel gross profit and increased personnel costs and credit card expense, offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $5.2 million increased by $0.6 million, or 12.8% from 2011, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.5 million for the quarter, compared to net expenses of $1.9 million for the same period in 2011.
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

Cash flows from operations were $30.6 million and $20.8 million for the first three months of 2012 and 2011, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $128.3 million of cash and cash equivalents on hand at April 1, 2012 compared to $34.4 million at April 3, 2011, and $120.6 million at January 1, 2012.
Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions were $24.0 million and $34.1 million during the first three months of 2012 and 2011, respectively. We opened one new large-format retail store and closed two smaller retail stores through April 1, 2012. We have opened three additional retail stores and closed one to date in the second quarter and currently have another 11 stores under construction. We expect to open 25 to 30 new retail stores in 2012.
Following is a summary of our recent operating site additions and closures by segment:

Three Months Ended April 1, 2012
Retail stores:
Number at beginning of period	541
New stores	1
Closed stores	(2)
Number at end of period	540
Wholesale dealer locations:
Number at beginning of period	565
New locations	7
Closed locations	(5)
Number at end of period	567
During fiscal 2012, we plan to invest approximately $130 to $150 million in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance the majority of this year's capital spending plan with cash flows from operations, proceeds from our 2011 equity offering and cash balances. We may also use lease financing, long-term mortgage debt or borrowings under the revolving credit facility. We currently expect we will be able to access any required financing for our new store program.
Cash Flows from Financing Activities. The Company has a revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Revolver, the 2016 Notes and other outstanding debt, please see Note 7 in the accompanying Notes to Consolidated Financial Statements. No additional financing was required during the first quarter of 2012.
At April 1, 2012, our outstanding debt was $454.8 million, excluding $3.6 million unamortized issuance discount. As of April 1, 2012, we had no outstanding borrowings under the revolving credit facility and $15.3 million in standby letters of credit. Our borrowing base in effect at April 1, 2012, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at April 1, 2012 was $104.7 million. Our cash on our balance sheet was $128.3 million and total debt was $451.1 million, leaving debt net of cash of $322.8 million as of April 1, 2012.
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

Contractual Obligations and Commitments
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	April 1, 2012
	Fee	Leased
Operating sites:
Retail	252	288
Wholesale	51	31
Total	303	319
Office locations	4	3
Properties currently under construction	9	2
Properties held for future development	30	—
Income producing properties	8	6
Surplus properties	40	—
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

	2010					2011								2012

	1st QTR	2nd QTR	3rd QTR		4th QTR	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR
Merchandise sales	$191,038	$208,276	$207,018		$199,920	$203,017		$226,441		$233,464		$218,989		$226,070
Motor fuel sales:
Retail	478,619	511,646	489,130		507,677	618,120		724,993		711,203		660,963		736,405
Wholesale	258,195	287,524	260,066		288,494	336,361		412,069		397,201		403,512		438,801
Other income	10,273	11,093	10,203		11,458	11,635		12,885		11,646		11,669		13,111
Total revenue	938,125	1,018,539	966,417		1,007,549	1,169,133		1,376,388		1,353,514		1,295,133		1,414,387
Merchandise gross profit	62,383	70,673	70,050		67,577	69,011		77,094		78,391		73,105		75,727
Motor fuel gross profit:
Retail	20,291	45,863	42,133		27,324	29,313		60,719		55,306		37,183		27,725
Wholesale	5,028	7,499	7,248		6,243	6,207		9,023		8,410		7,402		7,078
Other gross profit	9,919	9,867	9,946		11,058	11,188		12,094		11,308		11,232		12,422
Total gross profit	97,621	133,902	129,377		112,202	115,719		158,930		153,415		128,922		122,952
Income from operations	1,692	31,912	26,571		9,821	10,699		47,660		37,586		18,945		9,508
Net income (loss) attributable to Susser Holdings Corporation	$(4,985)	$(1,916)	$8,952		$(1,265)	$(23)		$23,665		$18,516		$5,299		$(528)
Earnings (loss) per common share:
Basic	$(0.29)	$(0.11)	$0.53		$(0.07)	$0.00		$1.38		$1.09		$0.29		$(0.03)
Diluted	$(0.29)	$(0.11)	$0.52		$(0.07)	$0.00		$1.36		$1.06		$0.29		$(0.03)
Merchandise margin, net	32.7%	33.9%	33.8%		33.8%	34.0%		34.0%		33.6%		33.4%		33.5%
Fuel gallons:
Retail	183,068	185,192	185,073		182,430	191,302		194,538		199,650		200,092		208,137
Wholesale	120,013	128,829	122,115		123,252	121,007		128,070		129,950		143,805		141,581
Motor fuel margin:
Retail (a)	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢	15.3	¢	31.2	¢	27.7	¢	18.6	¢	13.3 ¢
Wholesale	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢	5.1	¢	7.0	¢	6.5	¢	5.1	¢	5.0 ¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 1, 2012. As discussed in Note 2 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.
As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of April 1, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at April 1, 2012. We had $28.2 million outstanding in other notes payable that is subject to variable interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at April 1, 2012, would be to change interest expense by approximately $0.3 million.
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
We also periodically purchase motor fuel in bulk and hold in inventory or transport it to West Texas or Houston via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had 16 positions with a fair value of ($12,800) outstanding at January 1, 2012 and 95 positions with a fair value of ($140,700) outstanding at April 1, 2012.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2012, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSSER HOLDINGS CORPORATION
Date: May 11, 2012	By	/s/ Mary E. Sullivan
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