Form 10-Q
period 2012-07-01
Susser Holdings CORP
filed 2012-08-10
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: July 1, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	20,974,095 SHARES
(Class)	(Outstanding at August 6, 2012)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Susser Holdings Corporation
Consolidated Balance Sheets

	January 1, 2012	July 1, 2012
		unaudited
	(in thousands except shares)
Assets
Current assets:
Cash and cash equivalents	$120,564	$128,891
Accounts receivable, net of allowance for doubtful accounts of $647 at January 1, 2012, and $519 at July 1, 2012	75,275	94,257
Inventories, net	98,723	105,621
Other current assets	19,620	10,653
Total current assets	314,182	339,422
Property and equipment, net	474,243	516,519
Other assets:
Goodwill	244,398	244,398
Intangible assets, net	48,268	45,555
Other noncurrent assets	14,879	15,644
Total assets	$1,095,970	$1,161,538
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$143,088	$169,872
Accrued expenses and other current liabilities	49,564	49,391
Current maturities of long-term debt	1,492	1,530
Total current liabilities	194,144	220,793
Revolving line of credit	—	—
Long-term debt	449,837	449,428
Deferred gain, long-term portion	30,888	29,772
Deferred tax liability, long-term portion	68,216	76,505
Other noncurrent liabilities	17,950	17,379
Total liabilities	761,035	793,877
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,374,451 issued and 20,814,800 outstanding as of January 1, 2012; 21,405,553 issued and 20,956,237 outstanding as of July 1, 2012	210	210
Additional paid-in capital	269,368	271,725
Treasury stock, common shares, at cost; 559,651 as of January 1, 2012; and 449,316 as of July 1, 2012	(9,629)	(8,550)
Retained earnings	74,199	103,487
Total Susser Holdings Corporation shareholders’ equity	334,148	366,872
Noncontrolling interest	787	789
Total shareholders’ equity	334,935	367,661
Total liabilities and shareholders’ equity	$1,095,970	$1,161,538

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$226,441	$253,125	$429,458	$479,195
Motor fuel sales	1,137,062	1,240,858	2,091,543	2,416,064
Other income	12,885	12,524	24,520	25,635
Total revenues	1,376,388	1,506,507	2,545,521	2,920,894
Cost of sales:
Merchandise	149,347	166,765	283,353	317,108
Motor fuel	1,067,320	1,159,948	1,986,281	2,300,351
Other	791	—	1,238	689
Total cost of sales	1,217,458	1,326,713	2,270,872	2,618,148
Gross profit	158,930	179,794	274,649	302,746
Operating expenses:
Personnel	40,503	44,817	78,912	86,729
General and administrative	11,736	12,972	21,402	23,906
Other operating	35,493	39,524	69,591	76,080
Rent	11,373	11,317	22,689	23,089
Loss on disposal of assets and impairment charge	680	327	1,309	34
Depreciation, amortization and accretion	11,485	12,552	22,387	25,115
Total operating expenses	111,270	121,509	216,290	234,953
Income from operations	47,660	58,285	58,359	67,793
Other income (expense):
Interest expense, net	(10,122)	(10,100)	(20,059)	(20,427)
Other miscellaneous	(80)	(163)	(114)	(205)
Total other expense, net	(10,202)	(10,263)	(20,173)	(20,632)
Income before income taxes	37,458	48,022	38,186	47,161
Income tax expense	(13,792)	(18,205)	(14,542)	(17,870)
Net income	23,666	29,817	23,644	29,291
Less: Net income attributable to noncontrolling interests	1	—	2	2
Net income attributable to Susser Holdings Corporation	$23,665	$29,817	$23,642	$29,289
Net income per share attributable to Susser Holdings Corporation:
Basic	$1.38	$1.44	$1.38	$1.42
Diluted	$1.36	$1.40	$1.36	$1.38
Weighted average shares outstanding:
Basic	17,099,010	20,673,372	17,088,555	20,641,293
Diluted	17,450,778	21,231,193	17,422,771	21,180,051

See accompanying notes

Susser Holdings Corporation
Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended
	July 3, 2011	July 1, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$23,644	$29,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,387	25,115
Amortization of deferred financing fees/debt discount, net	1,633	1,702
Loss on disposal of assets and impairment charge	1,309	34
Non-cash stock-based compensation	1,972	2,875
Deferred income tax	9,187	8,635
Excess tax benefits from stock-based compensation	(59)	(392)
Changes in operating assets and liabilities:
Account Receivables	(23,485)	(18,982)
Inventories	(14,192)	(6,898)
Other assets	3,265	8,263
Accounts payable	41,567	26,782
Accrued liabilities	(2,865)	(172)
Other noncurrent liabilities	(1,637)	(1,986)
Net cash provided by operating activities	62,726	74,267
Cash flows from investing activities:
Capital expenditures	(67,306)	(66,542)
Purchase of intangibles	(984)	(521)
Proceeds from disposal of property and equipment	65	1,313
Proceeds from sale/leaseback transactions	6,169	—
Net cash used in investing activities	(62,056)	(65,750)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,000	—
Change in notes receivable	(18)	(15)
Payments on long-term debt	(444)	(737)
Revolving line of credit, net	—	—
Loan origination costs	(369)	—
Proceeds from issuance of equity, net of issuance costs	199	463
Purchase of shares for treasury	(1,603)	(293)
Excess tax benefits from stock-based compensation	59	392
Net cash used in (provided by) financing activities	17,824	(190)
Net increase in cash	18,494	8,327
Cash and cash equivalents at beginning of year	47,943	120,564
Cash and cash equivalents at end of period	$66,437	$128,891
Supplemental disclosure of cash flow information:
Issuance of stock from treasury	$—	$(1,375)
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
The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at July 1, 2012, but do not conduct any operations (See Note 7). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.
All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2011 refer to the 52-week period ended January 1, 2012. All references to the first half and second quarter of 2011 and 2012 refer to the 26-week and 13-week periods ended July 3, 2011 and July 1, 2012, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC uses calendar month accounting periods and ends its fiscal year on December 31.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at July 1, 2012 and for the three and six months ended July 3, 2011 and July 1, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three and six months ended July 3, 2011 and July 1, 2012 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.
Certain line items have been reclassified for presentation purposes. Loan fees were reclassified from investing activities to financing activities, the amortization of deferred financing fees was reclassified from investing activities to operating activities and investment in supply agreements was reclassified from capital expenditures to purchase of intangibles within investing activities in the Consolidated Statement of Cash Flows.
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after July 1, 2012, up until the issuance of these financial statements.

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
FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220– Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU No. 2011-05. The Company adopted this accounting standard in the first quarter of Fiscal 2012. This standard affects presentation and disclosure, and therefore will not affect the Company's consolidated financial position, results of operations or cash flows. The Company's net income and comprehensive income are the same.
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

3.	Accounts Receivable

Accounts receivable consisted of the following:

	January 1, 2012	July 1, 2012
	(in thousands)
Accounts receivable, trade	$31,926	$41,162
Credit card receivables	21,246	34,412
Vendor receivables for rebates, branding and others	9,417	9,201
ATM fund receivables	7,510	8,609
Receivable from state reimbursement funds	346	178
Notes receivable, short-term	326	269
Other receivables	5,151	945
Allowance for uncollectible accounts, trade	(615)	(495)
Allowance for uncollectible accounts, environmental	(32)	(24)
Accounts receivable, net	$75,275	$94,257

4.	Inventories

Inventories consisted of the following:

	January 1, 2012	July 1, 2012
	(in thousands)
Merchandise	$54,480	$55,635
Fuel-retail	28,680	30,166
Fuel-wholesale consignment	5,014	4,841
Fuel-wholesale bulk	1,180	5,113
Lottery	2,044	2,119
Equipment and maintenance spare parts	8,016	8,423
Allowance for inventory shortage and obsolescence	(691)	(676)
Inventories, net	$98,723	$105,621

5.	Property and Equipment

Property and equipment consisted of the following:

	January 1, 2012	July 1, 2012
	(in thousands)
Land	$145,270	$158,701
Buildings and leasehold improvements	279,931	298,533
Equipment	231,201	250,039
Construction in progress	13,634	26,129
Total property and equipment	670,036	733,402
Less: Accumulated depreciation	195,793	216,883
Property and equipment, net	$474,243	$516,519

6.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 1, 2012 and July 1, 2012, we had $244.4 million of goodwill recorded in conjunction with past business combinations. The 2011 impairment analysis indicated no impairment in goodwill. As of July 1, 2012, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the second quarter of 2012, and we believe the assumptions used in the analysis performed in 2011 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first six months of 2012.
The Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The indefinite-lived assets are evaluated annually for impairment. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over an average period of approximately nine years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately eleven years. The Laredo Taco Company trade name is being amortized over fifteen years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 1, 2012 and July 1, 2012:

	January 1, 2012			July 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Amortized
Supply agreements	29,654	6,432	23,222	29,944	7,975	21,969
Favorable leasehold arrangements, net	3,584	3,162	422	323	(150)	473
Loan origination costs	14,396	5,537	8,859	14,419	6,874	7,545
Trade names	5,756	3,209	2,547	5,756	3,350	2,406
Other	690	44	646	690	100	590
Intangible assets, net	$66,652	$18,384	$48,268	$63,704	$18,149	$45,555

7.	Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2012	July 1, 2012
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000
Revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
Other notes payable	30,139	29,402
Unamortized discount	(3,810)	(3,444)
Total debt	451,329	450,958
Less: Current maturities	1,492	1,530
Long-term debt, net of current maturities	$449,837	$449,428
The fair value of debt as of July 1, 2012, is estimated to be approximately $491.6 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facility and other notes payable. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. Other notes payable consists primarily of long-term variable-rate mortgage notes with maturity dates ranging from 2015 to 2016.
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
The interest rates under the Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of July 1, 2012.
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
The loans under the Revolver are secured by a first priority security interest in (a) 100% of the outstanding ownership interests in Susser Holdings, L.L.C. and of each of the Company’s existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of the Company, Susser Holdings, L.L.C. and each subsidiary guarantor; (c) real property included in the borrowing base, including equipment and fixtures located on such real property; (d) substantially all of the present and future personal property and assets of the Company, Susser Holdings, L.L.C. and each subsidiary guarantor, including, but not limited to: inventory, accounts receivable, license rights, patents, trademarks, trade names, copyrights, other intellectual property and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing.
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
As of July 1, 2012, we had no outstanding borrowings under the Revolver and $15.3 million in standby letters of credit. Our borrowing base in effect at July 1, 2012 allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at July 1, 2012, was $104.7 million.
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
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 1, 2012 or July 1, 2012.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 1, 2012, the Company held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons). At July 1, 2012, the Company held fuel futures contracts with a fair value of $100,900 (60 contracts representing 2.5 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a loss during the first six months of 2011 and 2012 related to these contracts of $1.0 million and less than $0.1 million, respectively. The loss realized on hedging contracts is substantially offset by increased profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(in thousands)
Cash rent:
Store base rent	$11,193	$11,580	$22,356	$23,135
Equipment rent	518	167	1,025	823
Contingent rent	75	80	142	150
Total cash rent	$11,786	$11,827	$23,523	$24,108
Non-cash rent:
Straight-line rent	136	48	263	97
Amortization of deferred gain	(549)	(558)	(1,097)	(1,116)
Net rent expense	$11,373	$11,317	$22,689	$23,089
Letters of Credit
We were contingently liable for $15.3 million related to irrevocable letters of credit required by various insurers and suppliers at July 1, 2012.

9.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(in thousands)
Cash interest expense	$9,585	$9,668	$19,000	$19,330
Capitalized interest	(253)	(387)	(415)	(544)
Amortization of loan costs and issuance discount, net	825	849	1,633	1,702
Cash interest income	(35)	(30)	(159)	(61)
Interest expense, net	$10,122	$10,100	$20,059	$20,427

10.	Income Tax

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the three and six months ended July 1, 2012 and July 3, 2011 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012		July 1, 2012
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$16,808	35.0%	$16,506	35.0%
State and local tax, net of federal benefit	1,105	2.3%	1,080	2.3%
Other	292	0.6%	284	0.6%
Tax benefit per financial statement	$18,205	37.9%	$17,870	37.9%

	Three Months Ended		Six Months Ended
	July 3, 2011		July 3, 2011
	(in thousands)	Tax rate %	(in thousands)	Tax rate %
Tax at statutory federal rate	$13,109	35.0%	$13,364	35.0%
State and local tax, net of federal benefit	600	1.6%	1,036	2.7%
Other	83	0.2%	142	0.4%
Tax expense per financial statement	$13,792	36.8%	$14,542	38.1%
Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“margin tax”). Our interim provision for income taxes is based on our estimated annual effective tax rate for the year.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation. The Company files income and gross margin tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2007 through 2011 tax years.
As of July 1, 2012, all tax positions taken by the Company are considered highly certain. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

11.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. In December 2011, the Company completed the public offering of 3,775,000 shares of its common stock at a price of $21.75 per share. The net proceeds from the offering were approximately $77.5 million, after deducting underwriting discounts, commission and offering expenses. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,374,451 were issued and 20,814,800 were outstanding as of January 1, 2012, and 21,405,553 were issued and 20,956,237 were outstanding as of July 1, 2012. Included in these amounts are 225,810 and 279,771 shares as of January 1, 2012 and July 1, 2012, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 559,651 and 449,316 shares as of January 1, 2012 and July 1, 2012, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 795,982 shares of common stock are outstanding as of July 1, 2012, 403,531 of which are vested. Additionally, 435,539 restricted stock units are outstanding, of which 255,570 remain subject to performance criteria in addition to time-vesting (See Note 12).
On June 2, 2011, the Company announced the approval of a stock repurchase program pursuant to which the Company may elect to repurchase up to $15.0 million of its outstanding common stock. Purchases can be made from time to time on the open market or in privately negotiated transactions. Timing of the purchases and the amount of stock purchased will be determined at the discretion of the Company’s management and may include purchases through one or more broker-assisted plans (including 10b5-1 and/or 10b-18 plans). The repurchase authorization expires December 31, 2012. The Company repurchased 483,843 shares during 2011 pursuant to the stock repurchase program at a total value of $9.0 million. No shares have been repurchased in 2012.
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.

On July 23, 2012, the Company closed an underwritten public secondary offering of 5,000,000 shares of common stock owned by certain subsidiaries of Wellspring Capital Management at a price of $36.00 per share. The underwriters were granted an option to purchase up to an additional 750,000 shares of common stock, which was exercised in full and closed on August 1, 2012. Wellspring's private equity investment of $91.9 million was made in December 2005, prior to the Company's IPO. Wellspring had not sold any shares of stock prior to this transaction. Susser did not receive any proceeds from the offering, and its total number of shares outstanding did not change as a result of the offering.

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 2, 2011	798,205	$12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balance at January 1, 2012	793,494	12.30
Granted	25,000	24.71
Exercised	(19,512)	10.59
Forfeited or expired	(3,000)	13.51
Balance at July 1, 2012	795,982	$12.71
Exercisable at July 1, 2012	403,531	$12.54
Vested and expected to vest at July 1, 2012	604,616	$12.97

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 2, 2011	297,919	$11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	12.02
Granted	124,428	24.71
Vested	(67,961)	11.94
Forfeited	(2,506)	12.77
Nonvested at July 1, 2012	279,771	$17.55

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 2, 2011	111,000	$8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	—	—
Forfeited	(10,369)	19.53
Nonvested at July 1, 2012	435,539	$19.60
Remain subject to performance criteria	255,570	$24.71

(1) Includes a total of 57,862 units canceled due to partial attainment of maximum performance criteria.

We recognized non-cash stock compensation expense of $1.1 million and $1.7 million during the three months ended July 3, 2011 and July 1, 2012, respectively, and $2.0 million and $2.9 million during the six months ended July 3, 2011 and July 1, 2012, respectively, which is included in general and administrative expense.

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

Segment Financial Data for the Three Months Ended July 3, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$226,441	$—	$—	$—	$226,441
Fuel	724,993	1,008,380	(596,311)	—	1,137,062
Other	8,888	6,204	(2,629)	422	12,885
Total revenue	960,322	1,014,584	(598,940)	422	1,376,388
Gross profit:
Merchandise	77,094	—	—	—	77,094
Fuel	60,719	9,023	—	—	69,742
Other	8,887	3,168	(275)	314	12,094
Total gross profit	146,700	12,191	(275)	314	158,930
Selling, general and administrative	91,695	4,790	(275)	2,895	99,105
Depreciation, amortization and accretion	9,855	1,294	—	336	11,485
Other operating expenses (income) (1)	628	52	—	—	680
Operating income (loss)	$44,522	$6,055	$—	$(2,917)	$47,660
Gallons	194,538	322,641	(194,571)	—	322,608
Gross capital expenditures (2)	$32,565	$1,617	$—	$—	$34,182

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Three Months Ended July 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$253,125	$—	$—	$—	$253,125
Fuel	774,115	1,083,470	(616,727)	—	1,240,858
Other	9,414	6,771	(4,005)	344	12,524
Total revenue	1,036,654	1,090,241	(620,732)	344	1,506,507
Gross profit:
Merchandise	86,360	—	—	—	86,360
Fuel	69,802	11,060	48	—	80,910
Other	9,414	3,122	(323)	311	12,524
Total gross profit	165,576	14,182	(275)	311	179,794
Selling, general and administrative	99,188	5,882	(275)	3,835	108,630
Depreciation, amortization and accretion	10,394	1,892	—	266	12,552
Other operating expenses (income) (1)	386	(59)	—	—	327
Operating income (loss)	$55,608	$6,467	$—	$(3,790)	$58,285
Gallons	215,261	369,027	(215,462)	—	368,826
Gross capital expenditures (2)	$37,818	$5,226	$—	$—	$43,044

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Six Months Ended July 3, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$429,458	$—	$—	$—	$429,458
Fuel	1,343,113	1,857,099	(1,108,669)	—	2,091,543
Other	17,428	11,916	(5,605)	781	24,520
Total revenue	1,789,999	1,869,015	(1,114,274)	781	2,545,521
Gross profit:
Merchandise	146,105	—	—	—	146,105
Fuel	90,032	15,230	—	—	105,262
Other	17,428	5,797	(550)	607	23,282
Total gross profit	253,565	21,027	(550)	607	274,649
Selling, general and administrative	178,187	8,996	(550)	5,961	192,594
Depreciation, amortization and accretion	19,157	2,590	—	640	22,387
Other operating expenses (income) (1)	1,210	152	—	(53)	1,309
Operating income (loss)	$55,011	$9,289	$—	$(5,941)	$58,359
Gallons	385,840	633,738	(384,661)	—	634,917
Gross capital expenditures (2)	$64,987	$3,298	$—	$—	$68,285

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Six Months Ended July 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$479,195	$—	$—	$—	$479,195
Fuel	1,510,520	2,152,714	(1,247,170)	—	2,416,064
Other	18,949	13,509	(7,609)	786	25,635
Total revenue	2,008,664	2,166,223	(1,254,779)	786	2,920,894
Gross profit:
Merchandise	162,087	—	—	—	162,087
Fuel	97,526	18,139	48	—	115,713
Other	18,949	5,921	(598)	674	24,946
Total gross profit	278,562	24,060	(550)	674	302,746
Selling, general and administrative	192,912	10,538	(550)	6,904	209,804
Depreciation, amortization and accretion	20,828	3,776	—	511	25,115
Other operating expenses (income) (1)	(18)	52	—	—	34
Operating income (loss)	$64,840	$9,694	$—	$(6,741)	$67,793
Gallons	423,398	720,395	(425,249)	—	718,544
Gross capital expenditures (2)	$60,650	$6,413	$—	$—	$67,063

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

14.	Earnings Per Share

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
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(dollars in thousands, except per share data)
Net income attributable to Susser Holdings Corporation	$23,665	$29,817	$23,642	$29,289
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	17,099,010	20,673,372	17,088,555	20,641,293
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	351,768	557,821	334,216	538,758
Denominator for diluted earnings per common share	17,450,778	21,231,193	17,422,771	21,180,051
Net income per share attributable to Susser Holdings Corporation:
Per common share – basic	$1.38	$1.44	$1.38	$1.42
Per common share – diluted	$1.36	$1.40	$1.36	$1.38
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	143,359	25,043	127,551	17,059

15.	Other Events

On June 22, 2012,  Susser Petroleum Partners LP, a wholly owned subsidiary of Susser Holdings Corporation, filed a registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of its common units representing limited partner interests. On July 27, 2012 , Susser Petroleum Partners LP filed an amendment to the initial Form S-1 on Form S-1/A. The number of common units to be offered and the price range for the offering have not yet been determined.  Susser Petroleum Partners LP will operate substantially all of Susser Holdings Corporation's legacy wholesale fuel distribution business.  At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 1, 2012. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter and first half of 2011 and 2012 refer to the 13-week and 26-week periods ended July 3, 2011 and July 1, 2012, respectively. EBITDA, Adjusted EBITDA, and Adjusted EBITDAR are non-GAAP financial measures of performance and liquidity, and Fuel-Neutral Adjusted EBITDAR is a non-GAAP measure of performance, each of which have limitations and should not be considered as a substitute for net income and/or cash provided by (used in) operating activities. Please see footnote (2) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR, and Fuel-Neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and/or cash provided by (used in) operating activities for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	Intense competition and fragmentation in the wholesale motor fuel distribution industry;

•	The operation of our retail stores in close proximity to stores of our dealers;

•	Seasonal trends in the industries in which we operate;

•	Severe or unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Inability to build or acquire and successfully integrate new stores;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and cigarettes and employment laws and health benefits;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Dependence on two principal suppliers for merchandise;

•	Dependence on two principal suppliers for motor fuel;

•	Dependence on suppliers for credit terms;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Risks relating to our substantial indebtedness and dependence on our subsidiaries for cash flow generation;

•	Dependence on our information technology systems;

•	Changes in accounting standards, policies or estimates;

•	Impairment of goodwill or indefinite lived assets;

•	Ability to complete the initial public offering of Susser Petroleum Partners LP; and

•	Other unforeseen factors.
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

Overview
Our operations include retail convenience stores and wholesale motor fuel distribution. We operate the largest independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. As of July 1, 2012, our retail segment operated 545 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.
For the three and six months ended July 1, 2012, we sold 368.8 million and 718.5 million gallons, respectively, of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.
We opened six new retail stores during the second quarter and closed one for a total of 545 retail stores operated at the end of the quarter. Four additional stores have been opened to date in the third quarter, for a total of 11 new retail stores added year-to-date. We have 13 retail stores currently under construction, and expect to open a total of 26 to 29 new retail stores during 2012. We added seven dealer sites and discontinued seven during the second quarter, for a total of 567 dealer sites as of the end of the quarter in our wholesale segment. We expect to add a total of 28 to 35 new dealer sites during 2012.
Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.5 billion, $29.8 million and $72.9 million, respectively, for second quarter 2012, compared to $1.4 billion, $23.7 million and $60.9 million, respectively, for second quarter 2011.  Our first half 2012 total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $2.9 billion, $29.3 million and $95.8 million, respectively, compared to $2.5 billion, $23.6 million and $84.0 million, respectively, for the first half of 2011. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”
We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. After increasing throughout the first quarter of 2012, both crude oil and wholesale gasoline costs declined during most of the second quarter. Crude oil costs fell by approximately $20 per barrel or 19.2% from the beginning to the end the second quarter of 2012, with a $93 average price that was 8.4% lower than in the second quarter of 2011, and 9.4% lower than in the first quarter of 2012, based on West Texas Intermediate ("WTI") spot prices. Wholesale gasoline costs decreased by approximately 88 cents or 25.5% from the beginning to the end of the second quarter. Our retail fuel margin for the second quarter and first half of 2012 averaged 32.4 cents and 23.0 cents per gallon, respectively, compared to 31.2 cents and 23.3 cents per gallon for the second quarter and first half of 2011, and an average of 21.6 cents per gallon for the second quarter of the previous five years. After deducting credit card fees, our retail fuel margin for the second quarter and first half of 2012 was 26.8 cents and 17.5 cents per gallon, respectively, compared to 25.3 cents and 17.8 cents a year ago. Fuel gross profit represented 38.2% of our consolidated gross profit for the first six months of 2012 versus 38.3% in the first six months of 2011. For our retail division, fuel represented 35.0% of retail gross profit for the first six months of 2012.
The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation. Additionally, our business has remained generally more resilient through economic cycles than many other retail formats. We have reported positive comparable merchandise results in 19 of the last 20 quarters, and expect 2012 to produce our 24th consecutive annual increase in same-store merchandise sales, with second quarter growth of 8.0%. We also saw an 8.0% increase in average gallons sold per retail store for the second quarter, driven partly by growth in diesel volume, which we believe is primarily attributable to increased manufacturing, oil and gas activity, increased construction and continued improvement in the number of people working in the markets in which we operate.
In June 2012 our wholly owned subsidiary, Susser Petroleum Partners LP (“Partnership” or "MLP"), filed a registration statement on Form S-1 relating to its proposed initial public offering of common units representing limited partner interests. In connection with the initial public offering, substantially all of our wholesale motor fuel distribution business will be contributed to the Partnership. Susser Holdings will own the general partner of the partnership as well as all of the partnership's incentive distribution rights and a majority of its units representing limited partner interests.
In July 2012, we completed an underwritten public secondary offering of 5.75 million shares at a price of $36.00 per share, including the underwriter's overallotment option, owned by certain subsidiaries of Wellspring Capital Management. We did not received any proceeds from the offering. Wellspring holds 854,882 shares following the transaction.
We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the second quarter. We have had no borrowings on our $120 million revolving credit facility since June 2010, and at the end of the second quarter had $104.7 million of unused availability, in addition to $128.9 million of cash on the balance sheet.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$226,441	$253,125	$429,458	$479,195
Motor fuel—retail	724,993	774,115	1,343,113	1,510,520
Motor fuel—wholesale	412,069	466,743	748,430	905,544
Other	12,885	12,524	24,520	25,635
Total revenue	$1,376,388	$1,506,507	$2,545,521	$2,920,894
Gross profit:
Merchandise	$77,094	$86,360	$146,105	$162,087
Motor fuel—retail	60,719	69,850	90,032	97,574
Motor fuel—wholesale	9,023	11,060	15,230	18,139
Other	12,094	12,524	23,282	24,946
Total gross profit	$158,930	$179,794	$274,649	$302,746
Adjusted EBITDA (2):
Retail	$55,005	$66,388	$75,378	$85,650
Wholesale	7,401	8,300	12,031	13,522
Other	(1,498)	(1,821)	(3,384)	(3,357)
Total Adjusted EBITDA	$60,908	$72,867	$84,025	$95,815
Retail merchandise margin	34.0%	34.1%	34.0%	33.8%
Merchandise same-store sales growth (1)	5.8%	8.0%	5.7%	7.4%
Average per retail store per week:
Merchandise sales	$33.0	$36.0	$31.4	$34.1
Motor fuel gallons	28.6	30.8	28.4	30.3
Motor fuel gallons sold:
Retail	194,538	215,261	385,840	423,398
Wholesale	128,070	153,565	249,077	295,146
Average retail price of motor fuel per gallon	$3.73	$3.60	$3.48	$3.57
Motor fuel gross profit cents per gallon:
Retail	31.2 ¢	32.4 ¢	23.3 ¢	23.0 ¢
Wholesale	7.0 ¢	7.2 ¢	6.1 ¢	6.1 ¢
Retail credit card cents per gallon	5.9 ¢	5.6 ¢	5.5 ¢	5.5 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

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
The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(in thousands)
Net income attributable to Susser Holdings Corporation	$23,665	$29,817	$23,642	$29,289
Depreciation, amortization and accretion	11,485	12,552	22,387	25,115
Interest expense, net	10,122	10,100	20,059	20,427
Income tax expense	13,792	18,205	14,542	17,870
EBITDA	59,064	70,674	80,630	92,701
Non-cash stock-based compensation	1,084	1,703	1,972	2,875
Loss on disposal of assets and impairment charge	680	327	1,309	34
Other miscellaneous expense	80	163	114	205
Adjusted EBITDA	60,908	72,867	84,025	95,815
Rent	11,373	11,317	22,689	23,089
Adjusted EBITDAR	$72,281	$84,184	$106,714	$118,904

	Fiscal Year Ended					Twelve Months Ended July 1, 2012 (1)
	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Net income attributable to Susser Holdings Corporation	$16,252	$16,477	$2,068	$786	$47,457	$53,609
Depreciation, amortization and accretion	29,469	40,842	44,382	43,998	47,320	48,387
Interest expense, net	16,152	39,256	38,103	64,039	40,726	40,704
Income tax expense (benefit)	(5,753)	10,396	1,805	4,994	26,347	30,760
EBITDA	56,120	106,971	86,358	113,817	161,850	173,460
Non-cash stock-based compensation	2,429	3,946	3,433	2,825	3,588	4,207
Loss on disposal of assets and impairment charge	190	9	2,402	3,193	1,220	867
Other miscellaneous expense	(435)	(278)	55	174	346	429
Adjusted EBITDA	58,304	110,648	92,248	120,009	167,004	178,963
Rent	25,822	34,620	36,899	42,623	45,738	45,682
Adjusted EBITDAR	$84,126	$145,268	$129,147	$162,632	$212,742	$224,645

(1)
Each of the line items for the twelve month period ended July 1, 2012 reflects the corresponding items for the fiscal year ended January 1, 2012, plus the items for the six months ended July 1, 2012, less the items for the six months ended July 3, 2011.

The following table presents a reconciliation of net cash provided by operating activities to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Six Months Ended
	July 3, 2011	July1, 2012
	(in thousands)
Net cash provided by operating activities	$62,726	$74,267
Changes in operating assets & liabilities	(2,653)	(7,007)
Amortization of deferred financing fees/debt discount, net	(1,633)	(1,702)
Loss on disposal of assets and impairment charge	(1,309)	(34)
Non-cash stock-based compensation	(1,972)	(2,875)
Noncontrolling interest	(2)	(2)
Deferred income tax	(9,187)	(8,635)
Excess tax benefits from stock-based compensation	59	392
Interest expense, net	20,059	20,427
Income tax expense	14,542	17,870
EBITDA	80,630	92,701
Non-cash stock-based compensation	1,972	2,875
Loss on disposal of assets and impairment charge	1,309	34
Other miscellaneous	114	205
Adjusted EBITDA	84,025	95,815
Rent	22,689	23,089
Adjusted EBITDAR	$106,714	$118,904
Refer to Note 13 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(in thousands)
Operating income (loss)	$44,522	$55,608	$6,055	$6,467	$(2,917)	$(3,790)	$47,660	$58,285
Depreciation, amortization and accretion	9,855	10,394	1,294	1,892	336	266	11,485	12,552
Other miscellaneous	—	—	—	—	(80)	(163)	(80)	(163)
Noncontrolling interest	—	—	—		(1)	—	(1)	—
EBITDA	54,377	66,002	7,349	8,359	(2,662)	(3,687)	59,064	70,674
Non-cash stock-based compensation	—	—	—	—	1,084	1,703	1,084	1,703
Loss (gain) on disposal of assets and impairment charge	628	386	52	(59)	—	—	680	327
Other operating expenses	—	—	—	—	80	163	80	163
Adjusted EBITDA	55,005	66,388	7,401	8,300	(1,498)	(1,821)	60,908	72,867
Rent	10,559	10,482	1,082	1,104	(268)	(269)	11,373	11,317
Adjusted EBITDAR	$65,564	$76,870	$8,483	$9,404	$(1,766)	$(2,090)	$72,281	$84,184

	Retail Segment		Wholesale Segment		All Other		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
	(in thousands)
Operating income (loss)	$55,011	$64,840	$9,289	$9,694	$(5,941)	$(6,741)	$58,359	$67,793
Depreciation, amortization and accretion	19,157	20,828	2,590	3,776	640	511	22,387	25,115
Other miscellaneous	—	—	—	—	(114)	(205)	(114)	(205)
Noncontrolling interest	—	—	—	—	(2)	(2)	(2)	(2)
EBITDA	74,168	85,668	11,879	13,470	(5,417)	(6,437)	80,630	92,701
Non-cash stock-based compensation	—	—	—	—	1,972	2,875	1,972	2,875
Loss (gain) on disposal of assets and impairment charge	1,210	(18)	152	52	(53)	—	1,309	34
Other operating expenses	—	—	—	—	114	205	114	205
Adjusted EBITDA	75,378	85,650	12,031	13,522	(3,384)	(3,357)	84,025	95,815
Rent	21,047	21,462	2,172	2,164	(530)	(537)	22,689	23,089
Adjusted EBITDAR	$96,425	$107,112	$14,203	$15,686	$(3,914)	$(3,894)	$106,714	$118,904

Another key metric we use to measure our performance is “Fuel-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fluctuating fuel margins, which we believe we have limited ability to influence. Growth in Fuel-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is the sole performance criteria for this year's grant of restricted stock units. As shown in the table below, our Fuel-Neutral Adjusted EBITDAR has grown in each of the last five annual periods, and grew by 11% for the twelve months ended July 1, 2012 compared to fiscal 2011.

	December 30, 2007		December 28, 2008	January 3, 2010		January 2, 2011	January 1, 2012	Twelve months ended July 1, 2012
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$84,126		$145,268	$129,147		$162,632	$212,742	$224,932
Adjustments:
CPG neutral adjustment - retail (2)	7,281		519	18,851		(3,239)	(32,107)	(25,856)
CPG neutral adjustment - wholesale (3)	(431)		(4,555)	6,623		2,387	(2,694)	(3,105)
Bonus & 401(k) match adjustment (4)	2,836		3,787	1,077		8,558	9,927	13,037
Fuel-Neutral Adjusted EBITDAR	$93,812		$145,019	$155,698		$170,338	$187,868	$209,008
Percent change from prior year			54%	7%		9%	10%	11%

CPG adjustment - retail fuel (2)	1.6	¢	0.1 ¢	2.6	¢	(0.4)¢	(4.1)¢	(3.1)¢
CPG adjustment - wholesale fuel (3)	(0.1	)¢	(0.9)¢	1.3	¢	0.5 ¢	(0.5)¢	(0.6)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation and cash provided by (used in) operating activities in the preceding tables.

(2)
The retail segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2007 - 2011 was 13.6 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual retail gallons sold. The difference between the 5-year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the 5-year average, while a negative adjustment indicates the actually margin was greater than the 5-year average.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2007 - 2011 was 5.4 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

Second Quarter 2012 Compared to Second Quarter 2011
The following discussion of results for second quarter 2012 compared to second quarter 2011 compares the 13-week period of operations ended July 1, 2012 to the 13-week period of operations ended July 3, 2011. During the second quarter of 2012 we operated an average of 541 retail stores, 13 more than in the second quarter of 2011.
Total Revenue. Total revenue for second quarter 2012 was $1.5 billion, an increase of $130.1 million, or 9.5%, from 2011. The increase in total revenue was driven by a 6.8% increase in retail fuel revenue, a 13.3% increase in wholesale fuel revenue to third parties and an increase in merchandise sales of 11.8%, as further discussed below.
Total Gross Profit. Total gross profit for second quarter 2012 was $179.8 million, an increase of $20.9 million, or 13.1% over 2011. The increase was primarily due to the increase in merchandise gross profit of $9.3 million, an increase in retail fuel gross profit of $9.1 million and an increase in wholesale fuel gross profit of $2.0 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2011 and 2012 ($7.5 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $253.1 million for second quarter 2012, a $26.7 million, or 11.8% increase over 2011. Our performance was due to a 8.0% merchandise same-store sales increase, accounting for $17.9 million of the increase, with the balance due to new stores built or acquired in 2011 and 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were beer, food service, packaged drinks, cigarettes and snacks. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store.
Merchandise gross profit was $86.4 million for the second quarter of 2012, a 12.0% increase over 2011, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 34.1% this quarter compared to 34.0% in the second quarter 2011. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks and snacks. This increase was partly offset by a decline in profitability in cigarette gross profit, as margins for the category fell by 200 basis points to 14.5% during the quarter, compared to second quarter 2011. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for second quarter 2012 were $774.1 million, an increase of $49.1 million, or 6.8% over 2011, primarily driven by a 10.7% increase in retail gallons sold. The increase was partly offset by a 3.5% decrease in the average retail price of motor fuel. We sold an average of approximately 30,800 gallons per retail store per week, 8.0% more than last year. Retail motor fuel gross profit increased by $9.1 million or 15.0% over 2011 due to an increase in the gross profit per gallon and the increase in gallons sold. The average retail fuel margin increased from 31.2 cents per gallon to 32.4 cents per gallon for 2011 and 2012, respectively. This increase in fuel margin increased retail fuel gross profit by $2.6 million. After deducting credit card fees, the net margin increased from 25.3 cents per gallon to 26.8 cents per gallon from second quarter 2011 to second quarter 2012.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter of 2012 were $466.7 million, a 13.3% increase over 2011. The increase was primarily driven by a 19.9% increase in gallons sold partially offset by a 5.5% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $11.1 million increased $2.0 million or 22.6% from 2011, due to additional gallons sold and a 2.2% increase in the gross profit per gallon from 7.0 to 7.2 cents per gallon (responsible for a $0.2 million increase).
Other Revenue and Gross Profit. Other revenue of $12.5 million for second quarter 2012 decreased by $0.4 million or 2.8% from 2011 primarily due to a decline in 3rd party fuel transportation revenue. The decrease was offset by a 3.5% increase in associated gross profit, primarily attributable to ATM fees, movie rental income and air/water/vacuum income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the second quarter of 2012, personnel expense increased $4.3 million or 10.7% over 2011. Of the increase in personnel expense, $2.3 million was attributable to the new stores acquired or constructed during 2011 and 2012. As a percentage of merchandise sales, personnel expense declined by 20 basis points to 17.7%.
General and Administrative Expenses. For second quarter 2012, general and administrative expenses increased by $1.2 million, or 10.5%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $1.7 million for the quarter, compared to $1.1 million for the second quarter of 2011. The remaining $0.6 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program. Our second quarter results were exceptionally strong, and we increased our G&A accrual for bonus and 401(k)/profit sharing by $1.6 million. However, the total bonus/401(k) expense for the second quarter was $0.4 million less than the second quarter of 2011.
Other Operating Expenses. Other operating expenses increased by $4.0 million or 11.4% over 2011.  Operating expenses related to new stores accounted for $1.6 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	July 3, 2011	July 1, 2012	$ Change	% Change
Credit card expense	$11,506	$12,170	$664	5.8%
Utilities	4,585	5,748	1,163	25.4%
Maintenance	7,274	6,988	(286)	(3.9)%
Supplies	2,786	3,247	461	16.5%
Other operating expenses	9,342	11,371	2,029	21.7%
Total other operating expenses	$35,493	$39,524	$4,031	11.4%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for each period presented. The increase in utilities relates primarily to the timing of billing adjustments in 2011, as the cost for six months is only slightly higher than 2011. Other operating expenses increased primarily due to legal/ professional fees ($0.7 million) and other various operating expenses primarily related to the increased business activity and number of stores.
Rent Expense. Rent expense for second quarter 2012 of $11.3 million was $0.1 million or 0.5% lower than 2011.

Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $0.3 million in the second quarter 2012 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for second quarter 2012 of $12.6 million was up $1.1 million, or 9.3%, from 2011 due to the additional assets in service.
Income from Operations. Income from operations for second quarter 2012 was $58.3 million, compared to $47.7 million for 2011. The increase is primarily attributed to higher retail fuel gross profit of $9.1 million, higher wholesale fuel gross profit of $2.0 million and increased merchandise gross profit of $9.3 million, partly offset by an increase in personnel and operating expenses, as described above.
Income Tax. The income tax expense accrued for second quarter 2012 was $18.2 million, which consisted of $1.7 million of expense attributable to the Texas margin tax and $16.5 million of income tax expense related to the federal and state income tax.
The income tax expense accrued for second quarter 2011 was $13.8 million, which consisted of $0.7 million of expense attributable to the Texas margin tax and $13.1 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the second quarter 2012 of $29.8 million, compared to net income attributable to Susser Holdings Corporation of $23.7 million for 2011. The increase is primarily due to the same factors impacting operating income, as described above.
Adjusted EBITDA. Adjusted EBITDA for second quarter 2012 was $72.9 million, an increase of $12.0 million, or 19.6% compared to 2011. Retail segment Adjusted EBITDA of $66.4 million increased by $11.4 million, or 20.7% compared to 2011, primarily due to higher fuel gross profit and higher merchandise gross profit, offset by increased personnel costs, utilities and credit card expense. Wholesale segment Adjusted EBITDA of $8.3 million increased by $0.9 million, or 12.2% from 2011, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $1.8 million for the quarter, compared to net expenses of $1.5 million for the same period in 2011.

First Half 2012 Compared to First Half 2011
The following discussion of results for first half 2012 compared to first half 2011 compares the 26-week period of operations ended July 1, 2012 to the 26-week period of operations ended July 3, 2011. During the first half of 2012 we operated an average of 541 retail stores, 14 more than in the first half of 2011.
Total Revenue. Total revenue for first half 2012 was $2.9 billion, an increase of $375.4 million, or 14.7%, from 2011. The increase in total revenue was driven by a 12.5% increase in retail fuel revenue, a 21.0% increase in wholesale fuel revenue to third parties and an increase in merchandise sales of 11.6%, as further discussed below.
Total Gross Profit. Total gross profit for first half 2012 was $302.7 million, an increase of $28.1 million, or 10.2% over 2011. The increase was primarily due to the increase in merchandise gross profit of $16.0 million, an increase in retail fuel gross profit of $7.5 million and an increase in wholesale fuel gross profit of $2.9 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2011 and 2012 ($12.9 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $479.2 million for first half 2012, a $49.7 million, or 11.6% increase over 2011. Our performance was due to a 7.4% merchandise same-store sales increase, accounting for $31.4 million of the increase, with the balance due to new stores built or acquired in 2011 and 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were beer, food service, packaged drinks, snacks and cigarettes. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other foods prepared in the store.
Merchandise gross profit was $162.1 million for the first half of 2012, a 10.9% increase over 2011, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales declined slightly to 33.8% for first half 2012 compared to 34.0% in the first half 2011, primarily attributable to a reduction in cigarette margin of approximately 240 basis points resulting from changes in manufacturer pricing programs initiated in the second quarter of 2011, and other manufacturers cost increases. This decline was largely offset by strength in fresh food and snacks. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first half 2012 were $1.5 billion, an increase of $167.4 million, or 12.5% over 2011, primarily driven by a 2.5% increase in the average retail price of motor fuel and an 9.7% increase in retail gallons sold. We sold an average of approximately 30,300 gallons per retail store per week, 6.9% more than last year. Retail motor fuel gross profit increased by $7.5 million or 8.4% over 2011 due to the increase in gallons sold offset by a decrease in the gross profit per gallon. The average retail fuel margin decreased slightly from 23.3 cents per gallon to 23.0 cents per gallon for 2011 and 2012, respectively. This decrease in fuel margin decreased retail fuel gross profit by $1.3 million. After deducting credit card fees, the net margin decreased from 17.8 cents per gallon to 17.5 cents per gallon from first half 2011 to first half 2012.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first half of 2012 were $905.5 million, a 21.0% increase over 2011. The increase was primarily driven by a 2.1% increase in the wholesale selling price per gallon and a 18.5% increase in gallons sold. Wholesale motor fuel gross profit of $18.1 million increased $2.9 million or 19.1% from 2011, primarily due to additional gallons sold. Gross profit per gallon was 0.5% higher at 6.1 cents per gallon.
Other Revenue and Gross Profit. Other revenue of $25.6 million for first half 2012 increased by $1.1 million or 4.5% from 2011, with a 7.1% increase in associated gross profit, primarily attributable to growth in ATM fees, movie rental income and lottery income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first half of 2012, personnel expense increased $7.8 million or 9.9% over 2011. Of the increase in personnel expense, $4.6 million was attributable to the new stores acquired and constructed during 2011 and 2012. As a percentage of merchandise sales, personnel expense declined by 30 basis points to 18.1%.
General and Administrative Expenses. For first half 2012, general and administrative expenses increased by $2.5 million, or 11.7%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $2.9 million for first half 2012, compared to $2.0 million for the first half of 2011. The remaining $1.6 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program.
Other Operating Expenses. Other operating expenses increased by $6.5 million or 9.3% over 2011.  Operating expenses related to new stores accounted for $3.4 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Six Months Ended
	July 3, 2011	July 1, 2012	$ Change	% Change
Credit card expense	$21,190	$23,463	$2,273	10.7%
Utilities	11,098	11,294	196	1.8%
Maintenance	13,612	13,240	(372)	(2.7)%
Supplies	5,092	6,134	1,042	20.5%
Other operating expenses	18,599	21,949	3,350	18.0%
Total other operating expenses	$69,591	$76,080	$6,489	9.3%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for each period presented. The increase in supplies was primarily due to the additional number of stores operated. Other operating expenses increased primarily due to insurance expense ($0.7 million), legal/ professional fees ($0.5 million), and other various operating expenses primarily related to the increased business activity and number of stores.
Rent Expense. Rent expense for first half 2012 of $23.1 million was $0.4 million or 1.8% higher than 2011 due primarily to rent expense on additional leased stores.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first half 2012 of $25.1 million was up $2.7 million, or 12.2%, from 2011 due to the additional assets in service.
Income from Operations. Income from operations for first half 2012 was $67.8 million, compared to $58.4 million for 2011. The increase is primarily attributed to increased merchandise gross profit of $16.0 million, higher retail fuel gross profit of $7.5 million and higher wholesale fuel gross profit of $2.9 million, partly offset by an increase in personnel and operating expenses, as described above.
Interest Expense, Net. Net interest expense for first half 2012 was $20.4 million, compared to $20.1 million for 2011.

The increase is primarily attributable to $20.0 million additional mortgage debt in the first quarter 2012.
Income Tax. The income tax expense accrued for first half 2012 was $17.9 million, which consisted of $1.6 million of expense attributable to the Texas margin tax and $16.3 million of income tax expense related to the federal and state income tax. In the first quarter of 2012, we began recording our interim provision for income taxes based on our estimated annual effective tax rate for the year. The income tax expense accrued for first half 2011 was $14.5 million, which consisted of $1.1 million of expense attributable to the Texas margin tax and $13.4 million of income tax expense related to federal and state income tax. See Note 10 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first half 2012 of $29.3 million, compared to net income attributable to Susser Holdings Corporation of $23.6 million for 2011. The increase is primarily due to the same factors impacting operating income, as described above.
Adjusted EBITDA. Adjusted EBITDA for first half 2012 was $95.8 million, an increase of $11.8 million, or 14.0% compared to 2011. Retail segment Adjusted EBITDA of $85.7 million increased by $10.3 million, or 13.6% compared to 2011, primarily due to higher fuel gross profit and higher merchandise gross profit offset by increased personnel costs and credit card expense. Wholesale segment Adjusted EBITDA of $13.5 million increased by $1.5 million, or 12.4% from 2011, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $3.4 million for first half 2012, compared to net expenses of $3.4 million for the same period in 2011.
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
Cash flows from operations were $74.3 million and $62.7 million for the first six months of 2012 and 2011, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to improved operating results and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $128.9 million of cash and cash equivalents on hand at July 1, 2012 compared to $120.6 million at January 1, 2012.
Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions were $67.1 million and $68.3 million during the first six months of 2012 and 2011, respectively. We opened seven new large-format retail stores and closed three smaller retail stores through July 1, 2012. We have opened four additional retail stores to date in the third quarter and currently have another 13 stores under construction. We expect to open a total of 26 to 29 new retail stores in 2012. We expect to add a total of 28 to 35 new dealer sites during 2012.
Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
Retail stores:
Number at beginning of period	540	541
New stores	6	7
Closed stores	(1)	(3)
Number at end of period	545	545
Wholesale dealer locations:
Number at beginning of period	567	565
New locations	7	14
Closed locations	(7)	(12)
Number at end of period	567	567

During fiscal 2012, we plan to invest approximately $150 to $170 million in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance the majority of this year's capital spending plan with cash flows from operations, proceeds from our 2011 equity offering and cash balances. We may also use lease financing, long-term mortgage debt or borrowings under the revolving credit facility. We currently expect we will be able to access any required financing for our new store program.
Cash Flows from Financing Activities. The Company has a revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $120 million. On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). For more information regarding the terms of the Revolver, the 2016 Notes and other outstanding debt, please see Note 7 in the accompanying Notes to Consolidated Financial Statements. No additional financing was required during the second quarter of 2012.
At July 1, 2012, our outstanding debt was $454.4 million, excluding $3.4 million unamortized issuance discount. As of July 1, 2012, we had no outstanding borrowings under the revolving credit facility and $15.3 million in standby letters of credit. Our borrowing base in effect at July 1, 2012, allowed a maximum borrowing, including outstanding letters of credit, of $120.0 million. Our unused availability on the revolver at July 1, 2012 was $104.7 million. Our cash on our balance sheet was $128.9 million and total debt was $451.0 million, leaving debt net of cash of $322.1 million as of July 1, 2012.
Susser Petroleum Partners LP, our wholly-owned fuel distribution subsidiary, has filed a registration statement for its proposed initial public offering of limited partnership interests. If the Partnership IPO is completed, we intend to use the proceeds that we receive to construct or acquire new convenience stores and to repay, repurchase or redeem outstanding debt. The Partnership IPO is subject to numerous uncertainties and conditions, including market conditions, pricing, clearance of the Partnership registration statement by the SEC, compliance with contractual obligations, and reaching agreements with underwriters and respective lenders to the Partnership. Accordingly, the Partnership IPO may not occur on the terms described in the Partnership registration statement or at all. The Partnership registration statement is currently under review by the SEC, and comments issued by the SEC could be material and could require the Partnership to make material changes to the disclosures contained in the registration statement.
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

Contractual Obligations and Commitments
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	July 1, 2012
	Fee	Leased
Operating sites:
Retail	257	288
Wholesale	52	31
Total	309	319
Office locations	4	3
Properties currently under construction	8	3
Properties held for future development	33	—
Income producing properties	8	6
Surplus properties	41	—
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

	2010					2011								2012

	1st QTR	2nd QTR (a)	3rd QTR		4th QTR	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR
Merchandise sales	$191,038	$208,276	$207,018		$199,920	$203,017		$226,441		$233,464		$218,989		$226,070	$253,125
Motor fuel sales:
Retail	478,619	511,646	489,130		507,677	618,120		724,993		711,203		660,963		736,405	774,115
Wholesale	258,195	287,524	260,066		288,494	336,361		412,069		397,201		403,512		438,801	466,743
Other income	10,273	11,093	10,203		11,458	11,635		12,885		11,646		11,669		13,111	12,524
Total revenue	938,125	1,018,539	966,417		1,007,549	1,169,133		1,376,388		1,353,514		1,295,133		1,414,387	1,506,507
Merchandise gross profit	62,383	70,673	70,050		67,577	69,011		77,094		78,391		73,105		75,727	86,360
Motor fuel gross profit:
Retail	20,291	45,863	42,133		27,324	29,313		60,719		55,306		37,183		27,725	69,850
Wholesale	5,028	7,499	7,248		6,243	6,207		9,023		8,410		7,402		7,078	11,060
Other gross profit	9,919	9,867	9,946		11,058	11,188		12,094		11,308		11,232		12,422	12,524
Total gross profit	97,621	133,902	129,377		112,202	115,719		158,930		153,415		128,922		122,952	179,794
Income from operations	1,692	31,912	26,571		9,821	10,699		47,660		37,586		18,945		9,508	58,285
Net income (loss) attributable to Susser Holdings Corporation	$(4,985)	$(1,916)	$8,952		$(1,265)	$(23)		$23,665		$18,516		$5,299		$(528)	$29,817
Earnings (loss) per common share:
Basic	$(0.29)	$(0.11)	$0.53		$(0.07)	$0.00		$1.38		$1.09		$0.29		$(0.03)	$1.44
Diluted	$(0.29)	$(0.11)	$0.52		$(0.07)	$0.00		$1.36		$1.06		$0.29		$(0.03)	$1.40
Merchandise margin	32.7%	33.9%	33.8%		33.8%	34.0%		34.0%		33.6%		33.4%		33.5%	34.1%
Fuel gallons:
Retail	183,068	185,192	185,073		182,430	191,302		194,538		199,650		200,092		208,137	215,261
Wholesale	120,013	128,829	122,115		123,252	121,007		128,070		129,950		143,805		141,581	153,565
Motor fuel margin:
Retail (b)	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢	15.3	¢	31.2	¢	27.7	¢	18.6	¢	13.3 ¢	32.4	¢
Wholesale	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢	5.1	¢	7.0	¢	6.5	¢	5.1	¢	5.0 ¢	7.2	¢

(a)	Net income and EPS were impacted by one-time after-tax charges related to debt financing of $15.7 million, or $0.93 per diluted share.

(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

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
As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of July 1, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a $120.0 million revolving credit facility which bears interest at variable rates, but which had no outstanding borrowings at July 1, 2012. We had $27.8 million outstanding in other notes payable that is subject to variable interest rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at July 1, 2012, would be to change interest expense by approximately $0.3 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at January 1, 2012 or July 1, 2012.
We also periodically purchase motor fuel in bulk and hold in inventory or transport it to West Texas or Houston via pipeline. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had 16 positions with a fair value of ($12,800) outstanding at January 1, 2012 and 60 positions with a fair value of $100,900 outstanding at July 1, 2012.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUSSER HOLDINGS CORPORATION
Date: August 10, 2012	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation