Form 10-Q
period 2012-09-30
Susser Holdings CORP
filed 2012-11-09
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	21,080,295 SHARES
(Class)	(Outstanding at November 5, 2012)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Susser Holdings Corporation
Consolidated Balance Sheets

	January 1, 2012	September 30, 2012
		unaudited
	(in thousands except shares)
Assets
Current assets:
Cash and cash equivalents (SUSP: $14,810 at September 30, 2012)	$120,564	$313,053
Marketable securities (SUSP: $180,677 at September 30, 2012)	—	180,677
Accounts receivable, net of allowance for doubtful accounts of $647 at January 1, 2012, and $873 at September 30, 2012 (SUSP: $17,164 at September 30, 2012)	75,275	127,545
Inventories, net (SUSP: $2,834 at September 30, 2012)	98,723	114,371
Other current assets (SUSP: $3 at September 30, 2012)	19,620	10,645
Total current assets	314,182	746,291
Property and equipment, net (SUSP: $34,217 at September 30, 2012)	474,243	550,295
Other assets:
Goodwill (SUSP: $12,936 at September 30, 2012)	244,398	244,398
Intangible assets, net (SUSP: $23,242 at September 30, 2012)	48,268	46,032
Other noncurrent assets (SUSP: $277 at September 30, 2012)	14,879	15,194
Total assets	$1,095,970	$1,602,210
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $20,065 at September 30, 2012)	$143,088	$213,380
Accrued expenses and other current liabilities (SUSP: $2,369 at September 30, 2012)	49,564	56,244
Current maturities of long-term debt	1,492	36
Total current liabilities	194,144	269,660
Revolving line of credit	—	—
Long-term debt	449,837	616,465
Deferred gain, long-term portion	30,888	29,214
Deferred tax liability, long-term portion	68,216	85,946
Other noncurrent liabilities (SUSP: $2,645 at September 30, 2012)	17,950	17,443
Total liabilities	761,035	1,018,728
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,374,451 issued and 20,814,800 outstanding as of January 1, 2012; 21,461,797 issued and 20,999,612 outstanding as of September 30, 2012	210	211
Additional paid-in capital	269,368	274,704
Treasury stock, common shares, at cost; 559,651 as of January 1, 2012; and 462,185 as of September 30, 2012	(9,629)	(8,873)
Retained earnings	74,199	110,333
Total Susser Holdings Corporation shareholders’ equity	334,148	376,375
Noncontrolling interest	787	207,107
Total shareholders’ equity	334,935	583,482
Total liabilities and shareholders’ equity	$1,095,970	$1,602,210
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2011 and September 30, 2012, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$233,464	$256,419	$662,922	$735,614
Motor fuel sales	1,108,404	1,231,873	3,199,947	3,647,937
Other income	11,646	12,524	36,166	38,159
Total revenues	1,353,514	1,500,816	3,899,035	4,421,710
Cost of sales:
Merchandise	155,073	169,738	438,426	486,846
Motor fuel	1,044,213	1,177,649	3,029,764	3,477,252
Other	813	1,215	2,781	2,652
Total cost of sales	1,200,099	1,348,602	3,470,971	3,966,750
Gross profit	153,415	152,214	428,064	454,960
Operating expenses:
Personnel	41,427	47,178	120,339	133,907
General and administrative	11,202	12,138	32,604	36,044
Other operating	38,976	41,189	108,567	117,269
Rent	11,492	11,579	34,181	34,668
Loss on disposal of assets and impairment charge	312	455	1,621	489
Depreciation, amortization and accretion	12,420	13,184	34,807	38,299
Total operating expenses	115,829	125,723	332,119	360,676
Income from operations	37,586	26,491	95,945	94,284
Other income (expense):
Interest expense, net	(10,332)	(10,653)	(30,391)	(31,080)
Other miscellaneous	(107)	(125)	(221)	(330)
Total other expense, net	(10,439)	(10,778)	(30,612)	(31,410)
Income before income taxes	27,147	15,713	65,333	62,874
Income tax expense	(8,629)	(8,579)	(23,171)	(26,449)
Net income	18,518	7,134	42,162	36,425
Less: Net income attributable to noncontrolling interest	2	287	4	289
Net income attributable to Susser Holdings Corporation	$18,516	$6,847	$42,158	$36,136
Net income per share attributable to Susser Holdings Corporation:
Basic	$1.09	$0.33	$2.47	$1.75
Diluted	$1.06	$0.32	$2.42	$1.70
Weighted average shares outstanding:
Basic	16,943,642	20,725,514	17,040,251	20,669,366
Diluted	17,463,284	21,343,040	17,439,690	21,240,363

See accompanying notes

Susser Holdings Corporation
Consolidated Statement of Cash Flows
Unaudited

	Nine Months Ended
	October 2, 2011	September 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$42,162	$36,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	34,807	38,299
Amortization of deferred financing fees/debt discount, net	2,490	2,864
Loss on disposal of assets and impairment charge	1,621	489
Non-cash stock-based compensation	3,015	4,337
Deferred income tax	17,544	17,133
Excess tax benefits from stock-based compensation	(232)	(996)
Changes in operating assets and liabilities:
Accounts receivable	(22,107)	(52,270)
Inventories	(11,286)	(15,648)
Other assets	(557)	8,991
Accounts payable	22,851	70,291
Accrued liabilities	14,067	6,680
Other noncurrent liabilities	(2,505)	(1,384)
Net cash provided by operating activities	101,870	115,211
Cash flows from investing activities:
Capital expenditures	(94,517)	(112,842)
Purchase of intangibles	(1,140)	(1,075)
Proceeds from disposal of property and equipment	452	1,316
Proceeds from sale/leaseback transactions	8,953	—
Redemption of short-term investments	—	78,976
Purchase of short-term investments	—	(259,654)
Net cash used in investing activities	(86,252)	(293,279)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,000	193,166
Change in notes receivable	427	113
Payments on long-term debt	(798)	(28,550)
Revolving line of credit, net	—	—
Loan origination costs	(372)	(1,957)
Proceeds from Susser Petroleum Partners LP offering	—	206,030
Proceeds from issuance of equity, net of issuance costs	597	1,376
Purchase of shares for treasury	(6,160)	(617)
Excess tax benefits from stock-based compensation	232	996
Net cash provided by financing activities	13,926	370,557
Net increase in cash	29,544	192,489
Cash and cash equivalents at beginning of year	47,943	120,564
Cash and cash equivalents at end of period	$77,487	$313,053
Supplemental disclosure of noncash financing activity:
Issuance of stock from treasury	$—	$(1,375)
See accompanying notes

Susser Holdings Corporation
Notes to Consolidated Financial Statements
Unaudited

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Holdings Corporation (“SUSS”, "Susser" or the “Company”), a Delaware Corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating and supplying motor fuel to service stations, convenience stores and commercial customers since the 1930’s.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•	Stripes LLC (“Stripes”), a Texas Limited Liability Company, operates convenience stores located in Texas, New Mexico and Oklahoma.

•
Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, operates a motor fuel consignment business and provides transportation logistics services in Texas, New Mexico, Oklahoma and Louisiana. SPC is a wholly owned subsidiary of Stripes. Prior to September 25, 2012, SPC distributed motor fuels also.

•
Susser Petroleum Partners LP ("SUSP" or the "Partnership"), a Delaware Limited Partnership, distributes motor fuel to SUSS and third parties in Texas, New Mexico, Oklahoma, and Louisiana. Susser owns 50.1% of the SUSP common and subordinated units representing limited partner interest and owns 100% of SUSP's general partner, Susser Petroleum Partners GP LLC. SUSP was formed in June 2012 and completed an initial public offering ("SUSP IPO") on September 25, 2012. See Note 2 for additional information on SUSP.

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at September 30, 2012, but do not conduct any operations (See Note 8). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets. T&C Wholesale LLC ("T&C Wholesale") a wholly-owned subsidiary of SUSP, sells motor fuel and other lubricant products to third parties.
All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2011 refer to the 52-week period ended January 1, 2012. All references to the first nine months and third quarter of 2011 and 2012 refer to the 39-week and 13-week periods ended October 2, 2011 and September 30, 2012, respectively. Stripes and APT follow the same accounting calendar as the Company. SPC and SUSP use calendar month accounting periods and end their fiscal year on December 31.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at September 30, 2012 and for the three and nine months ended October 2, 2011 and September 30, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three and nine months ended October 2, 2011 and September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Certain line items have been reclassified for presentation purposes. Loan fees were reclassified from investing activities to financing activities, the amortization of deferred financing fees was reclassified from investing activities to operating activities and investment in supply agreements was reclassified from capital expenditures to purchase of intangibles within investing activities in the Consolidated Statement of Cash Flows. Certain intercompany eliminations were reclassified from other costs of sales to motor fuel cost of sales to better reflect the nature of the transaction.
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2012, up until the issuance of these financial statements.

2.	Susser Petroleum Partners LP

Susser Petroleum Partners LP, a consolidated variable interest entity ("VIE"), is a publicly traded limited partnership that was formed by SUSS to engage in the primarily fee-based wholesale distribution of motor fuels to Susser and third parties. SUSP's assets consist of substantially all of Susser's motor fuel distribution business (other than SUSS's motor fuel consignment business and transportation assets) and certain owned and leased convenience store properties.
Initial Public Offering
On September 25, 2012, SUSP completed the SUSP IPO of 10,925,000 common units at a price of $20.50 per unit, which included a 1,425,000 unit over-allotment option that was exercised by the underwriters. Net proceeds to SUSP from the issuance of the units were approximately $206 million, net of offering costs and discounts and commissions. As of September 30, 2012, SUSS owned a 50.1% interest in SUSP and 100.0% of Susser Petroleum Partners GP LLC, the general partner of SUSP (“General Partner”), which has a 0% non-economic general partner interest in SUSP. We are the primary beneficiary of SUSP's earnings and cash flows and therefore we consolidate SUSP into our financial results. The initial public offering represented the issuance by SUSP of a 49.9% noncontrolling interest in SUSP. All intercompany transactions with SUSP are eliminated in our consolidated balances.
The following table is a reconciliation of cash proceeds from the SUSP IPO (in millions):

Gross proceeds	$224
Less: Underwriting and structuring fees and other offering costs	(18)
Proceeds from the SUSP IPO, net of offering costs	$206
Reimbursement to SUSS for capital expenditures during prior 24 months	$(25)
Investment in marketable securities to pre-fund capital expenditures	(181)
Net use of IPO proceeds	$(206)
Term loan proceeds	$181
Proceeds of term loan distributed to SUSS	$(181)
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million. The SUSP Term Loan is collateralized by marketable securities in an amount equal to at least 98% of the SUSP Term Loan balance outstanding. At September 30, 2012, the marketable securities consisted of $180.7 million of commercial paper and money market fund investments, with maturity dates ranging from October 1, 2012 to March 22, 2013. These investments are classified as held-to-maturity and valued at amortized cost, which approximates fair value, and are classified on the Company's balance sheet in current assets.
Susser has entered into a guaranty of collection in connection with the SUSP Revolver and SUSP Term Loan, with maximum obligation to Susser limited to $180.7 million. We are also contingently liable on $1.1 million in mortgage debt. For additional information regarding SUSP and our credit and term loan facilities, see Note 8. In addition, we have provided guarantees of payment to certain of SUSP's vendors. With the exception of these liabilities, SUSP's creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of SUSP and its consolidated subsidiaries.
The liabilities which are guaranteed by us are as follows as of September 30, 2012 (in thousands):

September 30, 2012
Accounts Payable	31,686
Current portion of long-term debt	23
Long-term debt	181,747
Contribution Agreement. On September 25, 2012, in connection with the closing of the Offering, the following transactions, among others, occurred pursuant to the Contribution Agreement by and among the Partnership, the General Partner, SUSS, Stripes, Susser Holdings, L.L.C. and SPC (the “Contribution Agreement”):

•
SUSS and its restricted subsidiaries agreed to convey, assign, transfer, contribute and deliver to Susser Petroleum Operating Company LLC: (i) all of SPC's right, title, duties, obligations and interests as tenant under the certain leases and subleases, and other agreements ancillary thereto, together with all modifications, addenda and amendments thereto; (ii) all of SPC's right, title, duties, obligations and interests as landlord under the certain leases and subleases, and other agreements ancillary thereto, together with all modifications, addenda and amendments thereto; (iii) all of SPC's right, title, duties, obligations and interests under certain vendor agreements, related to, among other things, certain merchandise purchasing and promotional programs arranged with dealers and vendors, and other agreements ancillary thereto; (iv) all of SPC's right, title, duties, obligations and interests under certain marketer, distributor and supply agreements, pursuant to which, among other things, SPC purchases motor fuel from oil companies and refiners, and other agreements ancillary thereto; (v) all of SPC's right, title, duties, obligations and interests under certain fuel supply agreements, pursuant to which, among other things, SPC distributes motor fuel to convenience stores and other retail fuel outlets, and other agreements ancillary thereto; (vi) all of SUSS's or its subsidiaries' right, title and interests in certain real property owned in fee and located in Texas, together with all benefits, privileges, easements, tenements, hereditaments thereon or appertaining thereto, and any and all right, title and interest in and to adjacent roads and rights-of-way; and (vii) all of SUSS's or its subsidiaries' right, title and interests in and to certain personal property; and

•	SPC agreed to convey and contribute to Susser Petroleum Operating Company LLC all of SPC's rights, title and interest in and to all of the membership interests in T&C Wholesale;

•
SPC agreed to convey and contribute to the Partnership all of SPC's right, title and interest in and to all of the membership interests in Susser Petroleum Operating Company LLC in exchange for the conveyance and distribution by the Partnership to SUSS or its subsidiaries of: (i) 14,436 common units representing a 0.07% limited partner interest in the Partnership, all of which the Partnership agreed to convey to Stripes; (ii) 10,939,436 subordinated units representing a 50.0% limited partner interest in the Partnership, of which the Partnership agreed to convey 5,469,718 subordinated units to Stripes No. 1009 LLC ("Stripes No. 1009") and 5,469,718 subordinated units to Stripes; (iii) all of the incentive distribution rights of the Partnership (the “Incentive Distribution Rights ”); (iv) cash and (v) the right for SUSS to receive either (a) the option units, (b) a cash distribution of the proceeds if the underwriters exercise the option, or (c) a combination of both (a) and (b).

Commercial Agreements. We entered into two long-term, fee-based commercial agreements with SUSP, summarized as follows:

•
The distribution agreement is a 10-year agreement under which SUSP will be the exclusive distributor of motor fuel to our existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by SUSP pursuant to the sale and leaseback option under the Omnibus Agreement (described below), at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the Distribution Agreement pursuant to the terms of the Omnibus Agreement.

•
The transportation agreement is a 10-year transportation logistics agreement, pursuant to which Susser will arrange for motor fuel to be delivered from SUSP's suppliers to SUSP's customers at rates consistent with those charged to third parties for the delivery of motor fuel.

Omnibus Agreement. In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSP pursuant to which, among other things, SUSP received a three-year option to purchase from Susser up to 75 of our new or recently constructed Stripes ® convenience stores at our cost and lease the stores back to us at a specified rate for a 15-year initial term, and SUSP will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. SUSP also received a ten-year right to participate in acquisition opportunities with us, to the extent SUSP and Susser are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of our newly constructed convenience stores and independently operated consignment locations. In addition, SUSP agreed to reimburse the General Partner and its affiliates for the costs incurred in managing and operating SUSP. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and SUSP.

The subordinated units we hold in the Partnership are eligible to participate in quarterly distributions made by the Partnership after the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. The subordinated units will convert into common units on a one-for-one basis on the first business day after the Partnership has paid at least (1) the minimum distribution on each outstanding common and subordinated unit for each of the three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2015 or (2) 150.0% of the minimum quarterly distribution on each outstanding common and subordinated unit and the related distributions on the incentive distributed rights for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on common units at that time.

3.	New Accounting Pronouncements
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
     FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles- Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but will not have an affect on our results of operations, cash flows or related disclosures.

4.	Accounts Receivable

Accounts receivable consisted of the following:

Table of Contents
Notes to Consolidated Financial Statements (continued)

	January 1, 2012	September 30, 2012
	(in thousands)
Accounts receivable, trade	$31,926	$56,445
Credit card receivables	21,246	51,325
Vendor receivables for rebates, branding and others	9,417	9,510
ATM fund receivables	7,510	8,235
Receivable from state reimbursement funds	346	174
Notes receivable, short-term	326	470
Other receivables	5,151	2,259
Allowance for uncollectible accounts, trade	(615)	(867)
Allowance for uncollectible accounts, environmental	(32)	(6)
Accounts receivable, net	$75,275	$127,545

5.	Inventories

Inventories consisted of the following:

	January 1, 2012	September 30, 2012
	(in thousands)
Merchandise	$54,480	$56,018
Fuel-retail	28,680	34,742
Fuel-wholesale consignment	5,014	6,994
Fuel-wholesale bulk	1,180	6,910
Lottery	2,044	2,192
Equipment and maintenance spare parts	8,016	8,115
Allowance for inventory shortage and obsolescence	(691)	(600)
Inventories, net	$98,723	$114,371

6.	Property and Equipment

Property and equipment consisted of the following:

	January 1, 2012	September 30, 2012
	(in thousands)
Land	$145,270	$169,095
Buildings and leasehold improvements	279,931	313,530
Equipment	231,201	262,677
Construction in progress	13,634	33,357
Total property and equipment	670,036	778,659
Less: Accumulated depreciation	195,793	228,364
Property and equipment, net	$474,243	$550,295

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At January 1, 2012 and September 30, 2012, we had $244.4 million of goodwill recorded in conjunction with past business combinations. The 2011 impairment analysis indicated no impairment in goodwill. As of September 30, 2012, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the third quarter of 2012, and we believe the assumptions used in the analysis performed in 2011 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first nine months of 2012.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 1, 2012 and September 30, 2012:

	January 1, 2012			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Amortized
Supply agreements	29,654	6,432	23,222	30,298	8,850	21,448
Favorable leasehold arrangements, net	3,584	3,162	422	323	(174)	497
Loan origination costs	14,396	5,537	8,859	15,865	7,371	8,494
Trade names	5,756	3,209	2,547	5,756	3,421	2,335
Other	690	44	646	690	4	686
Intangible assets, net	$66,652	$18,384	$48,268	$65,504	$19,472	$46,032

8.	Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2012	September 30, 2012
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000
SUSS term loan, bearing interest at Prime or LIBOR plus applicable margin	—	12,500
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	—	180,666
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
Other notes payable	30,139	1,590
Unamortized discount	(3,810)	(3,255)
Total debt	451,329	616,501
Less: Current maturities	1,492	36
Long-term debt, net of current maturities	$449,837	$616,465
The fair value of debt as of September 30, 2012, is estimated to be approximately $653.8 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facilities and the term loans. The fair value of other notes payable are estimated to be $1.6 million. The estimated fair value of the senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 6.0% to 7.0% maturing from 2016 to 2031. The Company repaid $27.5 million of other debt in September 2012. The fair value of the term loans and other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. The estimated fair value of the term loans and other notes payable is calculated using Level 3 inputs.
Senior Unsecured Notes
On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes pay interest semi-annually in arrears on May 15 and November 15 of each year. The 2016 Notes mature on May 15, 2016 and are guaranteed by the Company and each existing and future domestic subsidiary of the Company other than certain non-operating subsidiaries, Susser Company, Ltd, Susser Petroleum Partner GP LLC and SUSP and its subsidiaries.
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
The Company must offer to purchase the 2016 Notes at 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, in the event of certain kinds of changes of control. The Company must offer to purchase the 2016 Notes at 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if excess proceeds remain after the consummation of asset sales.
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
Term Loans
SUSS Term Loan. On September 25, 2012, in connection with the SUSP IPO, the Company entered into a $12.5 million term loan facility with Bank of America, N.A. (the “ SUSS Term Loan ”), expiring January 31, 2014.   Borrowings under the term loan facility will bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus1.00%) plus 1.25% or (ii) LIBOR plus 2.25%. At September 30, 2012 the interest rate on the SUSS term loan was 2.47%.
The SUSS Term Loan will be secured at all times by a lien on, and security interest in, the equity interests of Stripes No. 1009.  The term loan facility requires SUSS to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the security interest in the equity interests of Stripes No. 1009.  In addition, repayment of the term loan facility is guaranteed by Stripes No. 1009, and pursuant to the terms of such guaranty, Stripes No. 1009 is not permitted to dispose of its subordinated units representing limited partner interests in the Partnership or grant any liens on such units.

SUSP Term Loan. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”).  Borrowings under the SUSP Term Loan will bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At September 30, 2012, the interest rate on the SUSP Term Loan was 0.47%.
In order to reduce the interest rate on the SUSP Term Loan, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
Credit Facilities
SUSS Revolving Credit Agreement. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a four year revolving credit facility (the “SUSS Revolver”) in an aggregate principal amount of up to $120 million, with an option to increase the facility by $40 million, due May 2014.
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
Availability under the SUSS Revolver is subject to a borrowing base equal to the lesser of (x) (a) 85% of eligible accounts receivable plus (b) 55% of eligible inventory plus (c) 60% of the fair market value of certain designated eligible real property, which shall not exceed 45% of the aggregate borrowing base amount, minus (d) such reserves as the administrative agent may establish in its reasonable credit judgment acting in good faith (including, without limitation, reserves for exposure under swap contracts and obligations relating to treasury management products) and (y) the greater of (i) $160 million and (ii) (A) 85% of gross accounts receivable plus (B) 60% of gross inventory. Additionally, the unused portion of the SUSS Revolver is subject to a commitment fee of 0.625%.
The interest rates under the SUSS Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with the required leverage and fixed charge coverage ratios as of September 30, 2012.
The loans under the SUSS Revolver are secured by a first priority security interest in (a) 100% of the outstanding ownership interests in Susser Holdings, L.L.C. and of each of the Company’s existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of the Company, Susser Holdings, L.L.C. and each subsidiary guarantor; (c) real property included in the borrowing base, including equipment and fixtures located on such real property; (d) substantially all of the present and future personal property and assets of the Company, Susser Holdings, L.L.C. and each subsidiary guarantor, including, but not limited to: inventory, accounts receivable, license rights, patents, trademarks, trade names, copyrights, other intellectual property and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing.
On September 25, 2012, in connection with the SUSP IPO, Susser entered into Release and Amendment No. 2 (the “Amendment ”) to the Credit Agreement. The Amendment, among other things, (a) reduces the lenders' aggregate commitments under the existing credit agreement to $100 million; (b) releases (i) the lenders' security interest in the assets being contributed to SUSP pursuant to the Contribution Agreement and (ii) each of T&C Wholesale LLC and Stripes No. 1009 LLC from its obligation to guarantee the repayment of amounts outstanding under the Credit Agreement and provide security therefor; (c) permits SUSS and the other guarantors under the Credit Agreement to make future asset dispositions to the Partnership in exchange for cash, cash equivalents, assumed obligations or equity interests in the Partnership; and (d) amends the transactions with affiliates section of the Credit Agreement to permit Susser and SUSP to engage in various transactions, including, among others, those contemplated by the Omnibus Agreement, Contribution Agreement and Distribution Agreement and (e) permits the Company to execute the guaranty of collection for the SUSP Term Loan and SUSP Revolver.

As of September 30, 2012, we had no outstanding borrowings under the SUSS Revolver and $15.2 million in standby letters of credit. Our borrowing base in effect at September 30, 2012 allowed a maximum borrowing of $100 million, including outstanding letters of credit and adjusted for the Amendment. Our unused availability on the revolver at September 30, 2012, was $84.8 million.
SUSP Revolving Credit Facility. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Revolving Credit Agreement with a syndicate of banks, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “SUSP Revolver”). The SUSP Revolver is a $250 million revolving credit facility, expiring September 25, 2017. The facility can be increased from time to time upon SUSP's written request, subject to certain conditions, up to an additional $100 million. Borrowings under the revolving credit facility will bear interest at a (i) base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25% (determined with reference to SUSP's consolidated total leverage ratio). In addition, the unused portion of the SUSP Revolver will be subject to a commitment fee ranging from 0.375% to 0.50%, based on SUSP's consolidated total leverage ratio.
The SUSP Revolver requires SUSP to maintain a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00, and a consolidated total leverage ratio of not more than 4.50 to 1.00, subject to certain adjustments. Indebtedness under the SUSP Revolver is secured by a security interest in, among other things, all of SUSP's present and future personal property and all of the personal property of SUSP's guarantors, the capital stock of SUSP subsidiaries, and any intercompany debt. Additionally, if SUSP's consolidated total leverage ratio exceeds 3.00 to 1.00 at the end of any fiscal quarter, SUSP will be required, upon request of the lenders, to grant mortgage liens on all real property owned by the SUSP and its subsidiary guarantors.
As of September 30, 2012, there were no outstanding borrowings under the SUSP Revolver and $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at September 30, 2012, was $237.2 million. SUSP was in compliance with all covenants.
Guaranty of SUSP Term Loan and SUSP Revolver
On September 25, 2012, in connection with the SUSP IPO, the Company entered into a Guaranty of Collection (the “Guaranty”) in connection with the SUSP Term loan and the SUSP Revolver. Pursuant to the Guaranty, Susser guarantees the collection of (i) the principal amount outstanding under the SUSP Term Loan and (ii) the SUSP Revolver. Susser's obligation under the Guaranty is limited to $180.7 million.  Susser is not required to make payments under the Guaranty unless and until (a) SUSP has failed to make a payment on a the SUSP Term Loan or SUSP Revolver, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, effective September 25, 2012, the Company entered into a Reimbursement Agreement with Susser Petroleum Property Company LLC ("Propco"), a wholly owned subsidiary of SUSP, whereby the Company is obligated to reimburse Propco for any amounts paid by Propco under the guaranty of the SUSP Revolver executed by SUSP's subsidiaries. The Company's exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.
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
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 1, 2012 or September 30, 2012.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 1, 2012, the Company held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons). At September 30, 2012, the Company held fuel futures contracts with a fair value of ($124,946) (67 contracts representing 2.8 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a gain/(loss) during the first nine months of 2011 and 2012 related to these contracts of $0.7 million and $0.8 million, respectively. The Company recognized a gain/(loss) during the third quarter 2011 and 2012 related to these contracts, ($0.3) million and $0.8 million, respectively. The gain/(loss) realized on hedging contracts is substantially offset by changes in profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(in thousands)
Cash rent:
Store base rent	$11,366	$11,603	$33,722	$34,738
Equipment rent	501	408	1,526	1,231
Contingent rent	77	79	219	229
Total cash rent	$11,944	$12,090	$35,467	$36,198
Non-cash rent:
Straight-line rent	125	47	388	144
Amortization of deferred gain	(577)	(558)	(1,674)	(1,674)
Net rent expense	$11,492	$11,579	$34,181	$34,668
Letters of Credit
We were contingently liable for $15.2 million related to irrevocable letters of credit required by various insurers and suppliers at September 30, 2012, under the SUSS Revolver. In addition we have $12.8 million related to irrevocable letters of credit required by various suppliers at September 30, 2012, under the SUSP Revolver.

Corporate Guaranties
The Company has entered into a Guaranty and Reimbursement Agreement in connection with the SUSP Term loan and the SUSP Revolver, as further described in Note 8. The Company's aggregate obligation under this Guaranty and Reimbursement Agreement is limited to $180.7 million. The Company has also provided guarantees of payment to certain of SUSP's fuel supply vendors.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(in thousands)
Cash interest expense	$9,662	$9,768	$28,662	$29,098
Capitalized interest	(155)	(245)	(571)	(781)
Amortization of loan costs and issuance discount, net	856	1,170	2,490	2,864
Cash interest income	(31)	(40)	(190)	(101)
Interest expense, net	$10,332	$10,653	$30,391	$31,080

11.	Income Tax

Our interim provision for income taxes is based on our estimated annual effective tax rate for the year of 36.1% plus any discrete items. During the third quarter of 2012, the Company recorded a one-time non-cash deferred tax expense of $3.6 million related to the contribution of goodwill from SUSS to SUSP in connection with the IPO. Excluding this one-time charge, for the nine months ended September 30, 2012, our computed tax rate was 36.4% as compared to the computed tax rate for the nine months ended October 2, 2011 of 35.5%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). SUSP is subject to franchise tax and will be included in the SUSS combined franchise tax return.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation. The Company files income and gross franchise tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2007 through 2011 tax years.
As of September 30, 2012, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. In December 2011, the Company completed the public offering of 3,775,000 shares of its common stock at a price of $21.75 per share. The net proceeds from the offering were approximately $77.5 million, after deducting underwriting discounts, commission and offering expenses. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,374,451 were issued and 20,814,800 were outstanding as of January 1, 2012, and 21,461,797 were issued and 20,999,612 were outstanding as of September 30, 2012. Included in these amounts are 225,810 and 240,639 shares as of January 1, 2012 and September 30, 2012, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 559,651 and 462,185 shares as of January 1, 2012 and September 30, 2012, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 736,212 shares of common stock are outstanding as of September 30, 2012, 528,793 of which are vested. Additionally, 425,956 restricted stock units are outstanding, of which 249,320 remain subject to performance criteria in addition to time-vesting (See Note 13).

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
Certain subsidiaries of Wellspring Capital Management ("Wellspring") made an initial investment of $91.9 million in the Company in December 2005. During the third quarter of 2012 Wellspring sold 5,750,000 shares in an underwritten public secondary offering at $36.00 per share. Wellspring had not sold any shares of stock prior to this transaction. The Company did not receive any proceeds from the offering, and the total number of shares outstanding did not change as a result of the offering.

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 2, 2011	798,205	$12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balance at January 1, 2012	793,494	12.30
Granted	25,000	24.71
Exercised	(71,782)	13.86
Forfeited or expired	(10,500)	14.46
Balance at September 30, 2012	736,212	$12.52
Exercisable at September 30, 2012	528,793	$11.89
Vested and expected to vest at September 30, 2012	710,302	$12.39

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 2, 2011	297,919	$11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	12.02
Granted	124,428	24.71
Vested	(103,154)	11.69
Forfeited	(6,445)	15.11
Nonvested at September 30, 2012	240,639	$18.48

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 2, 2011	111,000	$8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	—	—
Forfeited	(19,952)	20.22
Nonvested at September 30, 2012	425,956	$19.57
Remain subject to performance criteria	249,320	$24.71

(1) Includes a total of 57,862 units canceled due to partial attainment of maximum performance criteria.

We recognized non-cash stock compensation expense of $1.0 million and $1.5 million during the three months ended October 2, 2011 and September 30, 2012, respectively, and $3.0 million and $4.3 million during the nine months ended October 2, 2011 and September 30, 2012, respectively, which is included in general and administrative expense.

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
The wholesale segment purchases fuel from a number of refiners and supplies it to the Company's retail stores, to independently-operated dealer stations under long-term supply agreements and to other end users of motor fuel. The wholesale segment includes all of the operations of SUSP, a consolidated VIE which began operations on September 25, 2012, along with other wholesale-segment activities not contributed to SUSP. Sales of fuel from the wholesale to retail segment were delivered at cost, including tax and freight, prior to September 25, 2012. Subsequent to this date, a profit margin was added. These amounts are reflected in intercompany eliminations of fuel revenue and fuel cost of sales.
There are no external customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Three Months Ended October 2, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$233,464	$—	$—	$—	$233,464
Fuel	711,203	987,738	(590,537)	—	1,108,404
Other	8,111	6,361	(3,409)	583	11,646
Total revenue	952,778	994,099	(593,946)	583	1,353,514
Gross profit:
Merchandise	78,391	—	—	—	78,391
Fuel	55,306	8,410	475	—	64,191
Other	8,111	3,129	(750)	343	10,833
Total gross profit	141,808	11,539	(275)	343	153,415
Selling, general and administrative	95,802	4,484	(275)	3,086	103,097
Depreciation, amortization and accretion	10,678	1,480	—	262	12,420
Other operating expenses (income) (1)	220	70	—	22	312
Operating income (loss)	$35,108	$5,505	$—	$(3,027)	$37,586
Gallons	199,650	330,903	(200,953)	—	329,600
Gross capital expenditures (2)	$24,940	$2,427	$—	$—	$27,367

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Three Months Ended September 30, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$256,419	$—	$—	$—	$256,419
Fuel	767,208	1,106,284	(641,619)	—	1,231,873
Other	8,886	7,341	(4,105)	402	12,524
Total revenue	1,032,513	1,113,625	(645,724)	402	1,500,816
Gross profit:
Merchandise	86,681	—	—	—	86,681
Fuel (3)	43,887	9,576	761	—	54,224
Other	8,886	3,447	(1,326)	302	11,309
Total gross profit	139,454	13,023	(565)	302	152,214
Selling, general and administrative	104,138	4,740	(275)	3,481	112,084
Depreciation, amortization and accretion	10,938	2,017	—	229	13,184
Other operating expenses (income) (1)	264	193	—	(2)	455
Operating income (loss)	$24,114	$6,073	$(290)	$(3,406)	$26,491
Gallons	218,507	367,362	(217,534)	—	368,335
Gross capital expenditures (2)	$44,454	$2,400	$—	$—	$46,854

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.

Segment Financial Data for the Nine Months Ended October 2, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$662,922	$—	$—	$—	$662,922
Fuel	2,054,316	2,844,837	(1,699,206)	—	3,199,947
Other	25,539	18,277	(9,014)	1,364	36,166
Total revenue	2,742,777	2,863,114	(1,708,220)	1,364	3,899,035
Gross profit:
Merchandise	224,496	—	—	—	224,496
Fuel	145,338	23,640	1,205	—	170,183
Other	25,539	8,926	(2,030)	950	33,385
Total gross profit	395,373	32,566	(825)	950	428,064
Selling, general and administrative	273,989	13,480	(825)	9,047	295,691
Depreciation, amortization and accretion	29,835	4,070	—	902	34,807
Other operating expenses (income) (1)	1,430	222	—	(31)	1,621
Operating income (loss)	$90,119	$14,794	$—	$(8,968)	$95,945
Gallons	585,490	964,641	(585,614)	—	964,517
Total assets	$872,231	$115,377	$—	$42,891	$1,030,499
Gross capital expenditures (2)	$89,927	$5,730	$—	$—	$95,657

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Nine Months Ended September 30, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$735,614	$—	$—	$—	$735,614
Fuel	2,277,728	3,258,999	(1,888,790)	—	3,647,937
Other	27,835	20,850	(11,714)	1,188	38,159
Total revenue	3,041,177	3,279,849	(1,900,504)	1,188	4,421,710
Gross profit:
Merchandise	248,768	—	—	—	248,768
Fuel (3)	141,413	27,715	1,556	—	170,684
Other	27,836	9,368	(2,671)	975	35,508
Total gross profit	418,017	37,083	(1,115)	975	454,960
Selling, general and administrative	297,051	15,278	(825)	10,384	321,888
Depreciation, amortization and accretion	31,766	5,793	—	740	38,299
Other operating expenses (income) (1)	246	245	—	(2)	489
Operating income (loss)	$88,954	$15,767	$(290)	$(10,147)	$94,284
Gallons	641,905	1,087,757	(642,783)	—	1,086,879
Total assets	$1,208,079	$381,809	$—	$12,322	$1,602,210
Gross capital expenditures (2)	$105,104	$8,813	$—	$—	$113,917

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.

15.	Earnings Per Share

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
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(dollars in thousands, except per share data)
Net income attributable to Susser Holdings Corporation	$18,516	$6,847	$42,158	$36,136
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	16,943,642	20,725,514	17,040,251	20,669,366
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	519,642	617,526	399,439	570,997
Denominator for diluted earnings per common share	17,463,284	21,343,040	17,439,690	21,240,363
Net income per share attributable to Susser Holdings Corporation:
Per common share – basic	$1.09	$0.33	$2.47	$1.75
Per common share – diluted	$1.06	$0.32	$2.42	$1.70
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	79,370	—	141,326	19,863

16.	Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Susser Holdings Corporation (the "Parent"), subsidiary guarantors and non-guarantors are presented below. SUSS and certain subsidiary guarantors have fully and unconditionally guaranteed our 8.5% senior notes due 2016. SUSP, in which we have a 50.1% limited partner interest and a non-economic general partner interest, and certain other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of our subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for our outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries.

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents and marketable securities	$—	$298,238	$195,492	$—	$493,730
Accounts receivable, net of allowance for doubtful accounts (1)	126,155	(243,948)	38,231	207,107	127,545
Inventories, net	—	111,869	2,834	(332)	114,371
Other current assets	3,748	6,895	2	—	10,645
Total current assets	129,903	173,054	236,559	206,775	746,291
Property and equipment, net	—	514,975	35,320	—	550,295
Investment in subsidiaries	342,945	(137,542)	—	(205,403)	—
Other noncurrent assets	464	268,524	36,636	—	305,624
Total assets	$473,312	$819,011	$308,515	$1,372	$1,602,210
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$(1,509)	$216,981	$54,152	$—	$269,624
Current maturities of long-term debt	—	12	24	—	36
Total current liabilities	(1,509)	216,993	54,176	—	269,660
Long-term debt	12,500	422,218	181,747	—	616,465
Other noncurrent liabilities	85,946	44,012	2,645	—	132,603
Total liabilities	96,937	683,223	238,568	—	1,018,728
Shareholders’ equity:
Susser Holdings Corporation shareholder's equity	376,375	135,788	69,947	(205,735)	376,375
Noncontrolling interest	—	—	—	207,107	207,107
Total shareholders’ equity	376,375	135,788	69,947	1,372	583,482
Total liabilities and shareholders’ equity	$473,312	$819,011	$308,515	$1,372	$1,602,210

(1) Accounts receivable, net includes intercompany balances.

Condensed Consolidating Balance Sheet
As of January 1, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$120,558	$6	$—	$120,564
Accounts receivable, net of allowance for doubtful accounts (1)	265,439	(190,957)	5	788	75,275
Inventories, net	—	98,723	—	—	98,723
Other current assets	14,715	4,905	—	—	19,620
Total current assets	280,154	33,229	11	788	314,182
Property and equipment, net	—	473,127	1,116	—	474,243
Investment in subsidiaries	124,868	1,252	—	(126,120)	—
Other noncurrent assets	—	307,366	179	—	307,545
Total assets	$405,022	$814,974	$1,306	$(125,332)	$1,095,970
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,658	$189,970	$24	$—	$192,652
Current maturities of long-term debt	—	1,492	—	—	1,492
Total current liabilities	2,658	191,462	24	—	194,144
Long-term debt	—	449,837	—	—	449,837
Other noncurrent liabilities	68,216	48,838	—	—	117,054
Total liabilities	70,874	690,137	24	—	761,035
Shareholders’ equity:
Susser Holdings Corporation shareholder's equity	334,148	124,837	1,282	(126,119)	334,148
Noncontrolling interest	—	—	—	787	787
Total shareholders’ equity	334,148	124,837	1,282	(125,332)	334,935
Total liabilities and shareholders’ equity	$405,022	$814,974	$1,306	$(125,332)	$1,095,970

(1) Accounts receivable, net includes intercompany balances.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,476,318	$70,315	$(45,817)	$1,500,816
Cost of sales	—	1,324,957	69,462	(45,817)	1,348,602
Gross Profit	—	151,361	853	—	152,214
Total operating expenses	3,457	121,965	301	—	125,723
Income from operations	(3,457)	29,396	552	—	26,491
Equity in earnings (loss) of subsidiaries	(18,662)	(93)	—	18,880	125
Interest expense, net	135	10,494	24	—	10,653
Income before income taxes	15,070	18,995	528	(18,880)	15,713
Income tax expense	(8,575)	—	(4)	—	(8,579)
Net income	6,495	18,995	524	(18,880)	7,134
Less: Net income attributable to noncontrolling interest	—	—	—	287	287
Net income attributable to Susser Holdings Corporation	$6,495	$18,995	$524	$(19,167)	$6,847

Condensed Consolidating Statement of Operations
For the Three Months Ended October 2, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,353,498	$16	$—	$1,353,514
Cost of sales	—	1,200,099	—	—	1,200,099
Gross Profit	—	153,399	16	—	153,415
Total operating expenses	3,025	112,797	7	—	115,829
Income from operations	(3,025)	40,602	9	—	37,586
Equity in earnings (loss) of subsidiaries	(30,174)	101	—	30,180	107
Interest expense, net	—	10,332	—	—	10,332
Income before income taxes	27,149	30,169	9	(30,180)	27,147
Income tax expense	(8,629)	—	—	—	(8,629)
Net income	18,520	30,169	9	(30,180)	18,518
Less: Net income attributable to noncontrolling interest	—	—	—	2	2
Net income attributable to Susser Holdings Corporation	$18,520	$30,169	$9	$(30,182)	$18,516

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues		$4,397,188	$70,338	$(45,816)	$4,421,710
Cost of sales		3,943,104	69,462	(45,816)	3,966,750
Gross Profit	—	454,084	876	—	454,960
Total operating expenses	10,241	350,121	314		360,676
Income from operations	(10,241)	103,963	562	—	94,284
Equity in earnings (loss) of subsidiaries	(72,708)	175		72,863	330
Other expenses	135	30,921	24	—	31,080
Income before income taxes	62,332	72,867	538	(72,863)	62,874
Income tax expense	(26,445)		(4)		(26,449)
Net income	35,887	72,867	534	(72,863)	36,425
Less: Net income attributable to noncontrolling interest	—	—	—	289	289
Net income attributable to Susser Holdings Corporation	$35,887	$72,867	$534	$(73,152)	$36,136

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 2, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues		$3,898,988	$47		$3,899,035
Cost of sales		3,470,971			3,470,971
Gross Profit	—	428,017	47	—	428,064
Total operating expenses	8,935	323,161	23		332,119
Income from operations	(8,935)	104,856	24	—	95,945
Equity in earnings (loss) of subsidiaries	(74,279)	204		74,296	221
Other expenses	—	30,391	—	—	30,391
Income before income taxes	65,344	74,261	24	(74,296)	65,333
Income tax expense	(23,171)				(23,171)
Net income	42,173	74,261	24	(74,296)	42,162
Less: Net income attributable to noncontrolling interest	—	—	—	4	4
Net income attributable to Susser Holdings Corporation	$42,173	$74,261	$24	$(74,300)	$42,158

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,717)	$100,169	$16,759	$—	$115,211
Cash flows from investing activities:
Redemption of short term investments	—	—	78,976	—	78,976
Purchase of short term investments	—	—	(259,654)	—	(259,654)
Capital expenditures and purchase of intangibles	—	(113,869)	(48)	—	(113,917)
Proceeds from asset sales	—	1,316	—	—	1,316
Net cash used in investing activities	—	(112,553)	(180,726)	—	(293,279)
Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	12,500	—	180,666	—	193,166
Change in notes receivable	—	113	—	—	113
Payments on long-term debt	—	(28,550)	—	—	(28,550)
Revolving line of credit, net	—	—	—	—	—
Loan origination costs	(38)	(28)	(1,891)	—	(1,957)
Proceeds from issuance of equity, net of issuance costs	1,376	—	—	—	1,376
Proceeds from Susser Petroleum Partners LP offering, net of issuance costs	—	—	206,030	—	206,030
Distributions from subsidiaries	324,030	(118,000)	(206,030)	—	—
Contributions from parent	(336,530)	336,530	—	—	—
Purchase of shares for treasury	(617)	—	—	—	(617)
Excess tax benefits from stock-based compensation	996	—	—	—	996
Net cash provided by financing activities	1,717	190,065	178,775	—	370,557
Net increase in cash	—	177,681	14,808	—	192,489
Cash and cash equivalents at beginning of year	—	120,558	6	—	120,564
Cash and cash equivalents at end of period	$—	$298,239	$14,814	$—	$313,053

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 2, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,369	$96,503	$(2)	$—	$101,870
Cash flows from investing activities:
Capital expenditures and purchase of intangibles	—	(95,657)	—	—	(95,657)
Proceeds from asset sales	—	9,405	—	—	9,405
Net cash used in investing activities	—	(86,252)	—	—	(86,252)
Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	—	20,000	—	—	20,000
Change in notes receivable	—	427	—	—	427
Payments on long-term debt	—	(798)	—	—	(798)
Revolving line of credit, net	—	—	—	—	—
Loan origination costs	—	(372)	—	—	(372)
Proceeds from issuance of equity, net of issuance costs	597	—	—	—	597
Purchase of shares for treasury	(6,160)	—	—	—	(6,160)
Excess tax benefits from stock-based compensation	232	—	—	—	232
Net cash used in provided by (used in) financing activities	(5,331)	19,257	—	—	13,926
Net increase in cash	38	29,508	(2)	—	29,544
Cash and cash equivalents at beginning of year	—	47,935	8	—	47,943
Cash and cash equivalents at end of period	$38	$77,443	$6	$—	$77,487

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended January 1, 2012. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter and first nine months of 2011 and 2012 refer to the 13-week and 39-week periods ended October 2, 2011 and September 30, 2012, respectively. EBITDA, Adjusted EBITDA, and Adjusted EBITDAR are non-GAAP financial measures of performance and liquidity, and Fuel-Neutral Adjusted EBITDAR is a non-GAAP measure of performance, each of which have limitations and should not be considered as a substitute for net income and/or cash provided by (used in) operating activities. Please see footnote (3) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR, and Fuel-Neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income and/or cash provided by (used in) operating activities for the periods presented.
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

Overview
Our operations include retail convenience stores and wholesale motor fuel distribution. We operate the largest independent chain of convenience stores in Texas based on store count and retail motor fuel volumes sold. As of September 30, 2012, our retail segment operated 552 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.
On September 25, 2012 our subsidiary SUSP completed its initial public offering of common units representing limited partner interests. In connection with the initial public offering, substantially all of our wholesale motor fuel distribution business was contributed to the Partnership. SUSS owns the general partner of the Partnership as well as all of the Partnership's incentive distribution rights and 50.1% of the common and subordinated units representing limited partner interest. SUSP received net proceeds from the offering of $206 million, after underwriter discounts, fees and offering expenses. SUSP made distributions to SUSS totaling $206 million following completion of its initial public offering. We will continue to consolidate the operations of the Partnership in our financial statements, with the 49.9% share of the Partnership's net income allocated to public limited partners reflected as attributable to noncontrolling interest.
For the three and nine months ended September 30, 2012, we sold 368.3 million and 1.1 billion gallons, respectively, of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.
We opened eight new retail stores during the third quarter and closed one for a total of 552 retail stores operated at the end of the quarter. We have converted two retail stores to dealer locations so far in the fourth quarter. We have 14 retail stores currently under construction, and expect to open a total of 25 to 26 new retail stores during 2012. We added 12 dealer sites and discontinued seven during the third quarter, for a total of 572 dealer sites as of the end of the quarter in our wholesale segment. We expect to add a total of 32 to 37 new dealer sites during 2012.
Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.5 billion, $6.8 million and $41.3 million, respectively, for third quarter 2012, compared to $1.4 billion, $18.5 million and $51.4 million, respectively, for third quarter 2011.  Our first nine months of 2012 total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $4.4 billion, $36.1 million and $137.1 million, respectively, compared to $3.9 billion, $42.2 million and $135.4 million, respectively, for the first nine months of 2011. We recorded a one-time non-cash deferred tax expense of $3.6 million during the third quarter of 2012, relating to the contribution of $10.3 million of goodwill from SUSS to SUSP in connection with the IPO. Excluding this one-time charge, we would have reported net income attributable to Susser Holdings Corporation for the third quarter 2012 of $10.5 million, or $0.49 per diluted share, and $39.8 million, or $1.87 per diluted share, for the first nine months of 2012.
Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”
We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. After experiencing sharp declines throughout second quarter of 2012, both crude oil and wholesale gasoline costs increased during most of the third quarter, with a $15 per barrel increase in crude oil cost from the beginning of the quarter to the peak price in mid-September. Crude oil costs increased by approximately $8 per barrel or 10% from the beginning to the end of the third quarter of 2012, with a $92 average price that was 3% higher than in the third quarter of 2011, and 1% lower than in the second quarter of 2012, based on West Texas Intermediate ("WTI") spot prices. Wholesale gasoline costs followed a similar pattern as crude oil this quarter.
Our retail fuel margin for the third quarter and first nine months of 2012 averaged 20.1 cents and 22.0 cents per gallon, respectively, compared to 27.7 cents and 24.8 cents per gallon for the third quarter and first nine months of 2011, and an average of 21.7 cents per gallon for the third quarter of the previous five years. Concurrent with the completion of the SUSP IPO, SUSP began charging the retail segment a three-cent per gallon profit margin on gallons sold to it. After deducting credit card fees, our retail fuel margin for the third quarter and first nine months of 2012 was 14.5 cents and 16.5 cents per gallon, respectively, compared to 21.9 cents and 19.2 cents a year ago. Fuel gross profit represented 35.6% of our consolidated gross profit for the third quarter of 2012 versus 41.5% for the third quarter of 2011. Fuel gross profit represented 37.5% of our consolidated gross profit for the first nine months of 2012 versus 39.5% in the first nine months of 2011. For our retail division, fuel represented 31.5% of retail gross profit for the third quarter of 2012 and 33.8% of retail gross profit for the first nine months of 2012.
The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation. Additionally, our business has remained generally more resilient through economic cycles than many other retail formats. We have reported positive comparable merchandise results in 19 of the last 20 quarters, and expect 2012 to produce our 24th consecutive annual increase in same-store merchandise sales, with third quarter growth of 5.8% and 6.8% for the nine months. We also saw a 6.6% increase in average gallons sold per retail store for the third quarter and 6.8% for the nine months, driven partly by growth in diesel volume, which we believe is primarily attributable to increased manufacturing, oil and gas activity, increased construction and continued improvement in the number of people working in the markets in which we operate. Diesel volumes are also growing as we add new stores and add diesel to selected older stores.
We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. Our liquidity position continued to strengthen during the third quarter. We reduced the amount of our revolving credit facility from $120 million to $100 million in connection with the SUSP IPO, and entered into a new $250 million revolving credit facility at the Partnership. We had no borrowings on either facility at the end of the quarter, with combined availability of $322.0 million in addition to $493.7 million of cash and marketable securities on the balance sheet. At the end of the third quarter, our consolidated net debt (total debt less cash and marketable securities) to last 12 months EBITDA was less than 1.0 times.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$233,464	$256,419	$662,922	$735,614
Motor fuel—retail	711,203	767,208	2,054,316	2,277,728
Motor fuel—wholesale	397,201	464,665	1,145,631	1,370,209
Other	11,646	12,524	36,166	38,159
Total revenue	$1,353,514	$1,500,816	$3,899,035	$4,421,710
Gross profit:
Merchandise	$78,391	$86,681	$224,496	$248,769
Motor fuel—retail segment	55,306	43,887	145,338	141,413
Motor fuel—wholesale segment	8,410	9,576	23,640	27,715
Other, including intercompany eliminations	11,308	12,070	34,590	37,063
Total gross profit	$153,415	$152,214	$428,064	$454,960
Adjusted EBITDA (3):
Retail	$46,006	$35,316	$121,384	$120,966
Wholesale	7,055	8,289	19,086	21,811
Other	(1,702)	(2,300)	(5,086)	(5,657)
Total Adjusted EBITDA	$51,359	$41,305	$135,384	$137,120
Retail merchandise margin	33.6%	33.8%	33.9%	33.8%
Merchandise same-store sales growth (1)	7.4%	5.8%	6.3%	6.8%
Average per retail store per week:
Merchandise sales	$33.7	$36.0	$32.1	$34.7
Motor fuel gallons	29.0	30.9	28.6	30.5
Motor fuel gallons sold:
Retail	199,650	218,507	585,490	641,905
Wholesale	129,950	149,828	379,027	444,974
Average retail price of motor fuel per gallon	$3.56	$3.51	$3.51	$3.55
Motor fuel gross profit cents per gallon (2):
Retail	27.7 ¢	20.1 ¢	24.8 ¢	22.0 ¢
Wholesale - third parties	6.5 ¢	6.1 ¢	6.2 ¢	6.1 ¢
Retail credit card cents per gallon	5.8 ¢	5.6 ¢	5.6 ¢	5.6 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

(2)
Effective September 25, 2012, the retail fuel margin will reflect a reduction of approximately three cents per gallon to give effect to the imposition of a transfer price on gallons sold to SUSS by SUSP. Prior to this date, no gross profit mark-up was charged by the wholesale segment to the retail segment. The wholesale margin to third parties excludes sales to the retail segment.

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

•	they are used by our management for internal planning purposes, including aspects of our consolidated operating budget, capital expenditures, and for segment and individual site operating targets; and

•	they are used by our Board and management for determining certain management compensation targets and thresholds.
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
The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(in thousands)
Net income attributable to Susser Holdings Corporation	$18,516	$6,847	$42,158	$36,136
Depreciation, amortization and accretion	12,420	13,184	34,807	38,299
Interest expense, net	10,332	10,653	30,391	31,080
Income tax expense	8,629	8,579	23,171	26,449
EBITDA	49,897	39,263	130,527	131,964
Non-cash stock-based compensation	1,043	1,462	3,015	4,337
Loss on disposal of assets and impairment charge	312	455	1,621	489
Other miscellaneous expense	107	125	221	330
Adjusted EBITDA	51,359	41,305	135,384	137,120
Rent	11,492	11,579	34,181	34,668
Adjusted EBITDAR	$62,851	$52,884	$169,565	$171,788

	Fiscal Year Ended					Twelve Months Ended September 30, 2012 (1)
	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Net income attributable to Susser Holdings Corporation	$16,252	$16,477	$2,068	$786	$47,457	$41,435
Depreciation, amortization and accretion	29,469	40,842	44,382	43,998	47,320	50,812
Interest expense, net	16,152	39,256	38,103	64,039	40,726	41,415
Income tax expense (benefit)	(5,753)	10,396	1,805	4,994	26,347	29,625
EBITDA	56,120	106,971	86,358	113,817	161,850	163,287
Non-cash stock-based compensation	2,429	3,946	3,433	2,825	3,588	4,910
Loss on disposal of assets and impairment charge	190	9	2,402	3,193	1,220	88
Other miscellaneous expense	(435)	(278)	55	174	346	455
Adjusted EBITDA	58,304	110,648	92,248	120,009	167,004	168,740
Rent	25,822	34,620	36,899	42,623	45,738	46,225
Adjusted EBITDAR	$84,126	$145,268	$129,147	$162,632	$212,742	$214,965

(1)
Each of the line items for the twelve month period ended September 30, 2012 reflects the corresponding items for the fiscal year ended January 1, 2012, plus the items for the nine months ended September 30, 2012, less the items for the nine months ended October 2, 2011.

The following table presents a reconciliation of net cash provided by operating activities to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Nine Months Ended
	October 2, 2011	September 30, 2012
	(in thousands)
Net cash provided by operating activities	$101,870	$115,211
Changes in operating assets & liabilities	(463)	(16,660)
Amortization of deferred financing fees/debt discount, net	(2,490)	(2,864)
Loss on disposal of assets and impairment charge	(1,621)	(489)
Non-cash stock-based compensation	(3,015)	(4,337)
Noncontrolling interest	(4)	(289)
Deferred income tax	(17,544)	(17,133)
Excess tax benefits from stock-based compensation	232	996
Interest expense, net	30,391	31,080
Income tax expense	23,171	26,449
EBITDA	130,527	131,964
Non-cash stock-based compensation	3,015	4,337
Loss on disposal of assets and impairment charge	1,621	489
Other miscellaneous	221	330
Adjusted EBITDA	135,384	137,120
Rent	34,181	34,668
Adjusted EBITDAR	$169,565	$171,788
Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(in thousands)
Operating income (loss)	$35,108	$24,114	$5,505	$6,073	$(3,027)	$(3,696)	$37,586	$26,491
Depreciation, amortization and accretion	10,678	10,938	1,480	2,017	262	229	12,420	13,184
Other miscellaneous	—	—	—	—	(107)	(126)	(107)	(126)
Noncontrolling interest	—	—	—		(2)	(287)	(2)	(287)
EBITDA	45,786	35,052	6,985	8,090	(2,874)	(3,880)	49,897	39,262
Non-cash stock-based compensation	—	—	—	6	1,043	1,456	1,043	1,462
Loss (gain) on disposal of assets and impairment charge	220	264	70	193	22	(2)	312	455
Other operating expenses	—	—	—	—	107	126	107	126
Adjusted EBITDA	46,006	35,316	7,055	8,289	(1,702)	(2,300)	51,359	41,305
Rent	10,664	10,767	1,096	1,080	(268)	(268)	11,492	11,579
Adjusted EBITDAR	$56,670	$46,083	$8,151	$9,369	$(1,970)	$(2,568)	$62,851	$52,884

	Retail Segment		Wholesale Segment		All Other		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
	(in thousands)
Operating income (loss)	$90,119	$88,954	$14,794	$15,767	$(8,968)	$(10,437)	$95,945	$94,284
Depreciation, amortization and accretion	29,835	31,766	4,070	5,793	902	740	34,807	38,299
Other miscellaneous	—	—	—	—	(221)	(330)	(221)	(330)
Noncontrolling interest	—	—	—	—	(4)	(289)	(4)	(289)
EBITDA	119,954	120,720	18,864	21,560	(8,291)	(10,316)	130,527	131,964
Non-cash stock-based compensation	—	—	—	6	3,015	4,331	3,015	4,337
Loss (gain) on disposal of assets and impairment charge	1,430	246	222	245	(31)	(2)	1,621	489
Other operating expenses	—	—	—	—	221	330	221	330
Adjusted EBITDA	121,384	120,966	19,086	21,811	(5,086)	(5,657)	135,384	137,120
Rent	31,711	32,229	3,269	3,244	(799)	(805)	34,181	34,668
Adjusted EBITDAR	$153,095	$153,195	$22,355	$25,055	$(5,885)	$(6,462)	$169,565	$171,788

Another key metric we use to measure our performance is “Fuel-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fluctuating fuel margins and changing competitive conditions. Growth in Fuel-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is the sole performance criteria for this year's grant of restricted stock units. As shown in the table below, our Fuel-Neutral Adjusted EBITDAR has grown in each of the last five annual periods, and grew by 11% for the twelve months ended September 30, 2012 compared to fiscal 2011.

	December 30, 2007		December 28, 2008	January 3, 2010		January 2, 2011	January 1, 2012	Twelve Months Ended September 30, 2012
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$84,126		$145,268	$129,147		$162,632	$212,742	$214,965
Adjustments:
CPG neutral adjustment - retail (2)	7,281		519	18,851		(3,239)	(32,107)	(12,489)
CPG neutral adjustment - wholesale (3)	(431)		(4,555)	6,623		2,387	(2,694)	(2,790)
Bonus & 401(k) match adjustment (4)	2,836		3,787	1,077		8,558	9,927	9,087
Fuel-Neutral Adjusted EBITDAR	$93,812		$145,019	$155,698		$170,338	$187,868	$208,773
Percent change from prior year			54%	7%		9%	10%	11%

CPG adjustment - retail fuel (2)	1.6	¢	0.1 ¢	2.6	¢	(0.4)¢	(4.1)¢	(1.5)¢
CPG adjustment - wholesale fuel (3)	(0.1	)¢	(0.9)¢	1.3	¢	0.5 ¢	(0.5)¢	(0.5)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation and cash provided by (used in) operating activities in the preceding tables.

(2)
The retail segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2007 - 2011 was 13.6 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual retail gallons sold. The difference between the 5-year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the 5-year average, while a negative adjustment indicates the actual margin was greater than the 5-year average.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average third-party margin per gallon after credit cards (which for the five year period 2007 - 2011 was 5.4 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

Third Quarter 2012 Compared to Third Quarter 2011
The following discussion of results for third quarter 2012 compared to third quarter 2011 compares the 13-week period of operations ended September 30, 2012 to the 13-week period of operations ended October 2, 2011. During the third quarter of 2012 we operated an average of 547 retail stores, 14 more than in the third quarter of 2011.
Total Revenue. Total revenue for third quarter 2012 was $1.5 billion, an increase of $147.3 million, or 10.9%, from 2011. The increase in total revenue was driven by a 7.9% increase in retail fuel revenue, a 17.0% increase in wholesale fuel revenue to third parties and an increase in merchandise sales of 9.8%, as further discussed below.
Total Gross Profit. Total gross profit for third quarter 2012 was $152.2 million, a decrease of $1.2 million, or 0.8% from 2011. The decrease was primarily due to the decrease in retail fuel gross profit of $11.4 million, partly offset by the increase in merchandise gross profit of $8.3 million, and an increase in wholesale fuel gross profit of $1.2 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2011 and 2012 ($5.7 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $256.4 million for third quarter 2012, a $23.0 million, or 9.8% increase over 2011. The increase was due to a 5.8% merchandise same-store sales increase, accounting for $13.4 million of the increase, with the balance due to new stores built or acquired in 2011 and 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were beer, packaged drinks, cigarettes, snacks and candy.
Merchandise gross profit was $86.7 million for the third quarter of 2012, a 10.6% increase over 2011, which was driven primarily by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.8% this quarter compared to 33.6% in the third quarter 2011. Key categories contributing to the merchandise gross profit dollar growth were packaged drinks, food service, beer and snacks. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. This increase was partly offset by a decline in cigarette gross profit. While cigarette margins increased approximately 10 basis points compared to second quarter 2012, they were 140 basis points lower than third quarter 2011. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for third quarter 2012 were $767.2 million, an increase of $56.0 million, or 7.9% over 2011, driven by a 9.4% increase in retail gallons sold. The increase was partly offset by a 1.4% decrease in the average retail price of motor fuel, to $3.51 per gallon. We sold an average of approximately 30,900 gallons per retail store per week, 6.6% more than last year. Retail motor fuel gross profit decreased by $11.4 million or 20.6% from 2011 due to a decrease in the gross profit per gallon, partly offset by the increase in gallons sold ($5.2 million). The average retail fuel margin decreased from 27.7 cents per gallon to 20.1 cents per gallon for 2011 and 2012, respectively. This decrease in fuel margin decreased retail fuel gross profit by $16.6 million. After deducting credit card fees, the net margin decreased from 21.9 cents per gallon to 14.5 cents per gallon from third quarter 2011 to third quarter 2012.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in the fuel cost to the retail segment for third quarter 2012 was approximately $0.1 million, or three cents per gallon for gallons purchased in the last six days of the quarter. The impact on average retail fuel margin for the quarter was a reduction of approximately 0.05 cents per gallon.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter of 2012 were $464.7 million, a 17.0% increase over 2011. The increase was primarily driven by a 15.3% increase in gallons and a 1.5% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $9.6 million increased $1.2 million or 13.9% from 2011, due to additional gallons sold, partly offset by a 5.7% decrease in the gross profit per gallon from 6.5 to 6.1 cents per gallon (responsible for a $0.6 million decrease).
Beginning September 25, 2012, in connection with the SUSP IPO, SUSP began charging a profit margin, which is currently three cents per gallon on gallons sold to our retail segment and to gallons we sell on consignment at independently operated dealer locations. We will continue to eliminate intercompany revenue and cost of sales in our consolidated results as we have historically done. Our segment results (See Note 14) will reflect the transfer of fuel gross profit from the retail to the wholesale segment, which does not change our consolidated gross profit amount. We will also continue to report wholesale gross profit cents per gallon from third parties, which is not impacted by the SUSP IPO.
Other Revenue and Gross Profit. Other revenue of $12.5 million for third quarter 2012 increased by $0.9 million or 7.5% from 2011, with a 6.7% increase in associated gross profit. $0.6 million of this increase related to sale of rights to operate dealer locations in the third quarter of 2012.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the third quarter of 2012, personnel expense increased $5.8 million or 13.9% over 2011. Of the increase in personnel expense, $3.0 million was attributable to the new stores acquired or constructed during 2011 and 2012. As a percentage of merchandise sales, personnel expense increased by 70 basis points to 18.4% compared to last year, mostly attributable to additional training costs related to new stores and higher benefit costs across all stores.
General and Administrative Expenses. For third quarter 2012, general and administrative expenses increased by $0.9 million, or 8.4%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $1.5 million for the quarter, compared to $1.0 million for the third quarter of 2011. The remaining $0.5 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program and increased professional fees.
Other Operating Expenses. Other operating expenses increased by $2.2 million or 5.7% over 2011.  Operating expenses related to new stores accounted for $1.4 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	October 2, 2011	September 30, 2012	$ Change	% Change
Credit card expense	$11,662	$12,260	$598	5.1%
Utilities	7,599	6,840	(759)	(10.0)%
Maintenance	6,957	7,669	712	10.2%
Supplies	2,817	3,221	404	14.4%
Other operating expenses	9,941	11,199	1,258	12.7%
Total other operating expenses	$38,976	$41,189	$2,213	5.7%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for each period presented. The increase in maintenance was primarily due to an increase in number of stores operated. The decrease in utilities was attributable to overall lower utility rates due to contract negotiations, lower natural gas prices and reduced volatility in electricity costs this summer. Other operating expenses increased primarily due to various operating expenses primarily related to the increased business activity and number of stores.
Rent Expense. Rent expense for third quarter 2012 of $11.6 million was $0.1 million or 0.8% higher than 2011.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $0.5 million in the third quarter 2012 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for third quarter 2012 of $13.2 million was up $0.8 million, or 6.1%, from 2011 due to the additional assets in service.
Income from Operations. Income from operations for third quarter 2012 was $26.5 million, compared to $37.6 million for 2011. The decrease is primarily attributed to lower retail fuel gross profit of $11.4 million and an increase in personnel and operating expenses, partly offset by increased merchandise gross profit of $8.3 million and higher wholesale fuel gross profit of $1.2 million as described above.
Income Tax. The income tax expense accrued for third quarter 2012 was $8.6 million, which consisted of $1.0 million of expense attributable to the Texas franchise tax and $7.6 million of income tax expense related to the federal and state income tax. Included in the income tax expense for the third quarter 2012 was a one-time non-cash charge of $3.6 million. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return.
The income tax expense accrued for third quarter 2011 was $8.6 million, which consisted of $0.6 million of expense attributable to the Texas franchise tax and $8.0 million of income tax expense related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the third quarter 2012 of $6.8 million, compared to net income attributable to Susser Holdings Corporation of $18.5 million for 2011. The decrease is primarily due to the same factors impacting operating income, as described above. Excluding the $3.6 million one-time non-cash deferred tax charge described above, our reported net income would have been $10.5 million.
Adjusted EBITDA. Adjusted EBITDA for third quarter 2012 was $41.3 million, a decrease of $10.1 million, or 19.6% compared to 2011. Retail segment Adjusted EBITDA of $35.3 million decreased by $10.7 million, or 23.2% compared to 2011, primarily due to lower fuel gross profit, increased personnel costs, maintenance and credit card expense, offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $8.3 million increased by $1.2 million, or 17.5% from 2011, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $2.3 million for the quarter, compared to net expenses of $1.7 million for the same period in 2011.

First Nine Months 2012 Compared to First Nine Months 2011
The following discussion of results for first nine months 2012 compared to first nine months 2011 compares the 39-week period of operations ended September 30, 2012 to the 39-week period of operations ended October 2, 2011. During the first nine months of 2012 we operated an average of 543 retail stores, 14 more than in the first nine months of 2011.

Total Revenue. Total revenue for first nine months 2012 was $4.4 billion, an increase of $522.7 million, or 13.4%, from 2011. The increase in total revenue was driven by a 10.9% increase in retail fuel revenue, a 19.6% increase in wholesale fuel revenue to third parties and an increase in merchandise sales of 11.0%, as further discussed below.
Total Gross Profit. Total gross profit for first nine months 2012 was $455.0 million, an increase of $26.9 million, or 6.3% over 2011. The increase was primarily due to the increase in merchandise gross profit of $24.3 million and an increase in wholesale fuel gross profit of $4.1 million, partly offset by a decrease in retail fuel gross profit of $3.9 million as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2011 and 2012 ($18.7 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $735.6 million for first nine months 2012, a $72.7 million, or 11.0% increase over 2011. The increase was due to a 6.8% merchandise same-store sales increase, accounting for $44.8 million of the increase, with the balance due to new stores built or acquired in 2011 and 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were beer, food service, packaged drinks, cigarettes and snacks. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other foods prepared in the store.
Merchandise gross profit was $248.8 million for the first nine months of 2012, a 10.8% increase over 2011, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales declined slightly to 33.8% for first nine months 2012 compared to 33.9% in the first nine months 2011, primarily attributable to a reduction in cigarette margin of approximately 210 basis points resulting from changes in manufacturer pricing programs initiated in the second quarter of 2011, and other manufacturers cost increases. This decline was largely offset by strength in fresh food and snacks. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first nine months 2012 were $2.3 billion, an increase of $223.4 million, or 10.9% over 2011, primarily driven by a 1.1% increase in the average retail price of motor fuel and an 9.6% increase in retail gallons sold. We sold an average of approximately 30,500 gallons per retail store per week, 6.8% more than last year. Retail motor fuel gross profit decreased by $3.9 million or 2.7% from 2011 due to the decrease in the gross profit per gallon offset by a increase in gallons sold. The average retail fuel margin decreased from 24.8 cents per gallon to 22.0 cents per gallon for 2011 and 2012, respectively. This decrease in fuel margin reduced retail fuel gross profit by $17.9 million. After deducting credit card fees, the net margin decreased from 19.2 cents per gallon to 16.5 cents per gallon from first nine months 2011 to first nine months 2012.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first nine months of 2012 were $1.4 billion, a 19.6% increase over 2011. The increase was primarily driven by a 17.4% increase in gallons sold and a 1.9% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $27.7 million increased $4.1 million or 17.2% from 2011, primarily due to additional gallons sold. Gross profit per gallon decreased from 6.2 to 6.1 cents per gallon.
Other Revenue and Gross Profit. Other revenue of $38.2 million for first nine months 2012 increased by $2.0 million or 5.5% from 2011, with a 7.2% increase in associated gross profit, primarily attributable to growth in ATM fees, lottery income and movie rental income. Of the increase, $0.8 million related to the addition of new stores and the remainder is due to an increase in store traffic.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first nine months of 2012, personnel expense increased $13.6 million or 11.3% over 2011. Of the increase in personnel expense, $7.6 million was attributable to the new stores acquired and constructed during 2011 and 2012. The remaining increase reflects increased sales activity at same stores as personnel expense as a percentage of merchandise sales was flat with the prior year at 18.2%
General and Administrative Expenses. For first nine months 2012, general and administrative expenses increased by $3.4 million, or 10.6%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $4.3 million for first nine months 2012, compared to $3.0 million for the first nine months of 2011. The remaining $2.1 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program and increased professional fees.
Other Operating Expenses. Other operating expenses increased by $8.7 million or 8.0% over 2011.  Operating expenses related to new stores accounted for $4.0 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Nine Months Ended
	October 2, 2011	September 30, 2012	$ Change	% Change
Credit card expense	$32,853	$35,723	$2,870	8.7%
Utilities	18,698	18,134	(564)	(3.0)%
Maintenance	20,568	20,909	341	1.7%
Supplies	7,909	9,355	1,446	18.3%
Other operating expenses	28,539	33,148	4,609	16.2%
Total other operating expenses	$108,567	$117,269	$8,702	8.0%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for both 2011 and 2012, respectively. The increase in supplies was primarily due to the additional number of stores operated. Other operating expenses increased primarily due to advertising expense ($0.5 million), environmental ($0.4 million), cash shortage ($0.6 million) and other various operating expenses primarily related to the increased business activity and number of stores.
Rent Expense. Rent expense for first nine months 2012 of $34.7 million was $0.5 million or 1.4% higher than 2011 due primarily to rent expense on additional leased stores.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first nine months 2012 of $38.3 million was up $3.5 million, or 10.0%, from 2011 due to the additional assets in service.
Income from Operations. Income from operations for first nine months 2012 was $94.3 million, compared to $95.9 million for 2011. The decrease is primarily attributed to lower retail fuel gross profit of $3.9 million and increased personnel and operating expenses, partly offset by increased merchandise gross profit of $24.3 million, and higher wholesale fuel gross profit of $4.1 million, as described above.
Interest Expense, Net. Net interest expense for first nine months 2012 was $31.1 million, compared to $30.4 million for 2011. The increase is primarily attributable to higher average debt balances in 2012 and additional non-cash charges to interest expense.
Income Tax. The income tax expense accrued for first nine months 2012 was $26.5 million, which consisted of $2.7 million of expense attributable to the Texas franchise tax and $23.8 million of income tax expense related to the federal and state income tax. Included in the income tax expense for the first nine months of 2012 was a one-time non-cash charge of $3.6 million. In the first quarter of 2012, we began recording our interim provision for income taxes based on our estimated annual effective tax rate for the year. The net income attributable to noncontrolling interest, which is primarily the limited partners interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return.
The income tax expense accrued for first nine months 2011 was $23.2 million, which consisted of $1.8 million of expense attributable to the Texas franchise tax and $21.4 million of income tax expense related to federal and state income tax. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first nine months 2012 of $36.1 million, compared to net income attributable to Susser Holdings Corporation of $42.2 million for 2011. The decrease is primarily due to the same factors impacting operating income, as described above. Excluding the $3.6 million one-time non-cash deferred tax charge described above, our reported net income would have been $39.8 million.
Adjusted EBITDA. Adjusted EBITDA for first nine months 2012 was $137.1 million, an increase of $1.7 million, or 1.3% compared to 2011. Retail segment Adjusted EBITDA of $121.0 million decreased by $0.4 million, or 0.3% compared to 2011, primarily due to lower fuel gross profit, increased personnel costs and credit card expense, offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $21.8 million increased by $2.7 million, or 14.3% from 2011, primarily resulting from the higher fuel gross profit. Other segment Adjusted EBITDA reflects net expenses of $5.7 million for first nine months 2012, compared to net expenses of $5.1 million for the same period in 2011.
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
Cash flows from operations were $115.2 million and $101.9 million for the first nine months of 2012 and 2011, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $313.1 million of cash and cash equivalents on hand at September 30, 2012, in addition to $180.7 million of marketable securities, compared to $120.6 million cash at January 1, 2012.
Capital Expenditures. Capital expenditures, before any sale/leasebacks and asset dispositions were $113.9 million and $95.7 million during the first nine months of 2012 and 2011, respectively. We opened 15 new large-format retail stores and closed four smaller retail stores through September 30, 2012. We currently have another 14 stores under construction. We expect to open a total of 25 to 26 new retail stores in 2012. We expect to add a total of 32 to 37 new dealer sites during 2012.
Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Retail stores:
Number at beginning of period	545	541
New stores	8	15
Closed stores	(1)	(4)
Number at end of period	552	552
Wholesale dealer locations:
Number at beginning of period	567	565
New locations	12	26
Closed locations	(7)	(19)
Number at end of period	572	572
During fiscal 2012, we plan to invest approximately $165 to $180 million in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance the majority of this year's capital spending plan with cash flows from operations, proceeds from our 2011 equity offering and SUSP's IPO and cash balances. We may also use other lease financing, borrowings under the revolving credit facilities, or sale-leaseback transactions with SUSP per the Omnibus agreement. We currently expect we will be able to access any required financing for our new store program.
Cash Flows from Financing Activities. In September 2012, SUSP completed its IPO of 49.9% of its limited partner interests, receiving net proceeds of $206 million after fees and expenses. Approximately $25 million of the proceeds were distributed to Susser for reimbursement of capital expenditures in SUSP's Predecessor for the prior 24 months, and the balance of $180.7 million was invested in marketable securities. SUSP entered into a Term Loan and Security Agreement (the “SUSP Term Loan”) under which it borrowed $180.7 million, and pledged the marketable securities to obtain a lower interest rate. The SUSP Term Loan bears interest at a rate equal to LIBOR plus 0.25%, and matures on September 25, 2015, although it may be prepaid without penalty at any time. Proceeds from the SUSP Term Loan were distributed to Susser.
Additionally, SUSP entered into a $250 million revolving credit facility, expiring September 25, 2017 (the “SUSP Revolver”). The SUSP Revolver can be increased by up to an additional $100 million upon SUSP's written request, subject to certain conditions. Interest will be calculated on either a base rate or LIBOR plus a margin, which ranges from 2.00% to 3.25% based on a total leverage ratio, with the initial interest rate set at LIBOR plus 2.00%. SUSP plans to use the SUSP Revolver and the marketable securities to fund growth capital, which may include purchase and leaseback transactions with Susser convenience store properties.

In connection with the SUSP IPO, Susser Holdings entered into a $12.5 million term loan (the “Susser Term Loan”), maturing on January 31, 2014 and currently bearing interest at LIBOR plus 2.25%. Susser Holdings entered into a guaranty of collection in connection with the SUSP Term Loan and SUSP Revolver, for a maximum obligation of $180.7 million. Additionally, Susser entered into an Amendment to its existing credit agreement which, among other things, reduced the aggregate commitments from $120 million to $100 million. Susser received total distributions from SUSP of approximately $206 million, a portion of which was used to repay $27.5 million of existing mortgage debt. We plan to use the balance of these proceeds to construct or acquire new convenience stores and to repay, repurchase or redeem outstanding debt. Our $425 million 8.5% senior secured notes are callable in May 2013 at a price of 104.25%.
At September 30, 2012, our outstanding debt was $619.8 million, excluding $3.3 million unamortized issuance discount, and cash and marketable securities on the balance sheet was $493.7 million. Our net debt position at the end of the quarter is summarized as follows (in thousands):

	Partnership	Susser	Total Consolidated
8.5% senior unsecured notes	$—	$425,000	$425,000
Susser term loan	—	12,500	12,500
SUSP term loan	180,666	—	180,666
Other notes payable	1,104	486	1,590
Total debt outstanding	181,770	437,986	619,756
Cash and marketable securities	195,487	298,243	493,730
Debt less Cash and marketable securities	$(13,717)	$139,743	$126,026
Additional details of our long-term debt are provided in Note 8 in the accompanying Notes to Consolidated Financial Statements.
Certain subsidiaries of Wellspring Capital Management ("Wellspring") held 6.6 million of our common shares pursuant to their investment of $91.9 million in the Company in December 2005. During the third quarter of 2012 Wellspring sold 5.75 million shares in an underwritten public secondary offering at $36.00 per share. Wellspring held 0.9 million of our common shares immediately following the transaction. Wellspring had not sold any shares of stock to prior to this transaction. The Company did not receive any proceeds from the offering, and the total number of shares outstanding did not change as a result of the offering.
Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at quarter-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$250,000	$—	$12,800	$237,200
Susser Revolver (a)	100,000	—	15,220	84,780
Total	$350,000	$—	$28,020	$321,980

(a)	Subject to a borrowing base, which was in excess of $100 million at September 30, 2012
Our ability to meet our debt service obligations and other capital requirements including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to repay, redeem or repurchase our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	As of
	September 30, 2012
	Fee	Leased
Operating sites:
Retail	263	289
Wholesale - SPC	11	22
Wholesale - SUSP	41	12
Total	315	323
Office locations	4	3
Properties currently under construction	14	—
Properties held for future development	40	—
Income producing properties	9	5
Surplus properties	40	—
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
Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of September 30, 2012:

	Payments Due by Period
	4th Quarter 2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Long term debt obligations (1)	$9	$36	$12,539	$180,707	$426,038	$427	$619,756
Interest (2)	9,710	38,911	38,217	37,761	14,414	940	139,953
Operating lease obligations (3)	11,602	45,933	44,762	43,589	42,866	411,799	600,551
Total	$21,321	$84,880	$95,518	$262,057	$483,318	$413,166	$1,360,260

(1)
Payments for the fourth quarter 2012 through 2016 reflect required principal payments on our promissory, term and mortgage notes. No principal amounts are due on our senior notes until May 2016. Assumes current balance of senior notes remain outstanding until maturity although we may repay them early. Excludes activity on our revolving credit facilities, of which no borrowings were outstanding at September 30, 2012.

(2)
Includes interest on senior notes, term notes, mortgage debt and promissory notes. Excludes interest on revolving credit facility, but includes commitment fees on the $100 million facility through May 2014, and the $250 million facility through September 2017 using rates in effect at September 30, 2012.

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

	2010					2011								2012

	1st QTR	2nd QTR (a)	3rd QTR		4th QTR	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR
Merchandise sales	$191,038	$208,276	$207,018		$199,920	$203,017		$226,441		$233,464		$218,989		$226,070	$253,125		$256,419
Motor fuel sales:
Retail	478,619	511,646	489,130		507,677	618,120		724,993		711,203		660,963		736,405	774,115		767,208
Wholesale	258,195	287,524	260,066		288,494	336,361		412,069		397,201		403,512		438,801	466,743		464,665
Other income	10,273	11,093	10,203		11,458	11,635		12,885		11,646		11,669		13,111	12,524		12,524
Total revenue	938,125	1,018,539	966,417		1,007,549	1,169,133		1,376,388		1,353,514		1,295,133		1,414,387	1,506,507		1,500,816
Merchandise gross profit	62,383	70,673	70,050		67,577	69,011		77,094		78,391		73,105		75,727	86,360		86,681
Motor fuel gross profit:
Retail	20,291	45,863	42,133		27,324	29,313		60,719		55,306		37,183		27,725	69,802		43,887
Wholesale	5,028	7,499	7,248		6,243	6,207		9,023		8,410		7,402		7,078	11,061		9,576
Other gross profit	9,919	9,867	9,946		11,058	11,188		12,094		11,308		11,232		12,422	12,571		12,070
Total gross profit	97,621	133,902	129,377		112,202	115,719		158,930		153,415		128,922		122,952	179,794		152,214
Income from operations	1,692	31,912	26,571		9,821	10,699		47,660		37,586		18,945		9,508	58,285		26,491
Net income (loss) attributable to Susser Holdings Corporation	$(4,985)	$(1,916)	$8,952		$(1,265)	$(23)		$23,665		$18,516		$5,299		$(528)	$29,817		$6,847
Earnings (loss) per common share:
Basic	$(0.29)	$(0.11)	$0.53		$(0.07)	$0.00		$1.38		$1.09		$0.29		$(0.03)	$1.44		$0.33
Diluted	$(0.29)	$(0.11)	$0.52		$(0.07)	$0.00		$1.36		$1.06		$0.29		$(0.03)	$1.40		$0.32
Merchandise margin	32.7%	33.9%	33.8%		33.8%	34.0%		34.0%		33.6%		33.4%		33.5%	34.1%		33.8%
Fuel gallons:
Retail	183,068	185,192	185,073		182,430	191,302		194,538		199,650		200,092		208,137	215,261		218,507
Wholesale	120,013	128,829	122,115		123,252	121,007		128,070		129,950		143,805		141,581	153,565		149,828
Motor fuel margin:
Retail (b)	11.1 ¢	24.8 ¢	22.8	¢	15.0 ¢	15.3	¢	31.2	¢	27.7	¢	18.6	¢	13.3 ¢	32.4	¢	20.1	¢
Wholesale (c)	4.2 ¢	5.8 ¢	5.9	¢	5.1 ¢	5.1	¢	7.0	¢	6.5	¢	5.1	¢	5.0 ¢	7.2	¢	6.1	¢

(a)	Net income and EPS were impacted by one-time after-tax charges related to debt financing of $15.7 million, or $0.93 per diluted share.

(b)	Before deducting credit card, fuel maintenance and other fuel related expenses.

(c)	Third party sales, excludes sales to retail segment.

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended January 1, 2012. As discussed in Note 3 to our Consolidated Financial Statements included elsewhere in this report, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.
As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of September 30, 2012.
SUSP is a VIE as defined under GAAP. A VIE is legal entity whose equity owners do not have sufficient equity at risk or a controlling interest in the entity, or have voting rights that are not proportionate to their economic interest. As the general partner of SUSP, we have the sole ability to direct the activities of SUSP that most significantly impact SUSP's economic performance. Additionally, since our obligation to absorb losses and receive benefits from SUSP are significant to SUSP, we are SUSP's primary beneficiary and therefore we consolidate SUSP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a total of $193.2 million debt outstanding, on a consolidated basis, which bear interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 30, 2012, would be to change interest expense by approximately $1.9 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at January 1, 2012 or September 30, 2012.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had 16 positions with a fair value of ($12,800) outstanding at January 1, 2012 and 67 positions with a fair value of ($124,946) outstanding at September 30, 2012.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUSSER HOLDINGS CORPORATION
Date: November 9, 2012	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012.*

10.2	Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012.*

10.3
Release and Amendment No. 2, dated September 25, 2012, to the Amended and Restated Credit Agreement dated May 7, 2010, among Susser Holdings, L.L.C. as Borrower, Susser Holdings Corporation, as Parent Guarantor, the other guarantors parties thereto, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.*

10.4	Term Loan and Pledge Agreement, dated September 25, 2012, between Susser Holdings Corporation, as Borrower, and Bank of America, N.A., as Lender.*

10.5
Guaranty of Collection, dated September 25, 2012, by Susser Holdings Corporation in favor of (i) Bank of America, N.A., as lender under that certain Term Loan and Security Agreement , dated as of September 25, 2012, between Susser Petroleum Partners LP and Bank of America, N.A., and (ii) Bank of America, N.A., as administrative agent, for the benefit of the lenders under that certain Credit Agreement, dated as of September 25, 2012, among the Susser Petroleum Partners LP, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.*

10.6
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012.*

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
* Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed September 28, 2012.