Form 10-K
period 2012-12-30
Susser Holdings CORP
filed 2013-03-15
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-33084

SUSSER HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	01-0864257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4525 Ayers Street
Corpus Christi, Texas 78415
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (361) 884-2463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange (NYSE)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of July 1, 2012 was $420,884,533
As of March 8, 2013 there were issued and outstanding 21,285,061 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document                                        Where Incorporated

1.    Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2013……………………………Part III

SUSSER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K

i

PART I
Item 1.    Business

General

We are a leading operator of convenience stores in Texas based on store count and one of the largest distributors of motor fuel by volume in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. For the fiscal year ended December 30, 2012, we purchased 1.4 billion gallons of branded and unbranded motor fuel from refiners for distribution to our retail convenience stores, contracted independent operators of convenience stores, unbranded convenience stores and other end users. We believe our unique retail/wholesale business model, scale, food service and merchandising offerings, combined with our highly productive new store model and selective acquisition opportunities, position us for long-term growth in sales and profitability.

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

References in this annual report to "SUSS", “Susser,” “Company,” “we,” “us,” and “our,” refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to "SUSP" or the "Partnership" are to Susser Petroleum Partners LP, a Delaware limited partnership. References to years are to our fiscal years, which end on the last Sunday closest to December 31. References to “2012” are to the 52 weeks ending December 30, 2012; references to “2011” are to the 52 weeks ending January 1, 2012; references to “2010” are to the 52 weeks ending January 2, 2011. Our common stock trades under the ticker symbol "SUSS". On December 21, 2012, we moved the listing of our common stock from the NASDAQ Global Select Market to the New York Stock Exchange.

History

The Susser family entered the motor fuel retailing and distribution business in the 1930’s. Sam L. Susser, our President and Chief Executive Officer, joined us in 1988, when we operated five stores and had revenues of $8.4 million. We have demonstrated a strong track record of organic growth while also successfully completing 13 significant acquisitions since 1988. We have constructed 147 large-format convenience stores since 1999 and developed our propriety Laredo Taco Company® in-house restaurant concept. On October 24, 2006, we completed an initial public offering, or “IPO” of our common stock, broadening our ownership base with new public stockholders.

On September 25, 2012, we contributed the majority of the net assets in our wholesale segment to the Partnership, which closed its initial public offering of its common units on that date and trades on the New York Stock Exchange under the ticker symbol “SUSP.” Following the Partnership's IPO, we continue to own a 50.1% limited partner interest in SUSP as well as 100% of its general partner and we consolidate the operations of SUSP in our financial statements as part of the wholesale fuel distribution segment.

Retail Operations

As of December 30, 2012, our retail segment operated 559 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services. Our retail stores operate under our proprietary Stripes® convenience store brand. Our business experiences substantial seasonality due to consumer purchase patterns in the geographic area our stores are concentrated. Historically, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

The retail segment produced revenues and gross profit of $4.0 billion and $0.6 billion, respectively, for fiscal 2012 and had total assets of $1.2 billion as of December 30, 2012. For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 Segment Reporting.” The following table sets forth retail revenues and gross profit for 2012.

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise (excluding food service)	$766,803	19.1%	$226,411	40.8%
Food service	209,649	5.3%	104,541	18.9%
Total merchandise	976,452	24.4%	330,952	59.7%
Other	37,618	0.9%	37,618	6.8%
Motor fuel	2,995,840	74.7%	186,041	33.5%
Total retail segment	$4,009,910	100.0%	$554,611	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands)
Merchandise sales	$729,857	$784,424	$806,252	$881,911	$976,452
Average merchandise sales per store per week	$27.6	$28.6	$29.6	$31.9	$34.5
Merchandise same store sales growth (1) (2)	6.6%	3.3%	4.0%	6.0%	6.6%
Merchandise margin, net of shortages	34.3%	33.3%	33.6%	33.7%	33.9%

(1)	Adjusted to eliminate the impact of the 53rd week in 2009.

(2)	We include a store in the same store sales base in its thirteenth full month of operation. Closed stores are removed from the same store sales base in the month closed, including sales history.

We stock 2,500 to 3,500 merchandise units on average with each store, offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed numerous proprietary offerings and private label items unique to our stores, including Laredo Taco Company® restaurants, Café de la Casa® custom blended coffee, Slush Monkey® frozen carbonated beverages, Quake® energy drink, Smokin’ Barrel® beef jerky and meat snacks, Monkey Loco® candies, Monkey Juice® and our Royal® brand cigarettes. Most of these proprietary offerings and private label items, along with our prominent fountain drink offering, generate higher gross margins than our similar non-proprietary merchandise, and we emphasize these offerings in our marketing campaigns. We own and operate ATM and proprietary money order systems in most of our stores and also provide other services such as lottery, pay telephone, prepaid telephone cards and wireless services, movie rental and car washes. In addition, we own a 50% interest in Cash & Go, Ltd and lease to them 37 kiosks, consisting of approximately 100 square feet per unit within our stores, for check cashing and short-term lending products.

As of December 30, 2012, 352 of our stores featured in-store restaurants allowing us to make fresh food on the premises daily. Laredo Taco Company® is our in-house, proprietary restaurant operation featuring breakfast and lunch tacos, a wide variety of handmade authentic Mexican food and other hot food offerings targeted to the local populations in the markets we serve. We also offer other food options in some of our stores, including Subway sandwiches and Godfather pizza, some of which are co-located with Laredo Taco Company® restaurants. These prepared food offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We continue to drive same store restaurant sales growth and transaction count through menu innovation, promotions and fine tuning our hours of restaurant operation.

Our retail segment merchandise category sales for the periods presented are as follows:

	Year Ended
	January 2, 2011		January 1, 2012		December 30, 2012
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(dollars in millions)
Food service	$166.2	20.6%	$187.9	21.3%	$209.6	21.5%
Cigarettes	163.0	20.2	174.3	19.8	187.1	19.2
Beer	145.8	18.1	158.0	18.0	176.1	18.1
Packaged drinks	128.2	15.9	147.2	16.7	163.6	16.8
Snacks	48.7	6.1	55.1	6.2	63.5	6.5
Candy	29.3	3.6	31.3	3.5	36.5	3.7
Nonfoods	24.5	3.0	26.0	2.9	29.1	3.0
Other	100.6	12.5	102.1	11.6	111.0	11.2
Total	$806.3	100.0%	$881.9	100.0%	$976.5	100.0%

We purchase more than 38% of our general merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to all of our retail stores. In January 2011, we entered into a new two-year agreement with McLane with three one-year optional renewal terms. We purchase most of our restaurant products and ingredients from Labatt Food Service LLC, or Labatt, and in January 2011 entered into a new three-year agreement with two one-year optional renewal terms. All merchandise is delivered directly to our stores by McLane, Labatt or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry significant levels of customer receivables in the retail segment.

Retail Motor Fuel Operations. We offer Chevron, Conoco, Exxon, Phillips 66, Shamrock, Shell, our own brand Stripes, Texaco and Valero branded motor fuel at 554 of our convenience stores. Approximately 60% of those stores were branded under the Valero name as of December 30, 2012. Following the Partnership's IPO, our retail segment purchases substantially all of its motor fuel from SUSP at a price reflecting product cost plus a profit margin of approximately three cents per gallon on most gallons purchased. Most fuel is purchased by the load as needed to replenish supply at the stores. Prior to the Partnership's IPO, our wholesale operations were conducted by a wholly-owned subsidiary from which our retail segment purchased fuel without an associated profit margin.

Our retail fuel margins per gallon are impacted by the saturation of hypermarkets, supermarkets and mass merchandisers with fuel kiosks in the markets we serve. To address this trend, since 1999 we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure, while also improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage and improved technology, have positioned us to effectively compete with these hypermarkets. As the Company grows, we are able to benefit from our more favorable procurement costs, economies of scale and geographic diversification. Credit card costs are an increasing factor to the business and this cost is highly correlated to the retail price of fuel. For the last five years, prior to giving effect to the approximate 3 cent per gallon margin we began paying to SUSP following its IPO in September of 2012, our annual retail fuel margins per gallon have ranged from 14.6 cents to 23.2 cents, or 11.1 cents to 17.7 cents per gallon after deducting credit card costs.

The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Year Ended
	December 28, 2008		January 3, 2010		January 2, 2011		January 1, 2012		December 30, 2012
	(dollars and gallons in thousands)
Retail motor fuel sales	$2,150,727		$1,605,534		$1,987,072		$2,715,279		$2,995,840
Retail motor fuel gallons sold	677,308		719,649		735,763		785,582		853,163
Average gallons sold per store per week	26.1		26.7		27.3		28.7		30.3
Average retail price per gallon (1)	$3.18		$2.23		$2.70		$3.46		$3.51
Retail gross profit cents per gallon (2)	17.8	¢	14.6	¢	18.4	¢	23.2	¢	21.8	¢
Credit card cents per gallon	4.2	¢	3.5	¢	4.4	¢	5.5	¢	5.5	¢
Retail stores selling motor fuel (average)	500		509		518		527		541

(1)Includes excise tax.
(2)Before the cost of credit cards, fuel maintenance and environmental expenses. Our 2012 retail segment fuel margin reflects a reduction of 0.75 cents per gallon attributable to the profit margin charged by SUSP effective September 25, 2012 of approximately 3.0 cents per gallon.

Store Locations. As of December 30, 2012, we operated 559 stores, 512 of which were in Texas, 29 of which were in New Mexico, and 18 of which were in Oklahoma. Approximately 83% of our stores are open 24 hours a day, 365 days a year. All but five stores sold motor fuel as of the end of 2012. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 98% of our convenience stores are freestanding facilities, which average 3,600 square feet. The 141 stores we have built since January 2000 average approximately 5,000 square feet and are built on large lots with much larger motor fueling and parking facilities.

The following table provides the regional distribution of our retail stores as of December 30, 2012:

Region (1)	Number of Stores
Rio Grande Valley (2)	171
Corpus Christi	103
San Angelo/Central Texas	65
Laredo	44
Lubbock	43
Midland/Odessa	41
Eastern New Mexico	29
Texoma (3)	25
Houston	22
Victoria	16
Total	559
__________________

(1)	Each region includes the surrounding areas.

(2)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.

(3)	Includes Wichita Falls, Texas and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Number of stores at beginning of period	504	512	525	526	541
New stores constructed	8	7	12	17	25
Acquired stores	4	8	2	2	—
Closed, relocated or divested stores (1)	(4)	(2)	(13)	(4)	(7)
Number of stores at end of period	512	525	526	541	559

(1)
Included in closures for 2010 are the divestiture of seven grocery stores that were acquired from TCFS     Holdings, Inc. in 2007, and the conversion of three stores to the wholesale segment that had been acquired from Jack in the Box, Inc. in 2009. Closures for 2012 include three stores converted to wholesale dealer-operated sites.

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

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, labor and trend reports, are supported by a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing and merchandising strategies, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. We utilize automated systems for financial reporting, category management, fuel pricing, maintenance, human resources/payroll and fixed asset management. We also leverage our information technology and finance systems to manage proprietary money order and ATM networks. The Company maintains servers at multiple locations and reviews and updates its disaster recovery plans at least once per year.
Wholesale Operations

Overview. We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our convenience store competitors, we are able to take advantage of combined retail and wholesale motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins.

Our wholesale segment consists primarily of the fuel distribution operations conducted through SUSP, which purchases branded and unbranded motor fuel from refiners and distributes it to: (1) our Stripes® branded retail convenience stores; (2) over 485 convenience stores and retail fuel outlets operated by independent operators, who have long-term distribution agreements with SUSP, whom we refer to as “dealers”; (3) over 90 other independently operated consignment locations where we sell motor fuel to retail customers and (4) over 1,600 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers. SUSP is a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe SUSP is among the largest distributors of Valero and Chevron branded motor fuel in the United States, and distributes CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. Our wholesale segment also includes the consignment sales and transportation operations conducted through Susser Petroleum Company LLC, or 'SPC', which is an indirect wholly-owned subsidiary of the Company.

For the year ended December 30, 2012, our wholesale segment, including SUSP, distributed a combined 1.4 billion gallons of motor fuel to our retail stores and third party customers. The wholesale segment produced revenues and gross profit, including from sales to Stripes, of $4.3 billion and $57.0 million, respectively, for fiscal 2012. The wholesale segment had total assets of $341.8 million as of December 30, 2012. The majority of gallons distributed by our wholesale segment are at a fixed fee per gallon, which reduces the overall variability of our consolidated financial results.

Our wholesale segment comprises both the operations of Susser Petroleum Company LLC, which is a wholly-owned subsidiary, and SUSP. Although we are required to consolidate the assets and results of operations of SUSP in our financial statements, our economic interest in SUSP is limited to our ownership of a 50.1% limited partner interest in SUSP and SUSP's incentive distribution rights, which entitle us to specified increasing percentages of cash distributions as SUSP's per-unit cash distributions increase. For further detail on wholesale segment consolidation and segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 Organization and Principles of Consolidation and Note 19 Segment Reporting.”

The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment and related gross profit) for the last five years:

	Year Ended
	December 28, 2008		January 3, 2010		January 2, 2011		January 1, 2012		December 30, 2012
Wholesale motor fuel sales (in thousands) (1) (3)	$1,323,495		$875,925		$1,094,279		$1,549,143		$1,792,210
Wholesale motor fuel gallons sold (in thousands)	486,516		494,821		494,209		522,832		594,909
Average wholesale selling price per gallon (1)	$2.72		$1.77		$2.21		$2.96		$3.01
Wholesale gross profit cents per gallon (2) (3)	6.4	¢	4.1	¢	5.3	¢	5.9	¢	6.2	¢

(1)Excludes excise tax.
(2)After the Company’s portion of credit card fees, but before maintenance and environmental expenses.
(3)Excludes inter-company sales and gross profit related to our retail segment.

Distribution Network. As of December 30, 2012, our third party wholesale motor fuel distribution network consisted of 579 dealer and consignment locations under branded distribution agreements. We maintain fuel inventories at approximately 90 consignment locations and approximately 30 dealer locations as of December 30, 2012. SUSP also distributes unbranded fuel to over 1,600 other customers including unbranded convenience stores, other fuel distributors, school districts and municipalities and other commercial customers.

The following table provides the regional distribution of our wholesale contracted dealers as of December 30, 2012:

Region	Contracted Dealer and Consignment Locations
Houston MSA	342
DFW/East Texas/Louisiana	150
San Antonio/Austin	66
South Texas	21
Total	579

The following table provides a history of our dealer and consignment location openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Number of dealer and consignment locations at beginning of period	387	372	390	431	565
New locations (1)	27	34	59	142	39
Closed or divested locations	(42)	(16)	(18)	(8)	(25)
Number of dealer and consignment locations at end of period	372	390	431	565	579

(1) Includes the acquisition, conversion of retail stores to wholesale sites and other locations added to our wholesale network. Fiscal 2011 includes the acquisition of 121 dealer supply contracts.

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Year Ended December 30, 2012
	Gallons in thousands	% of Total
Our retail stores	853,163	58.9%
Contracted dealers	434,854	30.0
Other end users	160,055	11.1
Total	1,448,072	100.0%

No individual third-party customer is material to our operations.

SUSP Sales to Stripes® Convenience Stores and SPC Consignment Locations.   In connection with SUSP's IPO we entered into a fuel distribution agreement (the “SUSP Distribution Contract”) with an initial term of ten years under which SUSP will be the exclusive distributor of motor fuel purchased by the Stripes® convenience store locations and SPC consignment locations existing as of September 25, 2012, for a fixed profit margin of three cents per gallon. We have also entered into an omnibus agreement with SUSP pursuant to which, among other things, we have provided SUSP the exclusive right to supply substantially all future fuel volumes we purchase for the next ten years.

Sales to Contracted Dealers. SUSP sells motor fuel to over 485 third party operators of convenience stores, who we refer to as "dealers," under long-term fuel distribution agreements. Under those distribution agreements, SUSP agrees to distribute a particular branded motor fuel or unbranded motor fuel to a location or group. SUSP typically receives a per gallon fee equal to the posted purchase price at the fuel supply terminal, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon.

Sales at Consignment Locations. At locations at which we have consignment arrangements we, generally through SPC, provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold, less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the independent operators of those locations.

Sales to Other Commercial Customers. SUSP also distributes unbranded fuel to over 1,600 other customers, including convenience stores, unattended fueling facilities and certain other commercial customers. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk. Sales to these customers are typically made at a quoted price based upon SUSP's cost plus taxes, cost of transportation and a margin determined at time of sale and may provide for immediate payment or the extension of credit for up to 30 days.

Sales of Propane, Lube Oil and Other Petroleum Products.   In connection with an acquisition completed in 2007, we acquired two bulk plant facilities, which, in addition to the distribution of motor fuel, were used to distribute propane, lube oil and other petroleum products. Since the acquisition, we have sold, and will continue to sell through SUSP, these products to third-party commercial customers on both a spot and contracted basis. These sales are included in other wholesale revenue and gross profit.
Incentive Program. In addition to motor fuel supply, we and SUSP offer dealers and third party operators of consignment locations the opportunity to participate in merchandise purchase and promotional programs we arrange with retail and other vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop these purchase and promotional programs provides us with an advantage over other distributors for retaining and recruiting new dealers into our network.

As an incentive to our contracted customers, we may provide store equipment or motor fuel distribution equipment for use at designated sites. Generally, this equipment is provided on the condition that the customer continues to comply with the terms of its distribution or consignment agreement with us. For consignment arrangements, we typically own and depreciate these assets on our books.
Fuel Supplier Arrangements.  SUSP distributes branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell, Texaco and Valero brands. SUSP purchases this branded motor fuel from major oil companies and refiners under supply agreements. SUSP also distributes unbranded motor fuel. Motor fuel is purchased at the supplier's price at the terminal which typically changes daily. Pricing is typically either on a rack basis based upon prices posted by the refiner at a fuel supply terminal, or on a contract basis with the price tied to one or more market indices.
For fiscal 2012, Valero supplied approximately 35% and Chevron supplied approximately 20% of our wholesale segment's motor fuel purchases, including purchases made by SUSP following its initial public offering. SUSP's supply agreements with Valero and Chevron expire in July 2018 and August 2014, respectively.
SUSP's supply agreements with other suppliers generally have an initial term of three years. In addition, each supply agreement typically contains provisions relating to payment terms, use of the supplier's brand names, credit card processing, compliance with supplier's requirements, insurance coverage and compliance with legal and environmental requirements, among others. As is typical in the industry, SUSP's suppliers generally can terminate the supply contract if it does not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Generally, SUSP's supply agreements have provisions that obligate the supplier to sell up to an agreed upon number of gallons, subject to certain limitations. Any amount in excess of that agreed upon amount is subject to availability. Due to the large volumes of motor fuel we purchase, we may receive volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such branding incentive payments be repaid to the supplier in the event that the sites are closed or rebranded within a stated number of years. In some cases, SUSP's supply agreements provide that motor fuel suppliers have a right of first refusal to acquire assets used by us to sell their branded motor fuel.
Bulk Fuel Purchases.  We may periodically purchase motor fuel in bulk and hold it in inventory or transport it via pipeline, in which case it mitigates the inventory price risk through the use of commodity futures contracts or other derivative instruments which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations.

Transportation Logistics. Following the Partnership's IPO, SPC provides all transportation logistics for SUSP's motor fuel deliveries. Through third-party transportation providers or its own fleet of fuel transportation vehicles, SPC arranges for motor fuel to be delivered from the storage terminals to the appropriate sites in SUSP's distribution network at prices consistent with those historically charged to third parties for the delivery of fuel.

Technology.  Technology is an important part of our wholesale operations. We utilize a proprietary web-based system that allows SUSP's wholesale customers and our third party operators of consignment locations to access their accounts at any time from a personal computer to obtain prices, place orders and review invoices, credit card transactions and electronic funds transfer notifications. Substantially all customer payments are processed by electronic funds transfer. We and SUSP use an internet-based system to assist with fuel inventory management and procurement and an integrated wholesale fuel system for financial accounting, procurement, billing and inventory management.

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
Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, hypermarkets and local restaurants. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety. Over the past fifteen years, many non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the retail motor fuel business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers, drugstores and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. We have employed several strategies to counteract the impact of competition from these non-traditional retailers including (1) focusing our new store development on larger format stores, on superior tracts of land, which helps drive additional volume, (2) adding more immediately consumable products such as food service and cold beverages, and (3) emphasizing the convenient quick service aspect of our stores which cannot be filled by the hypermarkets and supermarkets. We plan to continue to focus on ways to differentiate our offerings from other convenience stores as well as other retail formats.
Our wholesale segment competes primarily with independent motor fuel distributors. Major competitive factors for our wholesale segment include, among others, availability of major brands, customer service, price, range of services offered and quality of service.

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

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $2.4 million on these compliance activities for the fiscal year ended December 30, 2012. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, we will be obligated to pay these additional costs. We recorded expenses of $0.3 million during fiscal 2012 for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2012 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement and all claims covered by the fund were paid by August 31, 2012 when the fund expired) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued solvency of each fund.

Environmental Reserves. As of December 30, 2012, Susser had environmental reserves of $0.4 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks. We have 38 currently and formerly owned and operated sites that we have remediation activities occurring. At 12 sites we have already met our insurance deductible and expect the insurance company to begin or continue paying for the remediation costs. There are seven sites covered by the fund that remained open when the Texas Petroleum Storage Tank Remediation funded ended in August 2012 that were transferred to the State Lead Remediation Program. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. An additional eleven sites are being remediated by third parties or have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserves and may or may not have responsibility for contamination. The reserve of $0.4 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to eight additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. We have additional reserves of $4.0 million that represent our estimate for future asset retirement obligations for underground storage tanks.
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

Safety. We are subject to comprehensive federal, state and local safety laws and regulations. These regulations address issues ranging from facility design, equipment specific requirements, training, hazardous materials, record retention, self-

inspection, equipment maintenance and other worker safety issues, including workplace violence. These regulatory requirements are fulfilled through health, environmental and safety programs.

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

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates. In January 2014, as an employer with more than 50 employees, under current laws we will be subject to a system of mandated health insurance, which could affect our results of operations.

Employees

As of December 30, 2012, we employed 8,697 persons, of which approximately 74% were full-time employees. Approximately 92% of our employees work in our retail stores, approximately 2% in our wholesale segment and 6% in our corporate or field offices. Our corporate office and retail segment are headquartered in Corpus Christi, Texas. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston, Texas and employs dealer brand managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

The following table sets forth the names and ages (as of March 1, 2013) of each of our executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	49	President, Chief Executive Officer and Director
E.V. Bonner, Jr.	57	Executive Vice President, Secretary and General Counsel
Steven C. DeSutter	59	Executive Vice President and President/Chief Executive Officer – Retail Operations
Rocky B. Dewbre	47	Executive Vice President and President/Chief Operating Officer – Wholesale
Mary E. Sullivan	56	Executive Vice President, Chief Financial Officer and Treasurer

Sam L. Susser has served as our President and Chief Executive Officer since 1992. From 1988 to 1992, Mr. Susser served as our General Manager and Vice President of Operations. From 1985 through 1987, Mr. Susser served in the corporate finance division and the mergers and acquisitions group with Salomon Brothers Inc, an investment bank. Mr. Susser currently serves as a director of a number of charitable, educational and civic organizations. Sam L. Susser is the son of Sam J. Susser, who is also a member of Susser Holdings Corporation’s Board of Directors. Mr. Susser also serves as Chairman of the Board and Chief Executive Officer of SUSP.

E.V. Bonner, Jr. has served as our Executive Vice President and General Counsel since March 2000. Prior to joining us, Mr. Bonner was a stockholder in the law firm of Porter, Rogers, Dahlman & Gordon, P.C. from 1986 to 2000. He is board certified in commercial real estate law by the Texas Board of Legal Specialization. Mr. Bonner has been involved in numerous charitable, educational and civic organizations. Mr. Bonner also serves as Executive Vice President and General Counsel of SUSP.

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

Rocky B. Dewbre has served as our Executive Vice President and President/Chief Operating Officer-Wholesale since January 2005. Mr. Dewbre served as our Executive Vice President and Chief Operating Officer-Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining us in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991. Mr. Dewbre serves as a director of Tank Owner Members Insurance Company and the Society of Independent Gasoline Marketers of America. Mr. Dewbre also serves as President and Chief Operating Officer of SUSP.

Mary E. Sullivan has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2005 and as our Vice President of Finance from February 2000 to 2005. Prior to joining us in 2000, Ms. Sullivan served as Director of Finance for the City of Corpus Christi from 1999 to 2000. Ms. Sullivan’s previous experience includes serving as the Controller and member of the board of directors of Elementis Chromium, a producer of chromium chemicals, from 1993 to 1999, and various positions with Central Power and Light Company, culminating in Treasurer, over the 13 year period from 1979 to 1992. Ms. Sullivan also serves as Executive Vice President, Chief Financial Officer and Treasurer of SUSP.

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

For the fiscal year ended December 30, 2012, our consolidated motor fuel revenue accounted for 82.3% of total revenues and motor fuel gross profit accounted for 37.9% of total gross profit. For the same period, motor fuel accounted for 33.5% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency, could adversely impact our business.

Sales of refined motor fuels account for approximately 80% of our total revenues and over one-third of our gross profit.  Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels, or non-fuel dependent means of transportation, could reduce demand for the conventional petroleum based motor fuels we currently sell.  Additionally, a shift toward electric, hydrogen, natural gas or other alternative or non fuel-powered vehicles could fundamentally change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures.  Finally, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel.  Any of these outcomes could potentially result in fewer visits to our convenience stores, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue or reduced profit margins, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our growth depends in part on our ability to open and profitably operate new retail convenience stores and to successfully integrate acquired sites and businesses in the future.

We may not be able to open all of the convenience stores discussed in our expansion strategy and any new stores we open may be unprofitable. Additionally, acquiring sites and businesses in the future involves risks that could cause our actual growth or operating results to fall short of expectations. If these events were to occur, each would have a material adverse impact on our financial results. There are several factors that could affect our ability to open and profitably operate new stores or to successfully integrate acquired sites and businesses. These factors include:

•	Competition in targeted market areas;

•	Difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire;

•	The inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	Difficulties associated with the growth of our existing financial controls, information systems, management resources and human resources needed to support our future growth;

•	Difficulties with hiring, training and retaining skilled personnel, including store managers;

•	Difficulties in adapting distribution and other operational and management systems to an expanded network of stores;

•	The potential inability to obtain adequate financing to fund our expansion;

•	Limitations on capital expenditures or debt levels contained in our revolving credit facility;

•	Difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores;

•	Difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores;

•	The potential diversion of our senior management’s attention from focusing on our core business due to an increased focus on acquisitions; and

•	Challenges associated with the consummation and integration of any future acquisition.

We depend on cash flow generated by our subsidiaries, including the Partnership.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations. Importantly, even though we own 50.1% of the Partnership, our rights to receive cash distributions from the Partnership are subordinate to those of the Partnership's public unitholders and if the Partnership does not have sufficient available cash to make its minimum quarterly distribution we will not receive our pro-rata share of distributed cash. Additionally, the Partnership's cash available for distributions to us is subject to certain tax risks discussed below. In the event that we do not receive distributions from the Partnership or our other subsidiaries, we may be unable to meet our financial obligations.

Our significant relationships with the Partnership may expose us to the risks associated with the Partnership's business and operations.

In addition to the risk that a material decline in the Partnership's operations or financial condition could cause us to lose some or all of the economic benefit of our 50.1% limited partner interest in the Partnership, we are party to certain contractual and/or commercial arrangements undertaken to effectuate the Partnership's initial public offering that may indirectly expose us to risks associated with the Partnership's business and operations. Among other things, we are a guarantor of up to $180.7 million of the Partnership's debt as well as certain of the Partnership's accounts payable with fuel suppliers. Consequently, in the event the Partnership experiences a material adverse effect to its business or financial condition that causes it to become insolvent, we may be required to satisfy the Partnership's repayment obligations in connection with that debt or those accounts payable. Moreover, because we rely exclusively upon the Partnership for our motor fuel requirements, a material downturn in the Partnership's business or operations, or inability to procure or distribute supplies of motor fuel on commercially viable terms, could materially and adversely affect our retail convenience store operations. The risks associated with the Partnership's business are described in detail in its filings with the U.S. Securities and Exchange Commission including its final prospectus for the initial public offering as well as any subsequently filed annual reports on Form 10-K and quarterly reports on Form 10-Q, and include, but are not limited to, those summarized below:

•	Risks associated with renewal or renegotiation of its long-term distribution contracts with its customers;

•	Risks relating to changes in the price of and demand for the motor fuel that it distributes;

•	Fuel supply risks, including the Partnership's dependence on two principal fuel suppliers, and ability to renew fuel supply agreements on attractive terms;

•	Competition in the wholesale motor fuel distribution industry;

•	Impacts of seasonal trends;

•	Increased costs;

•	Risks relating to the Partnership's ability to make acquisitions;

•	Changes in environmental laws and regulations;

•	Dangers inherent in the storage of motor fuel.

Our agreements with the Partnership may limit our operational flexibility.

In connection with the Partnership's initial public offering, we entered into an Omnibus Agreement and a ten year fuel distribution agreement pursuant to which we agreed, among other things: (i) to purchase our motor fuel requirements exclusively from the Partnership, (ii) to grant the Partnership a 3 year option to purchase up to 75 new or recently constructed Stripes convenience stores, and to lease those stores back to us on specified rental terms and (iii) to allow the Partnership to participate in acquisition opportunities (including offering the Partnership the right to acquire any wholesale assets constituting or included in such opportunities). These, and similar, provisions in our agreements with the Partnership may limit our operational flexibility including our ability to improve fuel supply economics or logistics by pursuing alternative fuel supply sources, our ability to capitalize on alternative financing arrangements for newly constructed Stripes convenience stores subject to the Partnership's purchase option (including sale lease back arrangements with third parties) and our flexibility in pursuing acquisition opportunities.

Our substantial indebtedness may impair our financial condition or limit future growth opportunities.
On December 30, 2012, we had $610.3 million in outstanding indebtedness on a consolidated basis. $184.9 million of this debt is the responsibility of SUSP, for which we have guaranteed a maximum of $180.7 million. Our substantial indebtedness could have important consequences, including:

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

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. In the event we or SUSP are not able to raise additional debt financing on reasonable terms, our ability to execute our future growth plans could be negatively impacted.

In addition, our and SUSP's credit facilities require us or SUSP, as applicable, to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our credit facilities or the indenture governing our 8.5% senior notes would result in an event of default. If an event of default under our revolving credit facility or the indenture occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. If we were unable to pay such amounts, the lenders under our credit facilities could proceed against the collateral pledged to them. We have pledged a portion of our assets to the lenders under our revolving credit facilities. See “Management's Discussion of Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 10 of the accompanying Notes to Consolidated Financial Statements for additional information.

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
We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. The coverage afforded by each fund varies and is dependent upon the continued maintenance and solvency of each fund. More specifically, in Texas we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement) and all claims covered by the fund were paid by August 31, 2012 when the fund expired. We meet such requirements for claims asserted after that date through insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance.
We are currently responsible for investigating and remediating contamination at a number of our current and former properties. We are entitled to reimbursement for certain of these costs under various third-party contractual indemnities, and insurance policies, subject to eligibility requirements, deductibles, per incident, annual and aggregate caps. To the extent third parties (including insurers) do not pay for investigation and remediation as we anticipate, and/or insurance is not available, we will be obligated to make these additional payments, which could materially adversely affect our business, liquidity and results of operations.
We believe we are in material compliance with applicable environmental requirements; however, we cannot ensure that violations of these requirements will not occur. Although we have a comprehensive environmental, health and safety program, we may not have identified all of the environmental liabilities at all of our current and former locations; material environmental conditions not known to us may exist; future laws, ordinances or regulations may impose material environmental liability or compliance costs on us; or we may be required to make material environmental expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire.
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

For the fiscal year ended December 30, 2012, sales of cigarettes accounted for approximately 4.9% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. We cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other lower-priced tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

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
Healthcare reform legislation could have a negative impact on our business.
The Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. Although many of the rules, reforms and regulations required to implement the Patient Act have not yet been adopted, and consequently the precise costs of complying with the Patient Act remain unknowable, based on our review of the likely impact of the Patient Act with our insurers, an increase in our employee healthcare-related costs appears likely and that increase could be extensive. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have a significant, negative impact on our business.

Failure to comply with the employment wage, other state and federal regulations to which we are subject to may result in penalties or costs that could have a material adverse effect on our business.
Our business is subject to various other state and federal regulations including, but not limited to, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements and other laws and regulations. While the potential costs of future legislation is inherently unknowable, any appreciable increase in the statutory minimum wage, income or overtime rates would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business and results of operations.

Changes in, or our failure to comply with, tax laws could adversely affect our business.

We are subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

The value of our ownership interests in the Partnership depends on its status as a partnership for U.S. federal income tax purposes, which could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis. Additionally, the Partnership's cash available for distribution could decrease if it becomes subject to a material amount of entity-level taxation by individual states.

The value of our investment in the Partnership depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. The present federal income tax treatment of publicly traded partnerships, including the Partnership, or our investment in the Partnership, may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any legislation will ultimately be enacted. However, it is possible that a change in law could affect us or the Partnership and may, if enacted, be applied retroactively.

In addition, despite the fact that the Partnership is organized as a limited partnership under Delaware law, a publicly traded partnership such as the Partnership will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities are “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural resources and natural resource products or other passive types of income such as interest and dividends. Although we do not believe, based upon its current operations, that the Partnership will be so treated, a change in its business (or a change in current law) could cause it to be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity.

Any change in law or interpretation thereof, or the failure by the Partnership to have enough “qualifying income,” that causes the Partnership to be treated as a corporation for U.S. federal income tax purposes, or otherwise subject to taxation as an entity, would likely materially and adversely impact the value of our investment in the Partnership.

The Partnership is also subject to the entity-level Texas franchise tax. An increase in that tax, or the imposition of similar state-level taxes on the Partnership, would reduce the cash available for distribution to its unitholders, including us.

We depend on two principal suppliers for a substantial portion of our merchandise inventory and our restaurant products and ingredients. A disruption in supply or a change in either relationship could have a material adverse effect on our business.

We purchase more than 38% of our general merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane. McLane has been a supplier of ours since 1992. In January 2011, we entered into a new two-year agreement with McLane with three one-year optional renewal terms. However, the agreement may be terminated by either party upon six months notice. We have exercised the first renewal option which runs through January 1, 2014. Similarly, we purchase most of our restaurant products and ingredients from Labatt, pursuant to an agreement that runs through December 2013, with two one-year optional renewal terms. A disruption in supply or a significant change in our relationship with either of these suppliers could have a material adverse effect on our business and results of operations.

We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations and product purchases.

Our business is impacted by the availability of trade credit to fund inventory purchases. An actual or perceived downgrade in our liquidity or operations (including any credit rating downgrade by a rating agency) could cause our suppliers or vendors to seek credit support in the form of additional collateral, limit the extension of trade credit, or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity or results of operations.

The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

We experience more demand for our merchandise, food and motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for the products that we sell and distribute. Additionally, our retail fuel margins have historically been higher in the second and third quarters of the year. Therefore, our revenues and cash flows are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

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

Approximately one-third of our stores are located on the Texas gulf coast. Although South Texas is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes. A severe storm could damage our facilities, our communications networks, or our suppliers' distribution capabilities or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. If warmer temperatures, or other climate changes, lead to changes in extreme weather events (increased frequency, duration and severity), these weather-related risks could become more pronounced. Any weather-related catastrophe or disruption could have a material adverse effect on our business and results of operations, potentially causing losses beyond the limits of the insurance we currently carry.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 30, 2012, we owned 262 of our operating retail stores and leased the real property of 297 of our stores. We also own 57 sites for future stores and 51 properties we consider surplus properties. In addition, our wholesale segment owns 56 dealer locations and leases the property at 33 locations, which we lease or sublease to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that no individual site is material to us. The following table provides summary information of our owned and leased real property as of December 30, 2012, inclusive of executed renewal options:

		Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Retail	262	68	49	133	47	559
Wholesale - third party operated	56	7	13	12	1	89
Wholesale - Stripes operated	8	—	—	—	—	8
Inter segment leases	—	—	—	(8)	—	(8)
Total (1)	326	75	62	137	48	648

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale. Includes properties owned or leased by SUSP and its subsidiaries.

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

Part II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value, represents our only voting securities, and had been listed on the NASDAQ Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO until December 21, 2012, at which time we transferred the listing of our common stock to the New York Stock Exchange (NYSE). Prior to October 2006, there was no established trading market for our securities. There were 21,619,700 shares of common stock issued and 21,229,499 shares outstanding as of December 30, 2012. The high and low closing prices of our common stock for each quarterly period over the last two years were as follows:

	Fiscal 2011		Fiscal 2012
Quarter	High	Low	High	Low
First	$15.86	$12.98	$27.70	$21.95
Second	16.55	12.90	37.17	25.35
Third	23.04	15.94	39.26	34.02
Fourth	25.17	19.01	37.26	33.08

As of March 1, 2013, there were 98 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

We have never declared or paid cash dividends on our common stock. We have historically retained earnings to support operations, to finance expansion, to reduce debt and to opportunistically repurchase shares. The payment of cash dividends or the repurchase of shares in the future is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, applicable covenants under our credit facility and other contractual restrictions, and other factors deemed relevant by our Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements Note 10. Long-Term Debt.”

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2008, 2009, 2010, 2011 and 2012, respectively, are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. Unless specifically noted, all amounts are consolidated to include SUSP results. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Fiscal Year Ended
	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Merchandise sales	$729,857	$784,424	$806,252	$881,911	$976,452
Motor fuel sales	3,474,222	2,481,459	3,081,351	4,264,422	4,788,050
Other	36,566	41,425	43,027	47,835	53,625
Total revenues	4,240,645	3,307,308	3,930,630	5,194,168	5,818,127
Gross profit:
Merchandise	250,642	261,084	270,683	297,601	330,952
Motor fuel	151,490	125,228	161,629	213,563	231,640
Other	35,278	41,067	40,790	45,822	48,802
Total gross profit	437,410	427,379	473,102	556,986	611,394
Selling, general and administrative expenses (2)	330,660	338,525	355,915	393,556	432,834
Depreciation, amortization and accretion	40,842	44,382	43,998	47,320	51,434
Other operating and miscellaneous (income) expense (3)	(269)	2,457	3,367	1,566	1,165
Interest expense, net (4)	39,256	38,103	64,039	40,726	41,019
Income tax expense	10,396	1,805	4,994	26,347	33,645
Noncontrolling interest	48	39	3	14	4,572
Net income attributable to Susser Holdings Corporation	$16,477	$2,068	$786	$47,457	$46,725
Net income per share attributable to Susser Holdings Corporation:
Basic	$0.98	$0.12	$0.05	$2.74	$2.25
Diluted	$0.97	$0.12	$0.05	$2.68	$2.19

	Fiscal Year Ended
	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands)
Other Financial Data:
EBITDA (9)	$107,019	$86,397	$113,820	$161,864	$177,395
Adjusted EBITDA (9)	110,696	92,287	120,012	167,018	182,897
Cash provided by (used in):
Operating activities	51,206	50,043	96,978	108,454	125,756
Investing activities	(43,459)	(53,319)	(52,737)	(124,112)	(323,419)
Financing activities	(7,294)	12,967	(14,274)	88,279	363,331
Capital expenditures, net (5)	33,458	48,499	49,105	122,181	177,962
Operating Data:
Number of retail stores (end of period)	512	525	526	541	559
Number of contracted wholesale locations supplied (end of period)	372	390	431	565	579
Average per retail store per week:
Merchandise sales	$27.6	$28.6	$29.6	$31.9	$34.5
Motor fuel gallons sold	26.1	26.7	27.3	28.7	30.3
Merchandise same store sales growth (6)	6.6%	3.3%	4.0%	6.0%	6.6%
Merchandise margin, net of shortages	34.3%	33.3%	33.6%	33.7%	33.9%
Motor fuel gallons sold-retail	677,308	719,649	735,763	785,582	853,163
Motor fuel gallons sold-wholesale third party (7)	486,516	494,821	494,209	522,832	594,909
Average retail motor fuel price per gallon	$3.18	$2.23	$2.70	$3.46	$3.51
Retail motor fuel gross profit cents per gallon (8)	17.8 ¢	14.6 ¢	18.4 ¢	23.2 ¢	21.8 ¢
Retail credit card cents per gallon	4.2 ¢	3.5 ¢	4.4 ¢	5.5 ¢	5.5 ¢
Wholesale motor fuel gross profit cents per gallon, third party (7)	6.4 ¢	4.1 ¢	5.3 ¢	5.9 ¢	6.2 ¢

	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,284	$17,976	$47,943	$120,564	$286,232
Marketable securities	—	—	—	—	148,264
Total assets	824,356	873,018	914,339	1,095,970	1,571,383
Total debt	408,599	420,919	431,306	451,329	607,275
Susser Holdings Corporation Shareholders’ equity	204,247	209,648	213,790	334,148	389,186

(1)	Fiscal 2009 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contain 52 weeks.

(2)	Includes non-cash stock-based compensation expense.

(3)	Other operating and miscellaneous expenses include loss (gain) on disposal of assets and impairment charges and other miscellaneous non-operating income.

(4)	Interest expense for 2010 includes non-recurring pre-tax charges of $24.2 million related to debt refinancing.

(5)
Gross capital expenditures include acquisitions and purchase of intangible assets, including accrued capital expenditures. Net capital spending is gross capital spending less proceeds from sale leaseback transactions and asset dispositions.

(6)	We include a store in the same store sales base in its thirteenth full month of operation. Closed stores are removed from the same store sales in the month closed.

(7)	Excludes inter-company sales to our retail segment.

(8)	2012 average retail fuel margin reflects a reduction of 0.75 cents per gallon attributable to the profit margin charged by SUSP effective September 25, 2012, of approximately three cents per gallon.

(9)
We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes, net income attributable to noncontrolling interest, and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our debt agreement and indentures.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

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
Subsequent to the SUSP IPO, we have revised our definition of EBITDA to exclude the impact of noncontrolling interest, in order to present a consolidated amount for EBITDA, Adjusted EBITDA and Adjusted EBITDAR which is consistent with the metrics used by our management and in our credit agreement covenants. Prior to the SUSP IPO, the amount of noncontrolling interest was not material.
The following table presents a reconciliation of net income attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Fiscal Year Ended
	December 28, 2008	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands)
Net income attributable to Susser Holdings Corporation	$16,477	$2,068	$786	$47,457	$46,725
Net income attributable to noncontrolling interest	48	39	3	14	4,572
Depreciation, amortization and accretion	40,842	44,382	43,998	47,320	51,434
Interest expense, net	39,256	38,103	64,039	40,726	41,019
Income tax expense	10,396	1,805	4,994	26,347	33,645
EBITDA	$107,019	$86,397	$113,820	$161,864	$177,395
Non-cash stock-based compensation	3,946	3,433	2,825	3,588	4,337
Loss on disposal of assets and impairment charge	9	2,402	3,193	1,220	694
Other miscellaneous expense (income)	(278)	55	174	346	471
Adjusted EBITDA	110,696	92,287	120,012	167,018	182,897
Rent	34,620	36,899	42,623	45,738	46,407
Adjusted EBITDAR	$145,316	$129,186	$162,635	$212,756	$229,304

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Financial Statements and Supplementary Data.” The fiscal years 2010, 2011 and 2012 presented herein each include 52 weeks.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Volatility in crude oil and wholesale petroleum costs;

•	Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	Inability to build or acquire and successfully integrate new stores;

•	Dependence on our subsidiaries, including the Partnership, for cash flow generation;

•	Indirect exposure to the Partnership's business risks, by virtue of our significant relationships with the Partnership;

•	Operational limitations arising from our contractual agreements with the Partnership;

•	Our substantial indebtedness, and the restrictions imposed by the covenants in respect of that indebtedness;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and tobacco;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Healthcare reform legislation and regulation;

•	Compliance with, or changes in, tax laws-including those impacting the tax treatment of the Partnership;

•	Dependence on two principal suppliers for merchandise;

•	Dependence on suppliers for credit terms;

•	Seasonal trends in the industries in which we operate;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Dependence on our information technology systems;

•	Severe or unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 15, 2013. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores and one of the largest motor fuel distributors in Texas based on store count and motor fuel volumes sold. As of December 30, 2012, our retail segment operated 559 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.
On September 25, 2012, our subsidiary SUSP completed its initial public offering of common units representing limited partner interests. In connection with the initial public offering, substantially all of our wholesale motor fuel distribution business (other than our motor fuel consignment business and transportation assets) and certain owned and leased convenience store properties were contributed to the Partnership. We own 50.1% of SUSP's limited partner interests through common and subordinated units, the general partner of SUSP as well as all of SUSP's incentive distribution rights, which entitle us to specified increasing percentages of cash distributions as SUSP's per-unit cash distributions increase. SUSP received net proceeds from the offering of $206 million, after underwriter discounts, fees and offering expenses. We will continue to consolidate the operations of the Partnership in our financial statements, with the 49.9% share of the Partnership's net income allocated to public limited partners reflected as attributable to noncontrolling interest.
For the year ended December 30, 2012, we sold 1.4 billion gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users.  We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment.  Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.
Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters.  For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”
During 2012, we continued to expand and upgrade our operating portfolio. We opened 25 new retail stores and closed seven, including three retail stores converted to wholesale dealer sites. We expect to open a total of 29 to 35 new retail stores during 2013. We added 39 dealer sites and discontinued 25, for a total of 579 dealer sites as of the end of 2012 in our wholesale segment. We expect to add a total of 25 to 40 new dealer sites during 2013.
Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $5.8 billion, $46.7 million and $182.9 million, respectively, for fiscal 2012 compared to $5.2 billion, $47.5 million and $167.0 million, respectively, for fiscal 2011. Net income attributable to Susser Holdings Corporation for 2012 was reduced by a non-cash deferred income tax charge of $3.6 million ($0.17 per diluted share) recorded during the third quarter solely related to Susser Holdings' contribution of net assets to SUSP in connection with SUSP's IPO.
We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of December 30, 2012, we had total revolver borrowings of $35.6 million and $15.9 million in standby letters of credit. On our $250.0 million SUSP revolver, we had borrowings of $35.6 million and $12.8 million in standby letters of credit, leaving unused availability of $201.6 million. On our $100.0 million SUSS revolver, we had no outstanding borrowings and $3.1 million in standby letters of credit, leaving unused availability of $96.9 million. We had combined cash on the balance sheet of $286.2 million. Additionally, SUSP has $148.3 million of marketable securities which serve as collateral for the SUSP term loan. Marketable securities were reflected in current assets in the Form 10-Q for the third quarter of 2012. In the consolidated balance sheets at December 30, 2012, marketable securities have been classified as long term assets to better match the debt that they collateralize.

Market and Industry Trends
The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation.  Additionally, our business has remained generally more resilient through economic cycles than many other retail formats. We have reported positive comparable merchandise results in 19 of the last 20 quarters, and 2012 was our 24th consecutive annual increase in same-store merchandise sales, with growth of 6.6% over the prior year. We also achieved a 5.8% increase in average gallons sold per retail store for 2012, driven partly by growth in diesel volume, which we believe is primarily attributable to increased manufacturing, oil and gas activity, increased construction and continued improvement in the number of people working in the markets in which we operate. Diesel volumes are also growing as we add new stores and add diesel to selected older stores.
We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Our cost of motor fuel generally follows the movements in the price of crude oil. Crude oil prices ranged from approximately $78 to $109 per barrel during 2012, with an average of approximately $94, compared to a range of $75 to $113 per barrel for 2011 and an average of approximately $95, based on West Texas Intermediate ("WTI") spot prices.
Our retail fuel margin for 2012 of 21.8 cents per gallon was 1.4 cents lower than 2011, partly due to slightly less volatility in fuel prices during 2012 compared to the prior year. Concurrent with the completion of the SUSP IPO in September 2012, SUSP began charging the retail segment a three-cent per gallon profit margin on gallons sold to it. The impact of this mark-up was a reduction of our reported retail fuel margin by 0.75 cents per gallon. However, this reduction in retail gross profit is offset by an increase in wholesale segment gross profit, resulting in no change to consolidated gross profit. After deducting credit card fees, our retail fuel margin for 2012 was 16.3 cents per gallon compared to 17.7 cents a year ago. Fuel gross profit represented 37.9% of our consolidated gross profit for 2012 versus 38.7% in the 2011. For our retail division, fuel represented 33.5% of retail gross profit for 2012.

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

Other significant trends in the retail convenience store industry include a national decline in the number of cigarettes sold, the expansion of food service categories as an increased percentage of merchandise sales, the continued increase of motor fuel competition from hypermarkets and additional competition from other retail formats, such as drug and dollar stores. We believe that our larger format stores, more efficient motor fueling facilities and Laredo Taco Company® offerings position us strongly to competitively address these industry trends in our retail segment. Our larger format stores with expanded parking facilities allow us to handle more customers during peak times and to provide more product variety and enhanced offerings such as food service, and leverage variety, thereby increasing store traffic. These additional offerings result in a lower overall percentage of our sales and gross profit resulting from cigarettes than the industry average, which reduces our dependence on cigarette sales to drive operating results. Our larger and more efficient fueling facilities provide more fueling positions to increase customer traffic during peak drive times and during periods of intense local price competition.

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

•
Wholesale. Wholesale revenues are derived primarily from sales of motor fuel to branded dealers, unbranded convenience stores and other end users. Prior to the SUSP IPO on September 25, 2012, sales of motor fuel from our wholesale to retail segment were at delivered cost without any profit margin. Effective with the SUSP IPO, the retail segment began paying a profit mark-up of approximately 3 cents per gallon on purchases from SUSP pursuant to our fuel distribution agreement with SUSP. All of the SUSP operations are included in our wholesale segment operations. With respect to management’s discussion and analysis, wholesale operations data presented represents third-party transactions, excluding sales to our retail segment, unless otherwise noted. The wholesale cost of motor fuel includes delivery costs, purchase discounts and other related costs, but excludes excise taxes, which are billed on a pass-through basis to the retailer/consumer.

The wholesale business also receives rental income from convenience store properties it leases to Stripes and third parties, sale of rights to operate dealer locations and nominal commission income on various programs, which we refer to as "value-added programs" and we offer to our branded dealers. These programs allow dealers to take advantage of products and services that they would not likely be able to obtain on their own, or at discounted rates. Rent and value-added program income is recorded in other revenues in our consolidated statements of operations. There is minimal cost of sales associated with other revenue.

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

•
Merchandise gross profit and margin. Merchandise gross profit represents gross sales price of merchandise sold less the direct cost of goods and shortages. Included in shortages are bad merchandise and theft. Merchandise margin represents merchandise gross profit as a percentage of merchandise sales. We do not include other gross profit from ancillary products and services in the calculation of merchandise gross profit.

•
Average gallons per store per week. This reflects the average motor fuel gallons sold per location per week for a specific period, and includes all stores in operation during the period that sell fuel.

•
Gross profit cents per gallon. Our retail gross profit cents per gallon reflects the gross profit on motor fuel before credit card expenses divided by the number of retail gallons sold. Our wholesale gross profit cents per gallon reflects the gross profit on motor fuel sold to third parties after credit card expenses divided by the number of wholesale gallons sold to third parties.

•
EBITDA, Adjusted EBITDA and Adjusted EBITDAR. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are important measures used by management in evaluating our business. We monitor EBITDA, Adjusted EBITDA and Adjusted EBITDAR on a site, segment and consolidated basis as key performance measures.

We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes, net income attributable to noncontrolling interest and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA.

Subsequent to the SUSP IPO, we have revised our definition of EBITDA to exclude the impact of noncontrolling interest, in order to present a consolidated amount for EBITDA, Adjusted EBITDA and Adjusted EBITDAR which is consistent with the metrics used by our management and in our credit agreement covenants. Prior to the SUSP IPO, the amount of noncontrolling interest was not material.

EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income as measures of operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Please see Note 9 to "Item 6. Selected Financial Data."

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands, except per gallon items)
Revenue:
Merchandise sales	$806,252	$881,911	$976,452
Motor fuel – retail	1,987,072	2,715,279	2,995,840
Motor fuel – wholesale to third parties	1,094,279	1,549,143	1,792,210
Other	43,027	47,835	53,625
Total revenue	$3,930,630	$5,194,168	$5,818,127
Gross Profit:
Merchandise	$270,683	$297,601	$330,952
Motor fuel – retail (1)	135,611	182,521	186,041
Motor fuel – wholesale to third parties (2)	26,018	31,042	37,091
Motor fuel – wholesale to Stripes (2)	—	—	6,472
Other, including intercompany eliminations	40,790	45,822	50,838
Total gross profit	$473,102	$556,986	$611,394
Adjusted EBITDA (3):
Retail	$104,027	$148,549	$154,205
Wholesale	21,499	24,942	35,833
Other	(5,514)	(6,473)	(7,141)
Total Adjusted EBITDA	$120,012	$167,018	$182,897
Retail merchandise margin	33.6%	33.7%	33.9%
Merchandise same store sales growth	4.0%	6.0%	6.6%
Average per retail store per week:
Merchandise sales	$29.6	$31.9	$34.5
Motor fuel gallons sold	27.3	28.7	30.3
Motor fuel gallons sold:
Retail	735,763	785,582	853,163
Wholesale - third party	494,209	522,832	594,909
Average retail price of motor fuel per gallon	$2.70	$3.46	$3.51
Motor fuel gross profit cents per gallon:
Retail (1)	18.4 ¢	23.2 ¢	21.8 ¢
Wholesale - third party (2)	5.3 ¢	5.9 ¢	6.2 ¢
Retail credit card cents per gallon	4.4 ¢	5.5 ¢	5.5 ¢

(1)
Effective September 25, 2012, the retail fuel margin reflects a reduction of approximately three cents per gallon as SUSP began charging a profit mark-up on gallons sold to our retail segment. Prior to this date, no gross profit mark-up was charged by the wholesale segment to the retail segment. Excluding the impact of this profit mark-up to SUSP for fiscal 2012, the average retail margin would have been reported as 22.6 cents per gallon, or 0.75 cents higher.

(2)
The wholesale margin from third parties excludes sales and gross profit to the retail segment. Wholesale margin to Stripes reflects the markup of approximately 3 cents per gallon beginning September 25, 2012. Prior to this date, no profit margin was recognized in the wholesale segment on sales to Stripes stores.

(3))
We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes, net income attributable to noncontrolling interest and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our revolving credit facility and the indenture governing our debt agreements and indentures. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not presented in accordance with GAAP. Please see Note 9 to "Item 6. Selected Financial Data."

The following tables present a reconciliation of our segment operating income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Year Ended January 2, 2011
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$62,765	$16,695	$(9,464)	$69,996
Depreciation, amortization and accretion	38,191	4,664	1,143	43,998
Other miscellaneous	—	—	(174)	(174)
EBITDA	100,956	21,359	(8,495)	113,820
Non-cash stock-based compensation	—	—	2,825	2,825
Loss (gain) on disposal of assets and impairment charge	3,071	140	(18)	3,193
Other operating expenses	—	—	174	174
Adjusted EBITDA	104,027	21,499	(5,514)	120,012
Rent	39,785	3,795	(957)	42,623
Adjusted EBITDAR	$143,812	$25,294	$(6,471)	$162,635

	Year Ended January 1, 2012
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$107,553	$18,515	$(11,178)	$114,890
Depreciation, amortization and accretion	39,973	6,197	1,150	47,320
Other miscellaneous	—	—	(346)	(346)
EBITDA	147,526	24,712	(10,374)	161,864
Non-cash stock-based compensation	—	—	3,588	3,588
Loss (gain) on disposal of assets and impairment charge	1,023	230	(33)	1,220
Other operating expenses	—	—	346	346
Adjusted EBITDA	148,549	24,942	(6,473)	167,018
Rent	42,494	4,310	(1,066)	45,738
Adjusted EBITDAR	$191,043	$29,252	$(7,539)	$212,756

	Year Ended December 30, 2012
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$110,480	$27,590	$(11,638)	$126,432
Depreciation, amortization and accretion	42,714	7,989	731	51,434
Other miscellaneous	—	—	(471)	(471)
EBITDA	153,194	35,579	(11,378)	177,395
Non-cash stock-based compensation	—	101	4,236	4,337
Loss (gain) on disposal of assets and impairment charge	1,011	153	(470)	694
Other operating expenses	—	—	471	471
Adjusted EBITDA	154,205	35,833	(7,141)	182,897
Rent	43,015	4,190	(798)	46,407
Adjusted EBITDAR	$197,220	$40,023	$(7,939)	$229,304

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments, and intercompany eliminations.

(b)
Reference is made to Note 9 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income (loss) attributable to Susser Holdings Corporation.

Another key metric we use to measure our performance is “Fuel-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has grown in each of the last five annual periods, and grew by 13% for 2012 compared to fiscal 2011.

	December 28, 2008	January 3, 2010		January 2, 2011		January 1, 2012	December 30, 2012
	(dollars, except per share amounts, in thousands)
Adjusted EBITDAR, Actual (1)	$145,316	$129,186		$162,635		$212,756	$229,304
Adjustments:
CPG neutral adjustment - retail (2)	6,360	25,058		3,107		(25,331)	(15,091)
CPG neutral adjustment - wholesale (3)	(3,996)	7,192		1,347		(2,093)	(3,816)
Bonus & 401(k) match adjustment (4)	3,787	1,077		8,558		9,927	9,617
Fuel-Neutral Adjusted EBITDAR	$151,467	$162,513		$175,647		$195,259	$220,014
Percent change from prior year	53%	7%		8%		11%	13%

CPG adjustment - retail fuel (2)	0.9 ¢	3.5	¢	0.4	¢	(3.2)¢	(1.8)¢
CPG adjustment - wholesale fuel (3)	(0.8)¢	1.5	¢	0.3	¢	(0.4)¢	(0.6)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in Note 9 in "Item 6. Selected Financial Data.".

(2)
The retail segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2008 - 2012 was 14.5 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual retail gallons sold. The difference between the 5-year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the 5-year average, while a negative adjustment indicates the actual margin was greater than the 5-year average.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average third-party margin per gallon after credit cards (which for the five year period 2008 - 2012 was 5.5 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

Fiscal 2012 Compared to Fiscal 2011
The following discussion of results for fiscal 2012 compared to fiscal 2011 compares the 52-week period of operations ended December 30, 2012 to the 52-week period of operations ended January 1, 2012. During fiscal 2012 we operated an average of 545 retail stores, 14 more than in fiscal 2011.
On September 25, 2012, we contributed substantially all of our wholesale motor fuel distribution business to SUSP. We continue to consolidate the operations of SUSP in our financial results within our wholesale segment. Intercompany revenue and cost of sales continues to be eliminated in our consolidated results. Effective with the SUSP IPO, SUSP began charging a profit margin, which is currently three cents per gallon on gallons sold to our retail segment and to gallons we sell on consignment at independently operated locations. The profit mark-up on sales at consignment locations is eliminated within the wholesale segment. The mark-up to the retail segment transfers fuel gross profit from the retail to the wholesale segment, but does not change our consolidated fuel gross profit amount.
Total Revenue. Total revenue for 2012 was $5.8 billion, an increase of $624.0 million, or 12.0%, from 2011. The increase in total revenue was driven by a 10.3% increase in retail fuel revenue, a 15.7% increase in wholesale fuel revenue to third parties and an increase in merchandise sales of 10.7%, as further discussed below.
Total Gross Profit. Total gross profit for 2012 was $611.4 million, an increase of $54.4 million, or 9.8% from 2011. The increase was primarily due to, the increase in merchandise gross profit of $33.4 million, an increase in wholesale fuel gross profit of $12.5 million and the increase in retail fuel gross profit of $3.5 million, as further discussed below. Included in these increases are the impact of new retail stores constructed or acquired during 2011 and 2012 ($25.2 million increase in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $976.5 million for 2012, a $94.5 million, or 10.7% increase over 2011. The increase was due to a 6.6% merchandise same-store sales increase, accounting for $57.3 million of the increase, with the balance due to new stores built or acquired in 2011 and 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were beer, packaged drinks, food service, cigarettes and snacks. Our strong merchandise sales performance is partly due to the strength of the economy in our markets, performance of our newer stores which are at least one-year old, our continued investment in our older stores, and increasing use of technology to manage our operations.
Merchandise gross profit was $331.0 million for 2012, an 11.2% increase over 2011, which was driven primarily by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.9% for 2012 compared to 33.7% in 2011. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks, snacks, beer and candy. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. The gross profit increase was partly offset by a decline in cigarette gross profit, as cigarette margins were 150 basis points lower than 2011, primarily due to the impact of manufacturer pricing programs initiated in the second quarter of 2011. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2012 were $3.0 billion, an increase of $280.6 million, or 10.3% over 2011, driven primarily by an 8.6% increase in retail gallons sold. The increase was also due to a 1.6% increase in the average retail price of motor fuel, to $3.51 per gallon. We sold an average of approximately 30,300 gallons per retail store per week, 5.8% more than last year. Retail motor fuel gross profit increased by $3.5 million or 1.9% from 2011 due to the increase in gallons sold ($15.7 million), mostly offset by a decrease in the gross profit per gallon. The average retail fuel margin decreased from 23.2 cents per gallon to 21.8 cents per gallon for 2011 and 2012, respectively. This decrease in fuel margin decreased retail fuel gross profit by $12.2 million. After deducting credit card fees, the net margin decreased from 17.7 cents per gallon to 16.3 cents per gallon from 2011 to 2012, respectively.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in the fuel cost to the retail segment for 2012 was approximately $6.4 million, or three cents per gallon for gallons purchased. The impact on average retail segment fuel margin for the year was a reduction of approximately 0.75 cents per gallon. Wholesale segment gross profit was increased by $6.4 million, or a corresponding amount, therefore consolidated SUSS fuel gross profit is not impacted.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2012 were $1.8 billion, a 15.7% increase over 2011. The increase was primarily driven by a 13.8% increase in gallons sold to third parties and a 1.7% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $43.6 million increased $12.5 million or 40.3% from 2011, due to the additional gallons sold, a 4.1% increase in the gross profit per gallon from 5.9 cents to 6.2 cents per gallon on third party sales (responsible for a $1.4 million increase), and the $6.4 million profit margin charged to the retail segment subsequent to September 25, 2012, pursuant to the fuel distribution agreement between us and SUSP.
Other Revenue and Gross Profit. Other revenue of $53.6 million for 2012 increased by $5.8 million or 12.1% from 2011, with a 10.9% increase in associated gross profit. This increase was primarily due to increases in ATM income, carwash income, lottery income, and redbox income ($2.9 million), sale of rights to operate dealer locations in the fourth quarter of 2012 ($1.0 million), money order fee income ($0.5 million), and lubricant oil sales ($0.5 million).
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For 2012, personnel expense increased $19.6 million or 12.2% over 2011. Of the increase in personnel expense, $11.4 million was attributable to the new stores acquired or constructed during 2011 and 2012. The balance of the increase was primarily attributed to supporting the additional customer transactions associated with our 6.6% increase in same-store merchandise sales. On a same-store basis, personnel expense, as a percentage of merchandise sales, decreased by 10 basis points to compared to last year.
General and Administrative Expenses. For 2012, general and administrative expenses increased by $5.5 million, or 12.8%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $4.3 million for 2012, compared to $3.6 million for 2011. A portion of this increase is attributable to a higher stock price on the respective dates of 2012 equity grants as compared to 2011. $1.1 million was related to an increase in professional fees and the remaining $3.7 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program. Included in G&A expense is $7.4 million of bonus and 401(k) match, of which $3.2 million reflects additional bonus and discretionary match related to 2012 above-target performance. This compares to $8.1 million total bonus/401(k) expense included in G&A in 2011, of which $3.3 million was related to above-target performance.
Other Operating Expenses. Other operating expenses increased by $13.5 million or 9.4% over 2011.  Operating expenses related to new stores accounted for $5.2 million of increased costs, with the majority of other increases related to increased sales activity. Significant changes to operating expenses are presented in the table below.

	Twelve Months Ended
	January 1, 2012	December 30, 2012	$ Change	% Change
Credit card expense	$43,348	$47,296	$3,948	9.1%
Utilities	24,866	24,178	(688)	(2.8)%
Maintenance	26,760	28,288	1,528	5.7%
Supplies	10,778	12,689	1,911	17.7%
Other operating expenses	38,347	45,138	6,791	17.7%
Total other operating expenses	$144,099	$157,589	$13,490	9.4%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for both 2011 and 2012. The increase in supplies and maintenance was primarily due to an increase in number of stores operated. The decrease in utilities was attributable to overall lower utility rates due to contract negotiations, lower natural gas prices and reduced volatility in electricity costs in the summer of 2012.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2012 of $51.4 million was up $4.1 million, or 8.7%, from 2011 attributable to the additional assets in service.
Income from Operations. Income from operations for 2012 was $126.4 million, compared to $114.9 million for 2011. The $11.5 million increase is primarily attributed to higher merchandise and fuel gross profit, partly offset by the $19.6 million increase in personnel expenses, as described above.
Income Tax. Income tax expense for 2012 was $33.6 million, which consisted of $2.6 million of expense attributable to the Texas franchise tax and $31.0 million of income tax expense related to the federal and state income tax. Included in the income tax expense for 2012 was a non-cash deferred tax charge of $3.6 million related to our contribution of net assets to SUSP. Excluding the impact of this charge, for the year ended December 30, 2012, our effective tax rate was 35.4% as compared to the effective tax rate for the year ended 2011 of 35.7%. These rates are computed as a percentage of net income before taxes and before reduction of noncontrolling interest. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and is included in the SUSS consolidated Texas franchise tax return.
The income tax expense for 2011 was $26.3 million, which consisted of $2.6 million of expense attributable to the Texas franchise tax and $23.7 million of income tax expense related to federal and state income tax. See Note 16 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributable to noncontrolling interest. The noncontrolling interest share (49.9%) of SUSP's net income for the period beginning its commencement of operations on September 25, 2012, was $4.6 million.
Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for 2012 of $46.7 million, compared to net income attributable to Susser Holdings Corporation of $47.5 million for 2011. The decrease is primarily due to the same factors impacting operating income, as described above, and the increase in noncontrolling interest related to SUSP.
Adjusted EBITDA. Adjusted EBITDA for 2012 was $182.9 million, an increase of $15.9 million, or 9.5% compared to 2011. Retail segment Adjusted EBITDA of $154.2 million increased by $5.7 million, or 3.8% compared to 2011, primarily due to higher fuel gross profit and higher merchandise gross profit, partly offset by increased personnel costs, maintenance and credit card expense. Wholesale segment Adjusted EBITDA of $35.8 million increased by $10.9 million, or 43.7% from 2011, primarily resulting from the higher fuel gross profit, including $6.4 million fuel gross profit charged to the retail segment beginning September 25, 2012. Other segment Adjusted EBITDA reflects net expenses of $7.1 million for the 2012, compared to net expenses of $6.5 million in 2011.

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

Liquidity and Capital Resources

Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facilities, sale leaseback transactions, and other debt or equity transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; (iii) fuel margins have historically trended lower in the first quarter; and (iv) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.

Cash flows from operations were $97.0 million, $108.5 million and $125.8 million for 2010, 2011 and 2012, respectively. The substantial increase in our cash provided from operating activities for 2012 was primarily attributable to the improvement in income from operations, as previously discussed. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax, interest and rent payments. We had $120.6 million and $286.2 million of cash and cash equivalents on hand at the end of 2011 and 2012, respectively, all of which was unrestricted.

Capital Expenditures. Gross capital expenditures, which include acquisitions, purchase of intangibles and accrued expenditures, were $88.6 million, $138.5 million and $179.3 million for 2010, 2011 and 2012, respectively. Our capital spending program is focused on expenditures for new store development in both of our retail and wholesale segments, store improvements, revenue enhancing projects, facility maintenance projects of a normal and recurring nature, fuel transport assets and information systems. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new stores, technology and revenue-generating capital. Other than routine maintenance projects, capital expenditure plans are evaluated based on return on investment and estimated incremental cash flow.

In the last two years, our spending for maintenance/replacement, technology and discretionary revenue enhancing capital expenditures has ranged from approximately $40 million to $50 million. These costs do not include the one-time costs of rebranding and integrating acquired sites into our network or other one-time expenditures. We estimate that we need to spend approximately half of this amount to maintain our existing stores and back office technology, and have more discretion over the remaining half, with the ability to defer this portion of planned capital expenditures should circumstances necessitate a need to conserve cash. As we expand our retail store base and wholesale network, we would expect that our annual expenditures for maintaining and enhancing our assets will also increase. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Included in the capital expenditures above are investments in dealer supply contracts and other intangible assets of $0.3 million, $12.0 million, and $2.4 million for 2010, 2011, and 2012, respectively, and are reflected as intangible assets on our balance sheet.

We do not generally budget for acquisitions, as the size and timing of these opportunities are difficult to predict. However, the consummation of a material acquisition could cause us to modify our other spending plans. In fiscal 2013, we plan to invest approximately $195 million to $215 million in 29 to 35 new retail stores, new dealer projects, maintenance and upgrades of our existing facilities.

We constructed 25 retail stores during 2012. During 2012, we closed four lower volume stores and converted three stores to dealer locations, bringing our retail store count to 559 as of December 30, 2012. During 2012, our wholesale division added 39 dealer sites and terminated supply at 25 sites, bringing the dealer count to 579 as of December 30, 2012.

We completed sale leaseback transactions totaling $32.3 million and $16.1 million for 2010 and 2011, respectively. There were no sale leaseback transactions with third parties for 2012. We currently expect to finance our 2013 capital spending primarily with free cash flow, cash on hand and borrowings under our two revolving credit facilities, including borrowings by SUSP to finance the exercise of certain sale leaseback options under the omnibus agreement. The Partnership has options under the omnibus agreement to purchase newly constructed retail stores from Stripes at Stripes' cost to build and lease them back to Stripes at specified rates for a 15-year initial term. We expect that SUSP will exercise its option with respect to 25 to

35 stores in 2013 and will finance the purchase utilizing a portion of its marketable securities, and will concurrently reduce SUSP's term loan and increase SUSP's revolver borrowings by an equivalent amount. We may also utilize third party lease financing for certain new stores, and we believe we also have access to other debt and equity financing sources if additional financing is required, such as for an acquisition.

We currently expect we will be able to access any required financing for our new store program and other capital needs. Although we are currently able to access sale leaseback and other financing, we continually assess our capital spending needs and re-evaluate our requirements based on current and expected results. In the event of a decrease in operating results or an inability to access sale leaseback or other sources of financing, we could temporarily reduce capital spending without significant short-term detrimental impact to our existing business. For example, we could defer a portion of our new store expansion program or other discretionary capital spending.

Cash Flows from Financing Activities. In September 2012, SUSP completed its IPO of 49.9% of its limited partner interests, receiving net proceeds of $206 million after fees and expenses. SUSP distributed to us $25.3 million of the proceeds from the IPO to reimburse us for certain capital expenditures we incurred with respect to the assets contributed by us to SUSP. The remaining $180.7 million of proceeds were invested in marketable securities. SUSP entered into a Term Loan and Security Agreement (the “SUSP Term Loan”) under which it borrowed $180.7 million, and pledged the marketable securities to obtain the SUSP Term Loan on more favorable terms. The SUSP Term Loan bears interest at a rate equal to LIBOR plus 0.25%, and matures on September 25, 2015, although it may be prepaid without penalty at any time. SUSP distributed $180.7 million of the proceeds from the SUSP Term Loan borrowings to us. The marketable securities will be sold over time and used to finance the future acquisition of assets by SUSP.
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
In connection with the SUSP IPO, Susser Holdings entered into a $12.5 million term loan (the “SUSS Term Loan”), maturing on January 31, 2014, which was prepaid in December 2012. Susser Holdings entered into a guaranty in connection with the SUSP Term Loan and SUSP Revolver, for a maximum obligation of $180.7 million. Additionally, Susser entered into an Amendment to its existing credit agreement which, among other things, reduced the aggregate commitments from $120 million to $100 million. Proceeds from the SUSP Term Loan were distributed to SUSS and were used to repay $27.5 million of existing mortgage debt. We plan to use the balance of these proceeds to construct or acquire new convenience stores and to repay, repurchase or redeem outstanding debt. Our $425 million 8.5% senior unsecured notes are callable at our option in May 2013 at a price of 104.25%.

During the second quarter of 2011, our board of directors authorized us to repurchase up to $15 million of our common stock. As of January 1, 2012, we had completed open-market purchases of 483,843 shares at weighted-average share price of $18.55, or a total value of $9.0 million. No additional repurchases were made during 2012, and the authority expired on December 31, 2012.

During December 2011, we completed a follow-on public offering of an additional 3,775,000 shares of our common stock, par value $0.01 per share at a public offer price of $21.75 per share. The net proceeds of $77.5 million from this offering are being used for growth capital for new store development and general corporate purposes which may include opportunistic debt reduction, from time to time, based on market conditions.

At December 30, 2012, our outstanding consolidated debt was $610.3 million, excluding $3.1 million unamortized issuance premium on our 8.5% Senior Notes due 2016 ("2016 Notes"). As of December 30, 2012, we had $35.6 million borrowed under the SUSP Revolver, and a total of $15.9 million in standby letters of credit. Additional details of our long-term debt are provided in Note 10 in the accompanying Notes to Consolidated Financial Statements.

SUSP made a distribution of $0.3 million to public unitholders during 2012, related to the six days of operation during the third quarter. SUSP declared a distribution to public unitholders of $4.8 million related to its fourth quarter 2012 operations, payable March 1, 2013.

Long term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing, and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at year-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$250,000	$35,590	$12,800	$201,610
SUSS Revolver (a)	100,000	—	3,071	96,929
Total	$350,000	$35,590	$15,871	$298,539
(a) Subject to a borrowing base, which was in excess of $100 million at December 30, 2012.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to repay, redeem or repurchase our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, including our existing notes and our revolving credit facility, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Risk Factors” may also significantly impact our liquidity.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of December 30, 2012:

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
	(dollars in thousands)
Long term debt obligations (1)	$36	$39	$148,207	$426,038	$35,607	$411	$610,338
Interest (2)	39,078	38,673	38,179	14,961	1,115	234	132,240
Operating lease obligations (3)	48,568	47,526	46,327	45,609	45,029	392,852	625,911
Total	$87,682	$86,238	$232,713	$486,608	$81,751	$393,497	$1,368,489

(1)
Payments for 2013 through 2017 reflect required principal payments on our promissory and senior unsecured notes. Assumes the $425 million of senior unsecured notes remain outstanding until maturity in May 2016. However, the notes are callable at our option in May 2013 at a price of 104.25%. Assumes the outstanding balance of the SUSP Revolver at December 30, 2012 of $35.6 million, remains outstanding until the revolver maturities in September 2017.

(2)
Includes interest on senior unsecured notes and promissory notes. Includes interest on revolving credit facilities and commitment fees on the facilities through their maturity dates, using rates in effect at December 30, 2012.

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

Letter of Credit Commitments. Our letter of credit commitments as of December 30, 2012 of $15.9 million are all scheduled to expire during 2013. At maturity, we expect to renew a significant number of our standby letters of credit.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. In these transactions, we enter into agreements for certain amounts of our electricity requirements through a future date at a fixed price. As of December 30, 2012, we had outstanding commitments of approximately $6.4 million for a portion of our estimated electricity requirements through 2013. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions have not been material to our operations and 49 positions, representing 2.1 million gallons, were outstanding at December 30, 2012 with a fair value of ($79,700) liability.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 22. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2010, 2011 and 2012.

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

At December 30, 2012, we had $244.4 million of goodwill recorded in conjunction with past business combinations, consisting of $223.7 million of retail segment goodwill and $20.7 million of wholesale segment goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. In accordance with ASC 350 “Intangibles – Goodwill and Other”, we have assessed the reporting unit definitions and determined that our Retail and Wholesale operating segments are the appropriate reporting units for testing goodwill impairment.

The impairment analysis performed in the fourth quarter of fiscal year 2012 indicated no impairment in either the Retail or Wholesale operating segment.

For the Retail business segment, the margin between fair value and carrying value calculated in 2010 was an excess of fair value over carrying value of 23%, therefore a step one test was deemed unnecessary. In applying the qualitative screening factors, the Company determined that it is more likely than not that the fair value of the Retail reporting unit exceeds the carrying amount. Some of the factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business segment, and the performance of the share price of the Company. In addition, the key inputs used to determine fair value were considered, including industry multiples, the weighted average cost of capital, and the cash flow of the business segment. The analysis of the current year factors, together with the prior year analysis support the Company's conclusion that no impairment exists with respect to the Retail business unit.
Although prior year margin between the fair value and carrying amount of the Wholesale operating segment was 48%, the Company determined that step one of the two-step goodwill impairment test should be applied in testing the Wholesale goodwill due to the potential impact of the IPO of SUSP, which represents a substantial portion of the Wholesale operating segment. The result of this analysis (in thousands) is as follows:

	Fair Value	Carrying Value	Excess	% Excess
Wholesale Segment	$314,090	$255,555	$58,535	23%

The Company computes the fair value of the reporting units employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis).

This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.” The values ascertained using these methods were weighted to obtain a total fair value. The computations require management to make significant estimates and market participant based assumptions. Critical estimates and market participant based assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions used in the 2012 analysis anticipate continued growth using slightly conservative rates compared to historical averages. Assumptions are also made for a “normalized” perpetual growth rate for periods beyond the long range financial forecast period.

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

SUSP, as a limited partnership, is a pass-through entity and is generally not subject to state and federal income tax. We do recognize a deferred income tax liability relative to the difference in book and tax basis in our ownership in SUSP. In addition, we are subject to state and federal tax on our share of the taxable income of SUSP. The Partnership is subject to a statutory requirement that its non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis and the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, SUSP would be taxed as a corporation and their deferred tax assets and liabilities would be included on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 30, 2012, we had a total of $183.8 million debt outstanding, on a consolidated basis, which bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 30, 2012, would be to change interest expense by approximately $1.8 million.
Our primary exposure relates to:

•	Interest rate risk on revolver and term loan borrowings and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.
We manage interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at January 1, 2012 or December 30, 2012.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had 16 positions, representing 0.7 million gallons, with a fair value of

($12,800) outstanding at January 1, 2012 and 49 positions, representing 2.1 million gallons, with a fair value of ($79,700) outstanding at December 30, 2012.
For more information on our hedging activity, please see Note 10 in the accompanying Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements at Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 30, 2012, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of December 30, 2012, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation's internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Susser Holdings Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 of Susser Holdings Corporation and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 15, 2013

Item 9B. Other Information
None.

Item 10.     Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers,” in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2013 annual meeting of stockholders.

Item 11.     Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2013 annual meeting of stockholders.

Item 13.     Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2013 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2013 annual meeting of stockholders.

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits – The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 30, 2012.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules – No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation
By: /s/ Sam L. Susser
Sam L. Susser
President and Chief Executive Officer

Date:	March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam L. Susser	President, Chief Executive Officer and Director	March 15, 2013
Sam L. Susser	(Principal Executive Officer)

/s/ Mary E. Sullivan	Executive Vice President and Chief Financial Officer	March 15, 2013
Mary E. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ David P. Engel	Director	March 15, 2013
David P. Engel

/s/ Bruce W. Krysiak	Director	March 15, 2013
Bruce W. Krysiak

/s/ Armand S. Shapiro	Director	March 15, 2013
Armand S. Shapiro

/s/ Ronald G. Steinhart	Director	March 15, 2013
Ronald G. Steinhart

/s/ Sam J. Susser	Director	March 15, 2013
Sam J. Susser

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation
We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation (the Company) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended December 30, 2012, January 1, 2012 and January 2, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at December 30, 2012 and January 1, 2012, and the consolidated results of its operations and its cash flows for each of the years ended December 30, 2012, January 1, 2012 and January 2, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation's internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 15, 2013

Susser Holdings Corporation
Consolidated Balance Sheets

	January 1, 2012	December 30, 2012

	(in thousands except shares)
Assets
Current assets:
Cash and cash equivalents (SUSP: $6,752 at December 31, 2012)	$120,564	$286,232
Accounts receivable, net of allowance for doubtful accounts of $647 at January 1, 2012, and $707 at December 30, 2012 (SUSP: $33,008 at December 31, 2012)	75,275	105,874
Inventories, net (SUSP: $2,981 at December 31, 2012)	98,723	115,048
Other current assets (SUSP: $821 at December 31, 2012)	19,620	8,271
Total current assets	314,182	515,425
Property and equipment, net (SUSP: $68,173 at December 31, 2012)	474,243	602,151
Other assets:
Marketable securities (SUSP: $148,264 at December 31, 2012)	—	148,264
Goodwill (SUSP: $12,936 at December 31, 2012)	244,398	244,398
Intangible assets, net (SUSP: $23,131 at December 31, 2012)	48,268	45,764
Other noncurrent assets (SUSP: $191 at December 31, 2012)	14,879	15,381
Total assets	$1,095,970	$1,571,383
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $20,847 at December 31, 2012)	$143,088	$171,545
Accrued expenses and other current liabilities (SUSP: $1,101 at December 31, 2012)	49,564	61,208
Current maturities of long-term debt	1,492	36
Total current liabilities	194,144	232,789
Revolving line of credit (SUSP: $3,090 at December 31, 2012)	—	35,590
Long-term debt	449,837	571,649
Deferred gain, long-term portion	30,888	28,548
Deferred tax liability, long-term portion (SUSP: $152 at December 31, 2012)	68,216	85,211
Other noncurrent liabilities (SUSP: $2,476 at December 31, 2012)	17,950	16,897
Total liabilities	761,035	970,684
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,374,451 issued and 20,814,800 outstanding as of January 1, 2012; 21,619,700 issued and 21,229,499 outstanding as of December 30, 2012	210	212
Additional paid-in capital	269,368	276,430
Treasury stock, common shares, at cost; 559,651 as of January 1, 2012; and 390,201 as of December 30, 2012	(9,629)	(8,068)
Retained earnings	74,199	120,924
Total Susser Holdings Corporation shareholders’ equity	334,148	389,498
Noncontrolling interest	787	211,201
Total shareholders’ equity	334,935	600,699
Total liabilities and shareholders’ equity	$1,095,970	$1,571,383
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2012, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(dollars in thousands, except shares and per share amounts)
Revenues:
Merchandise sales	$806,252	$881,911	$976,452
Motor fuel sales	3,081,351	4,264,422	4,788,050
Other income	43,027	47,835	53,625
Total revenues	3,930,630	5,194,168	5,818,127
Cost of sales:
Merchandise	535,569	584,310	645,500
Motor fuel	2,919,722	4,050,859	4,556,410
Other	2,237	2,013	4,823
Total cost of sales	3,457,528	4,637,182	5,206,733
Gross profit	473,102	556,986	611,394
Operating expenses:
Personnel	149,894	160,446	180,042
General and administrative	36,699	43,273	48,796
Other operating	126,699	144,099	157,589
Rent	42,623	45,738	46,407
Loss (gain) on disposal of assets and impairment charge	3,193	1,220	694
Depreciation, amortization and accretion	43,998	47,320	51,434
Total operating expenses	403,106	442,096	484,962
Income from operations	69,996	114,890	126,432
Other income (expense):
Interest expense, net	(64,039)	(40,726)	(41,019)
Other miscellaneous	(174)	(346)	(471)
Total other expense, net	(64,213)	(41,072)	(41,490)
Income before income taxes	5,783	73,818	84,942
Income tax expense	(4,994)	(26,347)	(33,645)
Net income	789	47,471	51,297
Less: Net income attributable to noncontrolling interest	3	14	4,572
Net income attributable to Susser Holdings Corporation	$786	$47,457	$46,725
Net income per share attributable to Susser Holdings Corporation:
Basic	$0.05	$2.74	$2.25
Diluted	$0.05	$2.68	$2.19
Weighted average shares outstanding:
Basic	17,018,032	17,289,337	20,727,985
Diluted	17,190,613	17,702,641	21,314,738

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Comprehensive Income

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(in thousands)

Net income	$789	$47,471	$51,297
Other comprehensive income before tax:
Unrealized gains on cash flow hedge	1,916	—	—
Reclassification adjustment realized in net income	(1,397)	—	—
Other comprehensive income before tax	519	—	—
Income tax expense related to components of other comprehensive income	(161)	—	—
Other comprehensive income, net of tax	358	—	—
Comprehensive income	1,147	47,471	51,297
Less: Comprehensive income attributable to noncontrolling interest	3	14	4,572
Comprehensive income attributable to Susser Holdings Corporation	$1,144	$47,457	$46,725

See accompanying notes

SUSSER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Susser Holdings Corporation Shareholders
		Common Stock		Accumulated Other Comprehensive Income (Loss)
	Noncontrolling Interest	Shares	Par Value		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(dollars and shares in thousands)
Balance at January 3, 2010	$770	17,141	$170	$(358)	$183,880	$—	$25,956	$210,418
Net income	3	—	—	—	—	—	786	789
Net unrealized gains on cash flow hedge:
Unrealized gains, net of tax of $650	—	—	—	1,266	—	—	—	1,266
Reclassification adjustment realized in net income, net of tax expense of $489	—	—	—	(908)	—	—	—	(908)
Non-cash stock-based compensation	—	—	—	—	2,825	—	—	2,825
Issuance of common stock, net of shares repurchased	—	220	2	—	216	(45)	—	173
Balance at January 2, 2011	773	17,361	172	—	186,921	(45)	26,742	214,563
Net income	14	—	—	—	—	—	47,457	47,471
Non-cash stock-based compensation	—	—	—	—	3,588	—	—	3,588
Excess tax benefits on stock-based compensation	—	—	—	—	550	—	—	550
Issuance of common stock	—	3,982	38	—	78,309	—	—	78,347
Repurchase of common stock	—	(528)	—	—	—	(9,584)	—	(9,584)
Balance at January 1, 2012	787	20,815	210	—	269,368	(9,629)	74,199	334,935
Net income	4,572	—	—	—	—	—	46,725	51,297
Non-cash stock-based compensation	—	—	—	—	4,338	—	—	4,338
Excess tax benefits on stock-based compensation	—	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	414	2	—	293	2,901	—	3,196
Repurchase of common stock	—	—	—	—	—	(1,340)	—	(1,340)
Distributions to noncontrolling interest	(312)		—	—	—	—	—	(312)
Proceeds from SUSP offering	206,154	—	—	—	—	—	—	206,154
Balance at December 30, 2012	$211,201	21,229	$212	$—	$276,430	$(8,068)	$120,924	$600,699

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$789	$47,471	$51,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	43,998	47,320	51,434
Amortization of deferred financing fees/debt discount, net	2,966	3,335	3,775
Loss on disposal of assets and impairment charge	3,193	1,220	694
Non-cash stock-based compensation	2,825	3,588	4,338
Deferred income tax	11,032	23,654	16,220
Early extinguishment of debt	21,449	—	—
Excess tax benefits from stock-based compensation	—	(550)	(2,431)
Changes in operating assets and liabilities:
Accounts receivable	4,865	(14,919)	(30,599)
Inventories	(5,352)	(14,583)	(16,324)
Other assets	(7,203)	(1,664)	13,964
Accounts payable	4,107	12,339	24,700
Accrued liabilities	13,994	4,389	12,594
Other noncurrent liabilities	315	(3,146)	(3,906)
Net cash provided by operating activities	96,978	108,454	125,756
Cash flows from investing activities:
Capital expenditures	(87,916)	(127,340)	(174,020)
Purchase of intangibles	(297)	(11,986)	(2,458)
Proceeds from disposal of property and equipment	7,191	248	1,323
Proceeds from sale leaseback transactions	32,285	16,120	—
Acquisition of TCFS Holdings, Inc.	(4,000)	(1,154)	—
Purchase of marketable securities	—	—	(497,426)
Redemption of marketable securities	—	—	349,162
Net cash used in investing activities	(52,737)	(124,112)	(323,419)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	431,241	20,495	193,166
Payments on long-term debt	(408,252)	(1,157)	(73,559)
Revolving line of credit, net	(25,800)	—	35,590
Loan origination costs	(11,635)	(372)	(1,996)
Proceeds from Susser Petroleum Partners LP offering	—	—	206,154
Proceeds from issuance of equity, net of issuance costs	217	78,347	3,197
Purchase of shares for treasury	(45)	(9,584)	(1,340)
Excess tax benefits from stock-based compensation	—	550	2,431
Distributions to noncontrolling unitholders	—	—	(312)
Net cash (used in) provided by financing activities	(14,274)	88,279	363,331
Net increase in cash	29,967	72,621	165,668
Cash and cash equivalents at beginning of year	17,976	47,943	120,564
Cash and cash equivalents at end of period	$47,943	$120,564	$286,232
Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$52,628	$38,129	$37,793
Income taxes paid (refunded)	$(506)	$4,038	$5,052
Noncash investing activities:
Capital expenditures included in accounts payable and accruals at end of year	$4,604	$3,827	$6,634
See accompanying notes

Susser Holdings Corporation
Notes to Consolidated Financial Statements

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Holdings Corporation (“SUSS”, "Susser" the “Company” or "we"), a Delaware Corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating and supplying motor fuel to service stations, convenience stores and commercial customers since the 1930’s.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company’s primary operations are conducted by the following consolidated subsidiaries:

•	Stripes LLC (“Stripes”), a Texas Limited Liability Company, operates convenience stores located in Texas, New Mexico and Oklahoma.

•
Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, operates a motor fuel consignment business and provides transportation logistics services in Texas, New Mexico, Oklahoma and Louisiana. SPC is a wholly owned subsidiary of Stripes. Prior to September 25, 2012, SPC conducted the operations which are now part of the Susser Petroleum Partners LP operation.

•
Effective September 25, 2012, Susser Petroleum Partners LP ("SUSP" or the "Partnership"), a Delaware Limited Partnership, distributes motor fuel to SUSS and third parties in Texas, New Mexico, Oklahoma, and Louisiana. Susser owns 50.1% of the SUSP common units and subordinated units representing limited partner interests and owns 100% of SUSP's general partner, Susser Petroleum Partners GP LLC ("General Partner"). SUSP was formed in June 2012 and completed an initial public offering ("SUSP IPO") on September 25, 2012. See Note 3 for additional information on SUSP.

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at December 30, 2012, but do not conduct any operations (See Note 10). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets. T&C Wholesale LLC ("T&C Wholesale") a wholly-owned subsidiary of SUSP, sells motor fuel and other lubricant products to third parties.
All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries not discussed above are not material to the consolidated financial statements.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2012 refer to the 52-week period ended December 30, 2012. All references to 2011 refer to the 52-week period ended January 1, 2012. All references to 2010 refer to the 52-week period ended January 2, 2011. Stripes and APT follow the same accounting calendar as the Company. SUSP and SPC use calendar month accounting periods, and end their fiscal year on December 31.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting whereby the purchase price is allocated to assets acquired and liabilities assumed based on fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

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

Marketable Securities

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. (See Note 10 for more information concerning fair value measurements) The maturity dates range from January 10, 2013 to March 22, 2013 and are classified on the balance sheet in other assets. Marketable securities also includes approximately $3.4 million in money market funds. The carrying value approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 30, 2012 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for future capital expenditures.

Accounts Receivable

The majority of the trade receivables are from credit cards and wholesale fuel customers. Credit is extended based on evaluation of the customer’s financial condition. Receivables are recorded at face value, without interest or discount. The Company provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Credit losses are recorded when accounts are deemed uncollectible. Non-trade receivables consist mainly of vendor rebate receivables.

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

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill is performed as of the first day of the fourth quarter of the fiscal year.

In its annual impairment analysis, the Company uses qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.
The Company's reporting units are the same as its reportable segments, retail and wholesale. In applying the qualitative approach, the Company determined that the retail business unit more likely than not had a fair value which exceeded the carrying value. Some of the factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business segment, and the performance of the share price of the Company.
With regard to the wholesale reporting unit, the Company determined that step one of the two step approach should be applied given the potential impact of the SUSP IPO, which represents a substantial portion of the Wholesale operating segment. In applying the step one approach, the Company employed multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The values ascertained using these methods were weighted to obtain a total fair value.  The computations require management to make significant estimates and assumptions.  Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others. The results of the Company’s tests indicated no goodwill impairment as the estimated fair value of the wholesale reporting unit was greater than the carrying value.
If after assessing the totality of events or circumstances an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount then performing the two-step test is unnecessary.
If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the "implied fair value" is less than the carrying value, an impairment charge would be recorded.

Other Intangible Assets

Other intangible assets consist of debt issuance costs, supply agreements with customers, favorable and unfavorable lease arrangements, New Mexico liquor licenses, and the fair value attributable to trade names and franchise rights. Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension period that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time. Indefinite-lived intangibles are tested annually for impairment during the fourth quarter of the fiscal year, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

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

Store Closings and Asset Impairment

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company closed three, four and seven retail stores during 2010, 2011 and 2012, respectively. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed within the year incurred and were approximately $5.5 million, $5.6 million and $6.2 million for 2010, 2011 and 2012, respectively.

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

Environmental Liabilities

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. Prior to August 31, 2012, when the fund expired, certain environmental expenditures incurred for motor fuel sites were eligible for refund under the reimbursement programs administered by the Texas Commission on Environmental Quality (TCEQ). A related receivable is recorded for estimable probable reimbursements. Environmental expenditures not eligible for refund from the TCEQ may be recoverable in whole or part from a third party or from the Company’s tank owners insurance coverage, in which case the Company has recorded a liability for its estimated net exposure.

Asset Retirement Obligations

The estimated future cost to remove an underground storage tank is recognized over the estimated useful life of the storage tank. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We review our assumptions for computing the estimated liability for the removal of underground storage tanks on an annual basis. Any change in estimated cash flows are reflected as an adjustment to the liability and the associated asset.

Revenue Recognition

Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the time of sale or when fuel is delivered to the customer. The Company charges its wholesale customers for third-party transportation costs, which are recorded net in cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. We typically own the fuel dispensing equipment and underground storage tanks at consignment sites, and in some cases we own the entire site and have entered into an operating lease with the wholesale customer operating the site. We derive other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, payphones, movie rentals and other ancillary product and service offerings. We record service revenue on a net commission basis at the time the services are rendered.

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail fuel sales were approximately $298.8 million, $320.4 million and $348.5 million for 2010, 2011 and 2012, respectively, and are included in gross fuel sales and cost of fuel sold in the accompanying consolidated statements of operations. Sales taxes on retail merchandise sales were approximately $53.5 million, $58.5 million and $65.0 million for 2010, 2011 and 2012, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying consolidated statements of operations. Motor fuel tax on wholesale sales to third party customers are excluded from revenues and cost of sales and accounted for as liabilities.

Vendor Allowances, Rebates and Deferred Branding Incentives

We receive payments for vendor allowances, volume rebates, deferred branding incentives related to our fuel supply contracts and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. For the years ended 2010, 2011 and 2012 we recognized earned rebates of $36.7 million, $37.2 million and $42.6 million, respectively. Unearned branding incentives are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement. In the case of volume related vendor rebates on merchandise, rebates earned based upon purchases are reflected in inventory and recognized in cost of sales when the merchandise is sold.

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

Income Taxes

We recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. SUSP is a pass-through entity for federal income tax purposes and therefore SUSS is taxable on its portion of SUSP's taxable income. Our deferred income tax liabilities and assets reflect our share of temporary differences incurred since the SUSP IPO.

The Company recognizes the impact of a tax position in the financial statements, if that position is not more likely than not of being sustained, based on the technical merits of the position. See Note 16 for additional information on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk. Net proceeds received and the change in value of the derivatives are recorded as increases or decreases to fuel cost of sales. See Note 10 for additional information.

The Company had firm purchase commitments of approximately $6.4 million as of December 30, 2012, for electricity which will be consumed in the Company’s facilities in the ordinary course of business during 2013. The Company does not trade in electricity derivatives.

Fair Value of Financial Instruments

Cash, accounts receivable, certain other current assets, marketable securities, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

Stock-Based Compensation

The Company and the Partnership have granted non-qualified options, restricted stock, restricted stock units and phantom units for a fixed number of units to certain employees. Stock-based compensation expense is based on the estimated grant-date fair value. We recognize this compensation expense net of an estimated forfeiture rate over the requisite service period of the award.

Reclassification

Certain line items have been reclassified for presentation purposes. Certain intercompany eliminations were reclassified from other costs of sales to motor fuel cost of sales on the consolidated statements of operations to better reflect the nature of the transaction. On the consolidated statements of cash flows, change in notes receivable has been reclassified from a financing activity to an operating activity to better reflect the purpose of these notes receivable. In addition, for the year ended January 1, 2012, deferred income tax reflected in cash flows from operating activities and proceeds from issuance of equity reflected in cash flows from financing activities both incorrectly included the activity from excess tax benefits from stock-based compensation. Also, the change in accrued capital expenditures has been adjusted out of the 2010 and 2011 capital expenditures amounts and the corresponding accounts payable and accrued liabilities amounts and presented as a supplemental disclosure.
Concentration Risk

The Company purchases more than 38% of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”). The Company has been using McLane since 1992. The current two-year contract expired December 2012, and at the Company's option contain three one-year renewals under which the Company is currently operating. We have exercised the first renewal option which runs through January 1, 2014. The Company purchases most of its restaurant products and ingredients from Labatt Food Service, LLC (“Labatt”). The current three-year contract expires in December 2013 and at the Company's option contains two one-year renewals.

Valero and Chevron supplied approximately 35% and 20%, respectively, of the Company’s motor fuel purchases in fiscal 2012. The Company has contracts with Valero and Chevron that expire in July 2018 and August 2014, respectively.

No customers are individually material to our operations.

Cost of Sales

We include in Cost of Sales all costs we incur to acquire fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. Cost of sales does not include any depreciation of our property, plant and equipment, as any amounts attributed to cost of sales would not be significant. Depreciation is separately classified in our Consolidated Statements of Operations.

New Accounting Pronouncements
FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820– Fair Value Measurement)." This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. The ASU was effective for interim and annual periods beginning after December 15, 2011. The adoption of this amended guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.
FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220– Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It was effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU No. 2011-05. The Company adopted this accounting standard in the first quarter of Fiscal 2012 to present a separate statement. This standard affects presentation and disclosure, and therefore will not affect the Company's consolidated financial position, results of operations or cash flows.
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

3.	Susser Petroleum Partners LP

Susser Petroleum Partners LP is a publicly traded limited partnership that was formed by SUSS to engage in the wholesale distribution of motor fuels to Susser and third parties. Its operations are integral to the success of SUSS's retail operations and SUSS purchases all of its motor fuel from SUSP. SUSP's assets consist of substantially all of Susser's motor fuel distribution business (other than SUSS's motor fuel consignment business and transportation assets) and certain owned and leased convenience store properties.
Initial Public Offering
On September 25, 2012, SUSP completed the SUSP IPO of 10,925,000 common units at a price of $20.50 per unit. Net proceeds to SUSP from the issuance of the units were approximately $206 million, net of offering costs and discounts and commissions. In connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement between the Partnership, the General Partner, SUSS, Stripes, Susser Holdings, L.L.C. and SPC (the "Contribution Agreement"):

•
SUSS contributed to Susser Petroleum Operating Company LLC (“SPOC”) substantially all of its wholesale motor fuel distribution business, other than its motor fuel consignment business and transportation assets, which included:

•	marketer, distributor and supply agreements,

•	fuel supply agreements to distribute motor fuel to convenience stores and other retail fuel outlets,

•	real property owned in fee and personal property,

•	leases and subleases under which it was a tenant, and

•	leases and subleases under which it was a landlord.

•	SPC contributed its membership interests in T&C Wholesale LLC to SPOC.

•
SPC contributed its interest in SPOC to the Partnership in exchange for 14,436 common units representing a 0.07% limited partner interest in the Partnership, 10,939,436 subordinated units representing a 50.0% limited partner interest in the Partnership and all of the incentive distribution rights of the Partnership.

As of December 30, 2012, SUSS owned a 50.1% interest in SUSP, all of the incentive distribution rights and 100.0% of the General Partner, which has a 0% non-economic general partner interest in SUSP. We are the primary beneficiary of SUSP's earnings and cash flows and therefore we consolidate SUSP into our financial results. The initial public offering represented the issuance by SUSP of a 49.9% noncontrolling interest in SUSP. All intercompany transactions with SUSP are eliminated in our consolidated balances.
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million. The SUSP Term Loan is collateralized by marketable securities in an amount equal to at least 98% of the SUSP Term Loan balance outstanding. At December 30, 2012, the marketable securities consisted of $148.3 million of commercial paper and money market fund investments.
Susser has entered into a guaranty of collection in connection with the SUSP Revolver and SUSP Term Loan, with maximum obligation to Susser limited to $180.7 million. We are also contingently liable on $1.1 million in mortgage debt. For additional information regarding SUSP and our credit and term loan facilities, see Note 10. In addition, we have provided guarantees of payment to certain of SUSP's vendors. With the exception of these liabilities, SUSP's creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of SUSP and its consolidated subsidiaries.
SUSP is a consolidated variable interest entity ("VIE"). The liabilities which are guaranteed by us are as follows as of December 31, 2012 (in thousands):

December 31, 2012
Accounts Payable	68,037
Current portion of long-term debt	24
Long-term debt/revolver	181,741

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

Omnibus Agreement. In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSP pursuant to which, among other things, SUSP received a three-year option to purchase from Susser up to 75 of our new or recently constructed Stripes ® convenience stores at our cost and lease the stores back to us at a specified rate for a 15-year initial term, and SUSP will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. SUSP also received a ten-year right to participate in acquisition opportunities with us, to the extent SUSP and SUSS are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of our newly constructed convenience stores and independently operated consignment locations. In addition, SUSP agreed to reimburse the General Partner and its affiliates for the costs incurred in managing and operating SUSP. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and SUSP, including certain environmental costs and income tax liabilities.
In addition, our omnibus agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or the alternate fuel sales rate.
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

4.	Accounts Receivable

Accounts receivable consisted of the following:

	January 1, 2012	December 30, 2012
	(in thousands)
Accounts receivable, trade	$31,926	$41,456
Credit card receivables	21,246	41,590
Vendor receivables for rebates, branding and others	9,417	10,244
ATM fund receivables	7,510	7,789
Receivable from state reimbursement funds	346	161
Notes receivable, short-term	326	564
Other receivables	5,151	4,777
Allowance for uncollectible accounts	(647)	(707)
Accounts receivable, net	$75,275	$105,874

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
January 2, 2011	$903	$459	$308	$1,054
January 1, 2012	1,054	189	596	647
December 30, 2012	647	1,015	955	707

5.	Inventories

Inventories consisted of the following:

	January 1, 2012	December 30, 2012
	(in thousands)
Merchandise	$54,480	$59,884
Fuel-retail	28,680	34,550
Fuel-wholesale consignment	5,014	7,168
Fuel-wholesale bulk	1,180	3,300
Lottery	2,044	2,363
Equipment and maintenance spare parts	8,016	8,396
Allowance for inventory shortage and obsolescence	(691)	(613)
Inventories, net	$98,723	$115,048
An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
January 2, 2011	$664	$640	$174	$1,130
January 1, 2012	1,130	(209)	230	691
December 30, 2012	691	203	281	613

6.	Assets Not in Productive Use

Assets Held and Used

Long-lived assets to be held and used at January 1, 2012 and December 30, 2012, classified as other noncurrent assets were $9.3 million and $7.7 million, respectively. These consist largely of under-performing retail stores that have been closed and excess land. Of these assets, $0.5 million for 2011 and 2012 are in our wholesale division. These assets continue to be depreciated over their remaining useful life. Impairment charges recorded in 2010 were $1.5 million, 2011 were not significant, and 2012 were $0.3 million. Fair value is determined based on prices of market comparables. These assets are being offered for sale, however, our expectation is that it may take longer than one year to close such sales.

Assets Held for Sale

Assets held for sale are currently under contract for sale and are expected to be closed within one year. The disposition of assets held for sale during 2011 resulted in a gain of $0.5 million, and in 2012 in an immaterial loss. These are included in gain/loss on disposal of assets and impairment charges in the Consolidated Statements of Operations. We had no assets classified as held for sale as of January 1, 2012 or December 30, 2012.

7.	Property and Equipment

Property and equipment consisted of the following:

	January 1, 2012	December 30, 2012
	(in thousands)
Land	$145,270	$182,288
Buildings and leasehold improvements	279,931	338,287
Equipment	231,201	288,123
Construction in progress	13,634	33,014
Total property and equipment	670,036	841,712
Less: Accumulated depreciation	195,793	239,561
Property and equipment, net	$474,243	$602,151

 Depreciation expense on property and equipment was $41.7 million, $44.3 million and $47.4 million for 2010, 2011 and 2012, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use.

During 2010, the Company recorded a net loss of $1.7 million on disposal of assets. During 2011, the Company recorded a net loss of $1.7 million on disposal of assets. During 2012, the Company recorded a net loss of $0.4 million on disposal of assets. Gains and losses of property and equipment and assets not in productive use are recorded in gain/loss on disposal of assets and impairment charges in the Statements of Operations, along with the impairment loss on assets not in productive use.

8.	Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended January 1, 2012 and December 30, 2012:

	January 1, 2012	December 30, 2012
	(in thousands)
Balance at beginning of period	$240,158	$244,398
Adjustments	4,240	—
Dispositions	—	—
Balance at end of period	$244,398	$244,398

The change in carrying amount of goodwill by business segment for the years ended January 1, 2012 and December 30, 2012 is as follows:

	Retail Segment	Wholesale Segment	Total
Balance as of January 2, 2011	$219,497	$20,661	$240,158
Adjustments	4,240	—	4,240
Balance as of January 1, 2012	223,737	20,661	244,398
Adjustments	—	—	—
Balance as of December 30, 2012	$223,737	$20,661	$244,398

During the second quarter of 2011, the Company determined there was a computational error related to deferred income tax balances established in the initial Town & Country purchase price allocation. As a result, additions of $4.2 million were made related to deferred taxes. The Company evaluated the impact of this error on the initial purchase price allocation and concluded the error was not of a magnitude to require restatement of the initial purchase price allocation. The computational error had less than 2% impact on goodwill, total assets and noncurrent liabilities as of December 30, 2007. As a result, the adjustment was reflected in 2011. No impairment charges related to goodwill were recognized in 2010, 2011 or 2012.

Other Intangibles

The Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over an average period of approximately seven years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately 11 years. The Laredo Taco Company trade name is being amortized over 15 years. Customer intangibles are being amortized over 14 years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at January 1, 2012 and December 30, 2012:

	January 1, 2012			December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Amortized
Supply agreements	29,654	6,432	23,222	31,585	9,521	22,064
Favorable leasehold arrangements, net	323	(99)	422	323	(196)	519
Loan origination costs	14,396	5,537	8,859	15,848	8,040	7,808
Trade names	5,756	3,209	2,547	5,756	3,491	2,265
Other	690	44	646	664	128	536
Intangible assets, net	$63,391	$15,123	$48,268	$66,748	$20,984	$45,764

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for 2010, 2011 and 2012 was $2.1 million, $2.8 million and $3.6 million, respectively. The loan fee amortization included in interest expense for 2010, 2011 and 2012 was $2.8 million, $3.3 million, and $3.8 million, respectively. The write-off of unamortized loan costs related to debt paid off of $8.4 million in 2010 and $0.4 million in 2012 is included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of December 30, 2012 (in thousands):

	Amortization	Interest
2013	$3,744	$2,484
2014	3,392	2,149
2015	3,212	1,982
2016	2,763	914
2017	2,350	280

9.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	January 1, 2012	December 30, 2012
	(in thousands)
Property and sales tax	$10,861	$14,792
Payroll and employee benefits	18,879	22,824
Reserve for environmental remediation, short-term	442	382
Insurance reserves	7,601	9,807
Deferred branding incentives, short-term	787	790
Deferred gain, short-term portion	2,125	2,232
Interest payable	4,621	5,058
Deposits and other	4,248	5,323
Total	$49,564	$61,208

At January 1, 2012 and December 30, 2012, the Company had approximately $7.7 million and $6.0 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $6.9 million and $5.4 million, respectively, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

10.	Long-Term Debt

Long-term debt consisted of the following:

	January 1, 2012	December 30, 2012
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	—	148,166
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	35,590
Other notes payable	30,139	1,581
Unamortized discount	(3,810)	(3,062)
Total debt	451,329	607,275
Less: Current maturities	1,492	36
Long-term debt, net of current maturities	$449,837	$607,239

At December 30, 2012 scheduled future debt maturities are as follows (in thousands):

2013	$36
2014	39
2015	148,207
2016	426,038
2017	35,607
Thereafter	410
Total	$610,337

The fair value of debt as of December 30, 2012, is estimated to be approximately $635.8 million, based on the reported trading activity of the senior unsecured notes at that time, and the par value of the revolving credit facilities and the term loans. The fair value of other notes payable is estimated to be $1.6 million. The estimated fair value of the senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 6.0% to 7.0% maturing from 2016 to 2031. The Company repaid $27.5 million of other debt in September 2012 and $12.5 million in December 2012. The fair value of the term loans and other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. The estimated fair value of the term loans and other notes payable is calculated using Level 3 inputs.
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
At any time prior to May 15, 2013, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2016 Notes at a redemption price of 106.000% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain public equity offerings. The 2016 Notes may also be redeemed prior to May 15, 2013, in whole or in part, at the option of the Company at a redemption price equal to 100% of the principal amount of the 2016 Notes redeemed plus a make-whole premium and accrued and unpaid interest and liquidated damages, if any, to the applicable redemption date.
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
Term Loans
SUSS Term Loan. On September 25, 2012, in connection with the SUSP IPO, the Company entered into a $12.5 million term loan facility with Bank of America, N.A. (the “ SUSS Term Loan ”), expiring January 31, 2014.   Borrowings under the term loan facility bear interest at (i) a base rate plus 1.25% or (ii) LIBOR plus 2.25%. The Company repaid the SUSS Term Loan in December 2012.
SUSP Term Loan. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”).  Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At December 30, 2012, the outstanding balance was $148.2 million and the interest rate on the SUSP Term Loan was 0.47%.
In order to obtain the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). These investments are intended to be used for future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
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
The interest rates under the SUSS Revolver are calculated, at the Company’s option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio of 2.0 times and a minimum fixed charge coverage ratio of 1.15 times. We were in compliance with the required leverage and fixed charge coverage ratios as of December 30, 2012.
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
On September 25, 2012, in connection with the SUSP IPO, Susser entered into Release and Amendment No. 2 (the “Amendment ”) to the Credit Agreement. The Amendment, among other things, (a) reduced the lenders' aggregate commitments under the existing credit agreement to $100 million; (b) released (i) the lenders' security interest in the assets being contributed to SUSP pursuant to the Contribution Agreement and (ii) each of T&C Wholesale LLC and Stripes No. 1009 LLC from its obligation to guarantee the repayment of amounts outstanding under the Credit Agreement and provide security therefor; (c) permit SUSS and the other guarantors under the Credit Agreement to make future asset dispositions to the Partnership in exchange for cash, cash equivalents, assumed obligations or equity interests in the Partnership; (d) amended the transactions with affiliates section of the Credit Agreement to permit Susser and SUSP to engage in various transactions, including, among others, those contemplated by the Omnibus Agreement, Contribution Agreement and Distribution Agreement and (e) permitted the Company to execute the guaranty of collection for the SUSP Term Loan and SUSP Revolver.
As of December 30, 2012, we had no outstanding borrowings under the SUSS Revolver and $3.1 million in standby letters of credit. Our borrowing base in effect at December 30, 2012 allowed a maximum borrowing of $100 million, including outstanding letters of credit and adjusted for the Amendment. Our unused availability on the SUSS revolver at December 30, 2012, was $96.9 million.
SUSP Revolving Credit Facility. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Revolving Credit Agreement with a syndicate of banks, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “SUSP Revolver”). The SUSP Revolver is a $250 million revolving credit facility, expiring September 25, 2017. The facility can be increased from time to time upon SUSP's written request, subject to certain conditions, up to an additional $100 million. Borrowings under the revolving credit facility will bear interest at a (i) base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25% (determined with reference to SUSP's consolidated total leverage ratio). In addition, the unused portion of the SUSP Revolver will be subject to a commitment fee ranging from 0.375% to 0.50%, based on SUSP's consolidated total leverage ratio.
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
As of December 30, 2012, the balance on the SUSP Revolver was $35.6 million and there were $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at December 30, 2012, was $201.6 million. SUSP was in compliance with all covenants.
Guaranty of SUSP Term Loan and SUSP Revolver
On September 25, 2012, in connection with the SUSP IPO, the Company entered into a Guaranty of Collection (the “Guaranty”) in connection with the SUSP Term loan and the SUSP Revolver. Pursuant to the Guaranty, Susser guarantees the collection of (i) the principal amount outstanding under the SUSP Term Loan and (ii) the SUSP Revolver. Susser's obligation under the Guaranty is limited to $180.7 million.  Susser is not required to make payments under the Guaranty unless and until (a) SUSP has failed to make a payment on the SUSP Term Loan or SUSP Revolver, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, effective September 25, 2012, the Company entered into a Reimbursement Agreement with Susser Petroleum Property Company LLC ("Propco"), a wholly owned subsidiary of SUSP, whereby the Company is obligated to reimburse Propco for any amounts paid by Propco under the guaranty of the SUSP Revolver executed by SUSP's subsidiaries. The Company's exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.
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
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at January 1, 2012 or December 30, 2012.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At January 1, 2012, the Company held fuel futures contracts with a fair value of ($12,800) (16 contracts representing 0.6 million gallons). At December 30, 2012, the Company held fuel futures contracts with a fair value of ($79,700) (49 contracts representing 2.1 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a gain in 2010, 2011 and 2012 related to these contracts of less than $0.1 million, $0.8 million and $0.3 million, respectively, which are classified in motor fuel cost of sales in the Company's consolidated statements of operations. The gain realized on hedging contracts is substantially offset by changes in profitability on sale of fuel inventory.

The following table presents fair value measurements of investments segregated by the level within the fair value hierarchy as of December 30, 2012 (in thousands):

	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Derivatives	$80	$—	$80	$—
Total portfolio investments	$80	$—	$80	$—

11.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	Year Ended
	January 1, 2012	December 30, 2012
	(in thousands)
Deferred branding incentives and other, long-term	$6,934	$5,804
Accrued straight-line rent	6,795	6,985
Reserve for underground storage tank removal	4,071	4,022
Reserve for environmental remediation, long-term	150	86
Total	$17,950	$16,897

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended January 1, 2012 and December 30, 2012:

	Year Ended
	January 1, 2012	December 30, 2012
	(in thousands)
Balance at beginning of period	$3,981	$4,071
Liabilities incurred	31	115
Liabilities settled	(157)	(566)
Accretion expense	216	402
Balance at end of period	$4,071	$4,022

12.	Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of our employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2010, 2011 and 2012, net of forfeitures, were approximately $2.2 million, $3.1 million and $2.8 million, respectively. Included in these amounts during 2010, 2011 and 2012, the Company contributed a discretionary match of $1.9 million, $2.6 million and $2.4 million, respectively, based on performance.

We also have established a Nonqualified Deferred Compensation Plan (NQDC) for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2010, 2011 and 2012 was less than $0.1 million, less than $0.2 million and $0.2 million, respectively. The unfunded accrued liability included in accrued liabilities as of January 1, 2012 and December 30, 2012, was $3.5 million and $5.7 million, respectively.

13.	Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $2.0 million in 2013 through 2014, and 1.8 million in 2015 through 2017. The lease expiration dates range from 2013 to 2021, with additional option periods extending from 2014 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 14.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, and reimburse the aircraft management company for fuel and the actual out-of-pocket costs of pilots and their related expenses for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.3 million, $0.3 million and $0.4 million during 2010, 2011 and 2012, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% noncontrolling interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million in 2011 and 2012. The future minimum lease payments are $0.2 million in 2013, and $0.1 million in 2014. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership of Susser Company, Ltd. and their voting rights have been assigned to a subsidiary owned by the Company.

14.	Commitments and Contingencies

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

During 2011, Stripes sold six retail stores to unrelated parties and entered into leaseback agreements for each of the stores. Stripes did not enter into any sale leaseback transactions in 2012. The leases contain primary terms typically of 20 years with annual escalation. The leases are being accounted for as operating leases. We have no continuing involvement in the property with respect to these leases. Any gains on sale leaseback transactions are deferred and amortized to rent expense over the primary term of the lease and losses are recognized at the time of the sale.

The components of net rent expense are as follows:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012

Cash rent:
Store base rent	$42,165	$45,117	$46,512
Equipment rent	1,651	2,078	1,636
Contingent rent	235	285	301
Total cash rent	$44,051	$47,480	$48,449
Non-cash rent:
Straight-line rent	744	489	190
Amortization of deferred gain	(2,172)	(2,231)	(2,232)
Net rent expense	$42,623	$45,738	$46,407

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for 2010, 2011 and 2012 was $2.6 million, $3.0 million and $2.9 million, respectively, and is included in other income.

Rent expense by segment is as follows:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(in thousands)
Retail segment	$39,785	$42,494	$43,015
Wholesale segment	3,795	4,310	4,190
Intercompany eliminations and all other	(957)	(1,066)	(798)
Net rent expense	$42,623	$45,738	$46,407

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2013	$48,568
2014	47,526
2015	46,327
2016	45,609
2017	45,029
Thereafter	392,852
Total	$625,911
Letters of Credit
We were contingently liable for $3.1 million related to irrevocable letters of credit required by various insurers and suppliers at December 30, 2012, under the SUSS Revolver. In addition we have $12.8 million related to irrevocable letters of credit required by various suppliers at December 30, 2012, under the SUSP Revolver.
Corporate Guaranties
The Company has entered into a Guaranty and Reimbursement Agreement in connection with the SUSP Term loan and the SUSP Revolver, as further described in Note 10. The Company's aggregate obligation under this Guaranty and Reimbursement Agreement is limited to $180.7 million. The Company has also provided guarantees of payment to certain of SUSP's fuel supply vendors.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third party liability claims. For 2012, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million self-insured retention. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $0.7 million and $0.4 million, of which $0.5 million and $0.3 million are classified as accrued expenses and other current liabilities as of January 1, 2012 and December 30, 2012, respectively, with the balance included in other noncurrent liabilities. As of December 30, 2012, the investigation and remediation of contamination at 12 sites are covered by insurance as we have already met the deductible. We currently have seven sites that remained open when the Texas Petroleum Storage Tank Remediation fund ended in August 2012, that transferred to the State Lead Remediation Program. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. An additional eleven sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserve and may or may not have responsibility for contamination. The remaining $0.4 million reserve represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to eight additional sites. We have additional reserves of $4.0 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Prior to August 31, 2012, under state reimbursement programs, we are eligible to receive reimbursement for certain future remediation costs, as well as the remediation costs previously paid. The Texas Petroleum Storage Tank Remediation fund expired on August 31, 2012 and no further payments will be made from that fund. Accordingly, we had recorded a net receivable of $0.2 million for the estimated probable state reimbursements, of which $40,000 are included in current receivables as of January 1, 2012. The remaining $0.2 million were included in other assets as of January 1, 2012. Remaining open cases covered by the fund were transferred to the State Lead Remediation Program, for which we do not have any receivables as of December 30, 2012. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of December 30, 2012, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 30, 2012. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $9.8 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

	Year Ended
	January 1, 2012	December 30, 2012
	(in thousands)
Balance at beginning of period	$6,560	$7,601
Liabilities incurred	17,612	19,961
Liabilities settled	(16,571)	(17,755)
Balance at end of period	$7,601	$9,807

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 30, 2012, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $21.5 million. Of this amount, approximately $11.5 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding. We have $6.0 million recorded, net of accumulated amortization, on the balance sheet as of December 30, 2012, of which $0.6 million is included in accrued expenses and other current liabilities and $5.4 million is included in other noncurrent liabilities. The Company amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

15.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(in thousands)
Cash interest expense	$54,643	$38,312	$39,058
Cash paid on interest rate swap	1,397	—	—
Capitalized interest	(366)	(688)	(1,515)
Write-off of loan fees related to early extinguishment of debt	5,510	—	—
Amortization of loan costs and issuance discount, net	2,966	3,335	3,775
Cash interest income	(111)	(233)	(299)
Interest expense, net	$64,039	$40,726	$41,019

16.	Income Tax

We are subject to income taxes in the U.S., New Mexico, Oklahoma and Louisiana. Also included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas ("margin tax"). The net margin tax accrued for the years ended January 1, 2012 and December 30, 2012 was $2.6 million and $2.6 million, respectively. SUSP, as a limited partnership, is not generally subject to state and federal income tax, with the exception of the margin tax in the state of Texas. SUSP is included in the SUSS combined margin tax return. In addition, SUSS includes its share of the components of SUSP's taxable income in its U.S. and state income tax returns.

Components of the Company’s income tax benefit and provision for fiscal years ended January 2, 2011, January 1, 2012, and December 30, 2012 are as follows:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
	(in thousands)
Current:
Federal	$(7,437)	$86	$14,694
State	1,880	2,607	2,731
Total current income tax expense (benefit)	(5,557)	2,693	17,425
Deferred:
Federal	10,507	23,526	16,084
State	44	128	136
Total deferred tax expense	10,551	23,654	16,220
Net income tax expense	$4,994	$26,347	$33,645

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fiscal years ended January 2, 2011, January 1, 2012, and December 30, 2012 are as follows:

	January 2, 2011		January 1, 2012		December 30, 2012
	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %
Tax at statutory federal rate	$2,023	35.0%	$25,831	35.0%	$29,730	35.0%
State and local tax, net of federal benefit	1,251	21.6	1,778	2.4	1,855	2.2
Tax on stock compensation adjustments	1,530	26.5	16	—	—	—
Tax on goodwill adjustment	947	16.4	—	—	—	—
Contribution of net assets to SUSP	—	—	—	—	3,596	4.2
Income attributable to noncontrolling interest	—	—	—	—	(1,600)	(1.9)
Prior year liability true-up	(524)	(9.1)	—	—	—	—
Other	(233)	(4.0)	(1,278)	(1.7)	64	0.1
Tax expense per financial statement	$4,994	86.4%	$26,347	35.7%	$33,645	39.6%

Components of deferred tax assets and liabilities are as follows:

	January 1, 2012	December 30, 2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,357	$3,027
Nonqualified deferred compensation	1,246	2,014
Accrued straight-line rent	2,391	2,458
Allowance for doubtful accounts	217	210
Environmental reserves	136	97
Deferred gain on sale leaseback transactions	11,618	10,875
Deferred revenue	3,868	2,484
Stock-based compensation expense	3,316	3,324
Accrued bonuses	835	1,338
Net operating loss and credit carryovers	1,338	—
Other	8	41
Total deferred tax assets	27,330	25,868
Deferred tax liabilities:
Fixed assets	87,071	95,540
Investment in SUSP	—	5,569
Prepaid assets	358	521
Intangible assets	3,909	4,167
Trade discounts	769	1,029
Other	136	175
Total deferred tax liabilities	92,243	107,001
Net deferred income tax assets (liabilities)	$(64,913)	$(81,133)
Current net deferred tax assets (liabilities)	$3,303	$4,078
Noncurrent net deferred tax assets (liabilities)	$(68,216)	$(85,211)

The Company had net operating losses of $2.5 million as of January 1, 2012. These operating losses were fully utilized during the year ended December 30, 2012. The Company has determined that it is more likely than not that all deferred tax assets will be realized, and has therefore determined that no valuation allowance is needed as of January 1, 2012 or December 30, 2012.
During the third quarter of 2012, the Company recorded a non-cash deferred tax expense of $3.6 million related to the contribution of net assets to SUSP in connection with the IPO. Excluding this charge, for the year ended December 30, 2012, our effective tax rate was 35.4% as compared to the effective tax rate for year ended January 1, 2012 of 35.7%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes.
Uncertain Tax Positions
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company became a taxpayer at October 24, 2006 with the conversion to a “C” corporation. The Company files income and gross franchise tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2009 through 2011 tax years.
As of December 30, 2012, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

17.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. In December 2011, the Company completed a follow-on public offering of 3,775,000 shares of its common stock at a price of $21.75 per share. The net proceeds from the offering were approximately $77.5 million, after deducting underwriting discounts, commission and offering expenses. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,374,451 were issued and 20,814,800 were outstanding as of January 1, 2012, and 21,619,700 were issued and 21,229,499 were outstanding as of December 30, 2012. Included in these amounts are 225,810 and 195,560 shares as of January 1, 2012 and December 30, 2012, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 559,651 and 390,201 shares as of January 1, 2012 and December 30, 2012, respectively, issued as restricted shares which were forfeited prior to vesting, withheld to pay employee payroll taxes upon vesting or repurchased in the open market. Options to purchase 589,163 shares of common stock are outstanding as of December 30, 2012, 394,237 of which are vested. Additionally, 332,364 restricted stock units are outstanding, of which 246,570 remain subject to performance criteria in addition to time-vesting (See Note 18).
On June 2, 2011, the Company announced the approval of a stock repurchase program pursuant to which the Company may elect to repurchase up to $15.0 million of its outstanding common stock. The repurchase authorization expired December 31, 2012. The Company repurchased 483,843 shares during 2011 pursuant to the stock repurchase program at a total value of $9.0 million. No shares were repurchased in 2012.
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 3).

18.	Share-Based Compensation

Stock Options

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. A total of 589,163 options were outstanding at December 30, 2012, of which 394,237 are exercisable. Vesting of most grants are over two to four years and expire 10 years after the original date of grant. The non–exercisable options outstanding at December 30, 2012 vest on various dates from March 2013 to October 2016.

Our policy for issuing shares upon share option exercise or share unit conversion is to first issue shares from treasury, when available, and then to issue new shares.

In accordance with the stock option exchange program approved by the Shareholders on May 26, 2010, on June 27, 2010, Eligible Optionholders tendered, and the Company accepted for cancellation, Eligible Options to purchase an aggregate of 852,910 shares of the Company’s common stock. On June 27, 2010, the Company granted Exchange Options to purchase an aggregate of 362,250 shares of the Company’s common stock and an aggregate of 75,818 shares of Exchange Stock in exchange for the cancellation of the tendered Eligible Options. The exchange was on an estimated fair value neutral basis, but resulted in $372,000 in incremental compensation expense to be recognized over the requisite service period of the Exchange Options and Exchange Stock related to options that had previously been accounted for under APB No. 25. The incremental cost recognized was $85,000 in 2010, $164,000 in 2011 and $123,000 in 2012. The exercise price per share of each Exchange Option is $11.19, which was the closing price of the common stock on June 25, 2010. During the second quarter of 2010, Sam L. Susser voluntarily forfeited his 363,953 outstanding stock options and did not derive any benefit from the stock option exchange program.

The following table summarizes certain information regarding stock option activity for the fiscal 2010, 2011 and 2012:

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 3, 2010	1,743,022	$16.84
Granted	390,750	11.03
Forfeited or expired	(1,335,567)	17.96
Balance at January 2, 2011	798,205	$12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balance at January 1, 2012	793,494	12.30
Granted	35,000	27.50
Exercised	(225,831)	12.00
Forfeited or expired	(13,500)	15.70
Balance at December 30, 2012	589,163	$13.24
Exercisable at December 30, 2012	394,237	$12.46
Vested and expected to vest at December 30, 2012	572,764	$13.22

At December 30, 2012, all outstanding options had an intrinsic value of $12.4 million and a weighted average remaining contractual life of 5.2 years. The vested options had an $8.6 million intrinsic value and a weighted average remaining contractual life of 4.2 years. A total of 225,831 options were exercised during 2012 with total proceeds of $2.7 million received and an intrinsic value of $5.2 million.

Following our IPO, the fair value of each option grant has been estimated using the Black-Scholes-Merton option pricing model, with the following weighted assumptions and results:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012
Weighted average grant fair value	$4.65	$7.08	$12.60
Exercise price	$11.03	$15.20	$27.50
Stock-value on date of grant	$11.03	$15.20	$27.50
Risk-free interest rate	1.6%	2.2%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	4.1	6.1	6.3
Expected volatility	52.6%	45.7%	46.3%

Volatility was estimated by using the blended historical volatility of our stock and an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the simplified method, as allowed by ASC 718, due to the limited actual historical exercise data available. The aggregate grant-date fair value of options granted during fiscal 2010, 2011 and 2012 was approximately $1.8 million, $0.5 million and $0.4 million, respectively. We recorded $1.5 million, $1.2 million and $0.8 million in stock compensation expense during fiscal 2010, 2011 and 2012, respectively for the options outstanding under the 2006 Plan. We received a tax deduction of $0.5 million and $3.4 million during fiscal 2011 and 2012. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 34 months is a total of $0.6 million.

Restricted Stock and Restricted Stock Units

The Company has also granted shares of restricted stock, which vest ratably over a one to four year period. The total fair value of shares vested during fiscal 2012 was approximately $1.6 million. The following table summarizes certain information regarding the restricted stock grants:

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 3, 2010	163,115	$14.80
Granted	219,318	9.64
Vested	(65,536)	13.86
Forfeited	(18,978)	10.60
Nonvested at January 2, 2011	297,919	11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	12.02
Granted	125,588	24.80
Vested	(149,393)	10.90
Forfeited	(6,445)	15.11
Nonvested at December 30, 2012	195,560	$18.89

Stock-based compensation expense of $0.6 million, $1.4 million and $2.0 million was recognized for restricted stock during 2010, 2011 and 2012, respectively. We received a tax deduction of $0.4 million, $2.7 million and $4.4 million in fiscal 2010, 2011 and 2012, respectively. The remaining compensation expense to be recognized over the next 38 months is a total of $1.7 million.

The Company also granted restricted stock units during 2011 and 2012 which were subject to performance criteria, in addition to time vesting requirements. The performance criteria for a portion of these 2011 and 2012 restricted stock units have been deemed to have been met. The restricted stock units vest over a 44 month period. The following table summarizes certain information regarding the restricted stock unit grants:

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 3, 2010	—	$—
Granted	121,000	8.75
Vested	—	—
Forfeited	(10,000)	8.75
Nonvested at January 2, 2011	111,000	8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	(90,842)	11.05
Forfeited	(22,702)	20.76
Nonvested at December 30, 2012	332,364	$21.85
Remain subject to performance criteria (2)	246,570	$24.71

(1) Includes a total of 57,862 units forfeited in 2011 due to incomplete attainment of all performance criteria.
(2) As of March 15, 2013, a total of 171,762 of these units were forfeited due to incomplete attainment of all performance criteria.

Stock-based compensation expense of $0.4 million, $1.0 million and $1.4 million was recognized during 2010, 2011 and 2012, respectively, for restricted stock units. We received a tax deduction of $1.1 million and $3.3 million during fiscal 2011 and 2012. The remaining compensation expense to be recognized over the next 34 months is a total of $1.6 million.

Phantom Common Unit Awards
During 2012 SUSP issued a total of 32,500 phantom unit awards to certain directors and employees of SUSS under the Susser Petroleum Partners LP 2012 Long Term Incentive Plan ("2012 LTIP") in connection with the closing of the SUSP IPO. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a three-year period and employee awards vest ratably over a five-year service period. Total unrecognized compensation cost related to our nonvested phantom units totaled $0.6 million as of December 31, 2012, which is expected to be recognized over a weighted-average period of three years. Stock-based compensation expense of $0.1 million was recognized in 2012 for phantom common unit awards. The fair value of nonvested service phantom units outstanding as of December 31, 2012, totaled $0.8 million.

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

Segment Financial Data for the Year Ended January 2, 2011
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$806,252	$—	$—	$—	$806,252
Fuel	1,987,072	2,672,932	(1,578,653)	—	3,081,351
Other	30,542	20,114	(10,229)	2,600	43,027
Total revenue	2,823,866	2,693,046	(1,588,882)	2,600	3,930,630
Gross profit:
Merchandise	270,683	—	—	—	270,683
Fuel	135,611	26,018	1,058	—	162,687
Other	30,542	10,105	(2,043)	1,128	39,732
Total gross profit	436,836	36,123	(985)	1,128	473,102
Selling, general and administrative (3)	332,809	14,624	(985)	9,467	355,915
Depreciation, amortization and accretion	38,191	4,664	—	1,143	43,998
Other operating expenses (income) (1)	3,071	140	—	(18)	3,193
Operating income (loss)	$62,765	$16,695	$—	$(9,464)	$69,996
Gallons	735,763	1,233,313	(739,104)	—	1,229,972
Total Assets	$775,855	$106,791		$31,963	$914,609
Goodwill	$219,497	$20,661			$240,158
Gross capital expenditures (2)	$76,309	$12,272	$—	$—	$88,581

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Gross capital expenditures include acquisitions and purchase of intangible assets

(3)	Includes personnel, general and administrative, other operating and rent expenses.

Segment Financial Data for the Year Ended January 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$881,911	$—	$—	$—	$881,911
Fuel	2,715,279	3,806,931	(2,257,788)	—	4,264,422
Other	33,684	24,817	(12,483)	1,817	47,835
Total revenue	3,630,874	3,831,748	(2,270,271)	1,817	5,194,168
Gross profit:
Merchandise	297,601	—	—	—	297,601
Fuel	182,521	31,042	2,121	—	215,684
Other	33,684	11,981	(3,221)	1,257	43,701
Total gross profit	513,806	43,023	(1,100)	1,257	556,986
Selling, general and administrative (3)	365,257	18,081	(1,100)	11,318	393,556
Depreciation, amortization and accretion	39,973	6,197	—	1,150	47,320
Other operating expenses (income) (1)	1,023	230	—	(33)	1,220
Operating income (loss)	$107,553	$18,515	$—	$(11,178)	$114,890
Gallons	785,582	1,312,410	(789,578)	—	1,308,414
Total Assets	$925,678	$121,688		$48,604	$1,095,970
Goodwill	$223,737	$20,661			$244,398
Gross capital expenditures (2)	$120,040	$18,509	$—	$—	$138,549

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Gross capital expenditures include acquisitions and purchase of intangible assets

(3)	Includes personnel, general and administrative, other operating and rent expenses.

Segment Financial Data for the Year Ended December 30, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$976,452	$—	$—	$—	$976,452
Fuel	2,995,840	4,266,747	(2,474,537)	—	4,788,050
Other	37,618	29,128	(15,794)	2,673	53,625
Total revenue	4,009,910	4,295,875	(2,490,331)	2,673	5,818,127
Gross profit:
Merchandise	330,952	—	—	—	330,952
Fuel (4)	186,041	43,563	2,036	—	231,640
Other	37,618	13,435	(3,331)	1,080	48,802
Total gross profit	554,611	56,998	(1,295)	1,080	611,394
Selling, general and administrative (3)	400,406	21,266	(825)	11,987	432,834
Depreciation, amortization and accretion	42,714	7,989	(95)	826	51,434
Other operating expenses (income) (1)	1,011	153	—	(470)	694
Operating income (loss)	$110,480	$27,590	$(375)	$(11,263)	$126,432
Gallons	853,163	1,449,954	(855,045)	—	1,448,072
Total assets (5)	$1,200,061	$341,759	$(28,905)	$58,468	$1,571,383
Goodwill	$223,737	$20,661	$—	$—	$244,398
Gross capital expenditures (2)	$164,997	$43,288	$(29,000)	$—	$179,285

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets. Includes current year sale leaseback transactions between wholesale and retail segments and eliminated upon consolidation due to their treatment in retail segment as capital leases.
(3) Includes personnel, general and administrative, other operating and rent expenses.
(4) Effective September 25, 2012, the wholesale segment began charging a profit margin on gallons sold to the retail segment.
(5) Properties subject to sale leaseback transactions between the wholesale and retail segments are included in assets for both segments and eliminated upon consolidation, due to their treatment in the retail segment as capital leases.

20.	Earnings Per Share

Basic EPS which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. Dilutive EPS includes in-the-money stock options and unvested stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and unvested stock has an anti-dilutive effect, and therefore such potential shares, unvested stock and unvested stock units are excluded from the diluted EPS computation.
Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to SUSS is reduced, where applicable, for the decrease in earnings from SUSS's limited partner unit ownership in SUSP that would have resulted assuming the incremental units related to SUSP's equity incentive plans had been issued during the respective periods. Shares not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, unvested restricted stock and unvested restricted stock units granted under the 2006 Equity Incentive Plan (See Note 17).
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012

Basic:
Net income attributable to Susser Holdings Corporation	$786	$47,457	$46,725
Weighted average number of common shares outstanding during the period	17,018,032	17,289,337	20,727,985
Per common share – basic	$0.05	$2.74	$2.25

Net income attributable to Susser Holdings Corporation(a)	$786	$47,457	$46,719
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	17,018,032	17,289,337	20,727,985
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	172,581	413,304	586,753
Denominator for diluted earnings per common share	17,190,613	17,702,641	21,314,738
Per common share – diluted	$0.05	$2.68	$2.19
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	983,608	82,000	23,592
(a) Adjusted for dilutive impact of the impact to noncontrolling interest in SUSP of SUSP dilutive units.

21.	Condensed Consolidating Financial Information
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

Condensed Consolidating Balance Sheet
As of January 1, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$120,558	$6	$—	$120,564
Accounts receivable, net of allowance for doubtful accounts (1)	265,439	(190,957)	5	788	75,275
Inventories, net	—	98,723	—	—	98,723
Other current assets	14,715	4,905	—	—	19,620
Total current assets	280,154	33,229	11	788	314,182
Property and equipment, net	—	473,127	1,116	—	474,243
Investment in subsidiaries	124,868	1,252	—	(126,120)	—
Other noncurrent assets	—	307,366	179	—	307,545
Total assets	$405,022	$814,974	$1,306	$(125,332)	$1,095,970
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,658	$189,970	$24	$—	$192,652
Current maturities of long-term debt	—	1,492	—	—	1,492
Total current liabilities	2,658	191,462	24	—	194,144
Long-term debt	—	449,837	—	—	449,837
Other noncurrent liabilities	68,216	48,838	—	—	117,054
Total liabilities	70,874	690,137	24	—	761,035
Shareholders’ equity:
Susser Holdings Corporation shareholder's equity	334,148	124,837	1,282	(126,119)	334,148
Noncontrolling interest	—	—	—	787	787
Total shareholders’ equity	334,148	124,837	1,282	(125,332)	334,935
Total liabilities and shareholders’ equity	$405,022	$814,974	$1,306	$(125,332)	$1,095,970

(1) Accounts receivable, net includes intercompany balances.

Condensed Consolidating Balance Sheet
As of December 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$279,473	$6,759	$—	$286,232
Accounts receivable, net of allowance for doubtful accounts (1)	140,561	(338,752)	92,552	211,513	105,874
Inventories, net	—	112,441	2,982	(375)	115,048
Other current assets	5,671	1,779	821	—	8,271
Total current assets	146,232	54,941	103,114	211,138	515,425
Property and equipment, net	—	532,878	69,273	—	602,151
Marketable securities	—	—	148,264	—	148,264
Investment in subsidiaries	330,586	(131,426)	—	(199,160)	—
Other noncurrent assets	—	269,107	36,436	—	305,543
Total assets	$476,818	$725,500	$357,087	$11,978	$1,571,383
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,573	$140,166	$90,014	$—	$232,753
Current maturities of long-term debt	—	12	24	—	36
Total current liabilities	2,573	140,178	90,038	—	232,789
Long-term debt	—	422,409	184,830	—	607,239
Other noncurrent liabilities	85,059	42,969	2,628	—	130,656
Total liabilities	87,632	605,556	277,496	—	970,684
Shareholders’ equity:
Susser Holdings Corporation shareholder's equity	389,186	119,944	79,591	(199,223)	389,498
Noncontrolling interest	—	—	—	211,201	211,201
Total shareholders’ equity	389,186	119,944	79,591	11,978	600,699
Total liabilities and shareholders’ equity	$476,818	$725,500	$357,087	$11,978	$1,571,383

(1) Accounts receivable, net includes intercompany balances.

Condensed Consolidating Statement of Operations
For the Year Ended January 2, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$3,930,564	$66	$—	$3,930,630
Cost of sales	—	3,457,528	—	—	3,457,528
Gross Profit	—	473,036	66	—	473,102
Total operating expenses	9,396	393,664	46	—	403,106
Income from operations	(9,396)	79,372	20	—	69,996
Equity in earnings (loss) of subsidiaries	(17,724)	162	—	17,736	174
Interest expense, net	—	64,039	—	—	64,039
Income before income taxes	8,328	15,171	20	(17,736)	5,783
Income tax expense	(4,902)	(92)	—	—	(4,994)
Net income	3,426	15,079	20	(17,736)	789
Less: Net income attributable to noncontrolling interest	—	—	—	3	3
Net income attributable to Susser Holdings Corporation	$3,426	$15,079	$20	$(17,739)	$786

Condensed Consolidating Statement of Operations
For the Year Ended January 1, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$5,194,110	$58	$—	$5,194,168
Cost of sales	—	4,637,182	—	—	4,637,182
Gross Profit	—	556,928	58	—	556,986
Total operating expenses	11,174	430,960	(38)	—	442,096
Income from operations	(11,174)	125,968	96	—	114,890
Equity in earnings (loss) of subsidiaries	(84,997)	269	—	85,074	346
Interest expense, net	—	40,726	—	—	40,726
Income before income taxes	73,823	84,973	96	(85,074)	73,818
Income tax expense	(26,347)	—	—	—	(26,347)
Net income	47,476	84,973	96	(85,074)	47,471
Less: Net income attributable to noncontrolling interest	—	—	—	14	14
Net income attributable to Susser Holdings Corporation	$47,476	$84,973	$96	$(85,088)	$47,457

Condensed Consolidating Statement of Operations
For the Year Ended December 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$5,461,265	$1,078,963	$(722,101)	$5,818,127
Cost of sales	—	4,865,048	1,063,411	(721,726)	5,206,733
Gross Profit	—	596,217	15,552	(375)	611,394
Total operating expenses	11,841	467,502	5,619	—	484,962
Income from operations	(11,841)	128,715	9,933	(375)	126,432
Equity in earnings (loss) of subsidiaries	(90,415)	(4,124)	—	95,010	471
Other expenses	(126)	40,605	540	—	41,019
Income before income taxes	78,700	92,234	9,393	(95,385)	84,942
Income tax expense	(33,422)	—	(223)	—	(33,645)
Net income	45,278	92,234	9,170	(95,385)	51,297
Less: Net income attributable to noncontrolling interest	—	—	—	4,572	4,572
Net income attributable to Susser Holdings Corporation	$45,278	$92,234	$9,170	$(99,957)	$46,725

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 2, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(172)	$97,148	$2	$—	$96,978
Cash flows from investing activities:
Capital expenditures and purchase of intangibles	—	(88,213)	—	—	(88,213)
Acquisition of TCFS Holdings, Inc.	—	(4,000)	—	—	(4,000)
Proceeds from asset sales	—	39,476	—	—	39,476
Net cash used in investing activities	—	(52,737)	—	—	(52,737)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	431,241	—	—	431,241
Payments on long-term debt	—	(408,252)	—	—	(408,252)
Revolving line of credit, net	—	(25,800)	—	—	(25,800)
Loan origination costs	—	(11,635)	—	—	(11,635)
Proceeds from issuance of equity, net of issuance costs	217	—	—	—	217
Purchase of shares for treasury	(45)	—	—	—	(45)
Net cash provided by (used in) financing activities	172	(14,446)	—	—	(14,274)
Net increase in cash	—	29,965	2	—	29,967
Cash and cash equivalents at beginning of year	—	17,970	6	—	17,976
Cash and cash equivalents at end of period	$—	$47,935	$8	$—	$47,943

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 1, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,034	$99,422	$(2)	$—	$108,454
Cash flows from investing activities:
Capital expenditures and purchase of intangibles	—	(139,326)	—	—	(139,326)
Acquisition of TCFS Holdings, Inc.	—	(1,154)	—	—	(1,154)
Proceeds from asset sales	—	16,368	—	—	16,368
Net cash used in investing activities	—	(124,112)	—	—	(124,112)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	20,495	—	—	20,495
Payments on long-term debt	—	(1,157)	—	—	(1,157)
Revolving line of credit, net	—	—	—	—	—
Loan origination costs	—	(372)	—	—	(372)
Contributions from parent	(78,347)	78,347	—	—	—
Proceeds from issuance of equity, net of issuance costs	78,347	—	—	—	78,347
Purchase of shares for treasury	(9,584)	—	—	—	(9,584)
Excess tax benefits from stock-based compensation	550	—	—	—	550
Net cash used in provided by (used in) financing activities	(9,034)	97,313	—	—	88,279
Net increase in cash	—	72,623	(2)	—	72,621
Cash and cash equivalents at beginning of year	—	47,935	8	—	47,943
Cash and cash equivalents at end of period	$—	$120,558	$6	$—	$120,564

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$8,301	$110,148	$7,307	$—	$125,756
Cash flows from investing activities:
Capital expenditures and purchase of intangibles	—	(142,278)	(34,200)	—	(176,478)
Proceeds from asset sales	—	756	567	—	1,323
Redemption of marketable securities	—	—	349,162	—	349,162
Purchase of marketable securities	—	—	(497,426)	—	(497,426)
Net cash used in investing activities	—	(141,522)	(181,897)	—	(323,419)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	12,500	—	180,666	—	193,166
Payments on long-term debt	(12,500)	(28,553)	(32,506)	—	(73,559)
Revolving line of credit, net	—	—	35,590	—	35,590
Loan origination costs	(89)	—	(1,907)	—	(1,996)
Distributions from subsidiaries	324,030	(117,688)	(206,654)	—	(312)
Contributions from parent	(336,530)	336,530	—	—	—
Proceeds from Susser Petroleum Partners LP offering	—	—	206,154	—	206,154
Proceeds from issuance of equity, net of issuance costs	3,197	—	—	—	3,197
Purchase of shares for treasury	(1,340)	—	—	—	(1,340)
Excess tax benefits from stock-based compensation	2,431	—	—	—	2,431
Net cash provided by (used in) financing activities	(8,301)	190,289	181,343	—	363,331
Net increase in cash	—	158,915	6,753	—	165,668
Cash and cash equivalents at beginning of year	—	120,558	6	—	120,564
Cash and cash equivalents at end of period	$—	$279,473	$6,759	$—	$286,232

22.	Quarterly Results of Operations and Seasonality (Unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2010, 2011 and 2012. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2010				2011				2012
	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
	(dollars and gallons in thousands; except per share amounts)
Merchandise sales	$191,038	$208,276	$207,018	$199,920	$203,017	$226,441	$233,464	$218,989	$226,070	$253,125	$256,419	$240,838
Motor fuel sales:
Retail	478,619	511,646	489,130	507,677	618,120	724,993	711,203	660,963	736,405	774,115	767,208	718,112
Wholesale	258,195	287,524	260,066	288,494	336,361	412,069	397,201	403,512	438,801	466,743	464,665	422,001
Other income	10,273	11,093	10,203	11,458	11,635	12,885	11,646	11,669	13,111	12,524	12,524	15,466
Total revenue	938,125	1,018,539	966,417	1,007,549	1,169,133	1,376,388	1,353,514	1,295,133	1,414,387	1,506,507	1,500,816	1,396,417
Merchandise gross profit	62,383	70,673	70,050	67,577	69,011	77,094	78,391	73,105	75,727	86,360	86,681	82,184
Motor fuel gross profit:
Retail	20,291	45,863	42,133	27,324	29,313	60,719	55,306	37,183	27,725	69,802	43,887	44,627
Wholesale	5,028	7,499	7,248	6,243	6,207	9,023	8,410	7,402	7,078	11,061	9,576	15,848
Other gross profit	9,919	9,867	9,946	11,058	11,188	12,094	11,308	11,232	12,422	12,571	12,070	13,775
Total gross profit	97,621	133,902	129,377	112,202	115,719	158,930	153,415	128,922	122,952	179,794	152,214	156,434
Income from operations	1,692	31,912	26,571	9821	10,699	47,660	37,586	18,945	9,508	58,285	26,491	32,148
Net income (loss) attributable to Susser Holdings Corporation	$(4,985)	$(1,916)	$8,952	$(1,265)	$(23)	$23,665	$18,516	$5,299	$(528)	$29,817	$6,847	$10,589
Earnings (loss) per common share:
Basic	$(0.29)	$(0.11)	$0.53	$(0.07)	$—	$1.38	$1.09	$0.29	$(0.03)	$1.44	$0.33	$0.51
Diluted	$(0.29)	$(0.11)	$0.52	$(0.07)	$—	$1.36	$1.06	$0.29	$(0.03)	$1.40	$0.32	$0.49
Merchandise margin, net	32.7%	33.9%	33.8%	33.8%	34.0%	34.0%	33.6%	33.4%	33.5%	34.1%	33.8%	34.1%
Fuel gallons:
Retail	183,068	185,192	185,073	182,430	191,302	194,538	199,650	200,092	208,137	215,261	218,507	211,258
Wholesale	120,013	128,829	122,115	123,252	121,007	128,070	129,950	143,805	141,581	153,565	149,828	149,935
Motor fuel margin:
Retail (a)	11.1¢	24.8¢	22.8¢	15.0¢	15.3¢	31.2¢	27.7¢	18.6¢	13.3¢	32.4¢	20.1¢	21.1¢
Wholesale (b)	4.2¢	5.8¢	5.9¢	5.1¢	5.1¢	7.0¢	6.5¢	5.1¢	5.0¢	7.2¢	6.1¢	6.3¢

(a)
Before deducting credit card, fuel maintenance and other fuel related expenses. Beginning September 25, 2012, the retail fuel margin reflects a reduction of approximately three cents per gallon representing a profit margin on gallons sold by SUSP to SUSS.

(b)Third party sales, excludes sales to retail segment.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (19)

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
10.21
Distribution Service Agreement, effective as of January 1, 2008, by and between Stripes and McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (13)

10.22
Distribution Service Agreement, effective as of January 1, 2011, by and between Stripes and the McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (8)

10.23
Corporate Account Agreement, effective as of January 12, 2011, by and between Stripes and Labatt Food Service LLC (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (8)

10.24
Contract Carrier Transportation Agreement, dated September 12, 2005, by and between Coastal Transport Co. Inc., and Susser Petroleum Company L.P. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (5)

10.25	Letter Agreement, dated September 12, 2005, by and between Coastal Transport Company, Inc. and Susser Petroleum Company, L.P. (5)
10.26	Form of Master Sale Leaseback Agreement (Commercial Net Lease Realty) (5)
10.27	Form of Lease Agreement (Susser Petroleum Properties Property Company) *
10.28
Credit Agreement, dated as of November 13, 2007, among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (14)

10.29
Amendment No. 1 dated May 6, 2008 to Credit Agreement dated November 13, 2007, by and among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., Wachovia Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, Wachovia Capital Markets LLC, and the other lenders party thereof (15)

10.30
Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto (6)

10.31
Amendment No. 1, dated as of June 9, 2011, to Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto. (17)

10.32
Release and Amendment No. 2, dated September 25, 2012, to the Amended and Restated Credit Agreement dated May 7, 2010, among Susser Holdings, L.L.C. as Borrower, Susser Holdings Corporation, as Parent Guarantor, the other guarantors parties thereto, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (19)

10.33	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company effective September 1, 2011 (18)
10.34	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) effective October 1, 2003 (13)
10.35	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008 (16)
10.36	Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012 (19)
10.37	Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (19)
10.38	Term Loan and Pledge Agreement, dated September 25, 2012, between Susser Holdings Corporation, as Borrower, and Bank of America, N.A., as Lender (19)

10.39
Guaranty of Collection, dated September 25, 2012, by Susser Holdings Corporation in favor of (i) Bank of America, N.A., as lender under that certain Term Loan and Security Agreement , dated as of September 25, 2012, between Susser Petroleum Partners LP and Bank of America, N.A., and (ii) Bank of America, N.A., as administrative agent, for the benefit of the lenders under that certain Credit Agreement, dated as of September 25, 2012, among the Susser Petroleum Partners LP, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (19)

21.1	List of Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002**
101	Interactive data files

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

(1)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(5)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 14, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 26, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 18, 2011, as amended.
(9)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 13, 2009.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 13, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008.
(12)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(13)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed December 15, 2009.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(16)	Incorporated by reference to Annex A to the Registrant's definitive proxy statement on Form DEF 14A filed April 15, 2008.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 12, 2011.
(18)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 28, 2011.
(19)	Incorporated by Refernce to the Current Report on Form 8-K of Susser Holdings Corporation Filed September 28, 2012.