Form 10-Q
period 2013-03-31
Susser Holdings CORP
filed 2013-05-10
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	21,327,272 SHARES
(Class)	(Outstanding at May 3, 2013)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Susser Holdings Corporation
Consolidated Balance Sheets

	December 30, 2012	March 31, 2013
		unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents (SUSP: $6,752 at December 31, 2012, and $9,325 at March 31, 2013)	$286,232	$263,918
Accounts receivable, net of allowance for doubtful accounts of $707 at December 31, 2012 and $418 at March 31, 2013 (SUSP: $33,008 at December 31, 2012 and $41,549 at March 31, 2013)	105,874	120,931
Inventories, net (SUSP: $2,981 at December 31, 2012, and $24,008 at March 31, 2013)	115,048	132,678
Other current assets (SUSP: $821 at December 31, 2012 and $147 at March 31, 2013)	6,678	11,662
Total current assets	513,832	529,189
Property and equipment, net (SUSP: $68,173 at December 31, 2012 and $94,749 at March 31, 2013)	602,151	630,262
Other assets:
Marketable securities (SUSP: $148,264 at December 31, 2012 and $122,267 at March 31, 2013)	148,264	122,267
Goodwill (SUSP: $12,936 at December 31, 2012 and at March 31, 2013)	244,398	244,398
Intangible assets, net (SUSP: $23,131 at December 31, 2012 and $22,469 at March 31, 2013)	45,764	44,462
Other noncurrent assets (SUSP: $191 at December 31, 2012 and $172 at March 31, 2013)	15,381	15,417
Total assets	$1,569,790	$1,585,995
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $20,847 at December 31, 2012 and $32,846 at March 31, 2013)	$171,545	$194,218
Accrued expenses and other current liabilities (SUSP: $1,102 at December 31, 2012 and $3,725 at March 31, 2013)	63,834	58,010
Current maturities of long-term debt	36	36
Total current liabilities	235,415	252,264
Revolving line of credit (SUSP: $3,090 at December 31, 2012 and $0 at March 31, 2013)	35,590	58,600
Long-term debt	571,649	545,737
Deferred gain, long-term portion	28,548	27,963
Deferred tax liability, long-term portion (SUSP: $152 at December 31, 2012 and $152 at March 31, 2013)	80,992	81,973
Other noncurrent liabilities (SUSP: $2,476 at December 31, 2012 and $2,344 at March 31, 2013)	16,897	16,303
Total liabilities	969,091	982,840
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,619,700 issued and 21,229,499 outstanding at December 30, 2012; 21,624,468 issued and 21,327,772 outstanding as of March 31, 2013	212	213
Additional paid-in capital	276,430	277,300
Treasury stock, common shares, at cost; 390,201 as of December 30, 2012; 296,696 as of March 31, 2013	(8,068)	(6,203)
Retained earnings	120,924	121,315
Total Susser Holdings Corporation shareholders’ equity	389,498	392,625
Noncontrolling interest	211,201	210,530
Total shareholders’ equity	600,699	603,155
Total liabilities and shareholders’ equity	$1,569,790	$1,585,995
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2012 and March 31, 2013, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	April 1, 2012	March 31, 2013
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$226,070	$247,478
Motor fuel sales	1,175,206	1,225,494
Other income	13,111	13,376
Total revenues	1,414,387	1,486,348
Cost of sales:
Merchandise	150,343	165,645
Motor fuel	1,140,403	1,172,631
Other	689	1,034
Total cost of sales	1,291,435	1,339,310
Gross profit	122,952	147,038
Operating expenses:
Personnel	41,912	50,967
General and administrative	10,934	14,047
Other operating	36,556	40,047
Rent	11,772	11,740
Loss (gain) on disposal of assets and impairment charge	(293)	448
Depreciation, amortization and accretion	12,563	14,182
Total operating expenses	113,444	131,431
Income from operations	9,508	15,607
Other income (expense):
Interest expense, net	(10,327)	(10,105)
Other miscellaneous	(42)	(78)
Total other expense, net	(10,369)	(10,183)
Income (loss) before income taxes	(861)	5,424
Income tax benefit (expense)	335	(1,548)
Net income (loss)	(526)	3,876
Less: Net income attributable to noncontrolling interest	2	4,108
Net loss attributable to Susser Holdings Corporation	$(528)	$(232)
Net loss per share attributable to Susser Holdings Corporation:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic	20,609,213	21,068,222
Diluted	20,609,213	21,068,222

See accompanying notes

Susser Holdings Corporation
Consolidated Statement of Cash Flows
Unaudited

	Three Months Ended
	April 1, 2012	March 31, 2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(526)	$3,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	12,563	14,182
Amortization of deferred financing fees/debt discount, net	853	818
Loss (gain) on disposal of assets and impairment charge	(293)	448
Non-cash stock-based compensation	1,172	1,559
Deferred income tax	(215)	(968)
Excess tax benefits from stock-based compensation	(158)	(1,129)
Changes in operating assets and liabilities:
Accounts receivable	(14,452)	(15,057)
Inventories	(6,426)	(17,630)
Other assets	3,818	(5,018)
Accounts payable	34,267	18,349
Accrued liabilities	(503)	(4,695)
Other noncurrent liabilities	(1,076)	727
Net cash provided by (used in) operating activities	29,024	(4,538)
Cash flows from investing activities:
Capital expenditures	(22,339)	(37,455)
Purchase of intangibles	(213)	(276)
Proceeds from disposal of property and equipment	1,318	35
Purchase of marketable securities	—	(407,120)
Redemption of marketable securities	—	433,116
Net cash used in investing activities	(21,234)	(11,700)
Cash flows from financing activities:
Payments on long-term debt	(366)	(26,109)
Revolving line of credit, net	—	23,010
Proceeds from issuance of equity, net of issuance costs	263	1,616
Purchase of shares for treasury	(104)	(943)
Excess tax benefits from stock-based compensation	158	1,129
Distributions to noncontrolling unitholders	—	(4,779)
Net cash used in financing activities	(49)	(6,076)
Net increase (decrease) in cash	7,741	(22,314)
Cash and cash equivalents at beginning of year	120,564	286,232
Cash and cash equivalents at end of period	$128,305	$263,918
Supplemental disclosure of noncash financing activity:
Issuance of stock from treasury	$1,375	$1,871
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$1,467	$4,323
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

•
Effective September 25, 2012, Susser Petroleum Partners LP ("SUSP" or the "Partnership"), a Delaware Limited Partnership, distributes motor fuel to SUSS and third parties in Texas, New Mexico, Oklahoma, and Louisiana. Susser owns 50.1% of the SUSP common and subordinated units representing limited partner interest and owns 100% of SUSP's general partner, Susser Petroleum Partners GP LLC ("General Partner"). SUSP was formed in June 2012 and completed an initial public offering ("SUSP IPO") on September 25, 2012. See Note 2 for additional information on SUSP.

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes outstanding at March 31, 2013, but do not conduct any operations (See Note 8). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets. T&C Wholesale LLC ("T&C Wholesale"), a wholly-owned subsidiary of SUSP, sells motor fuel and other lubricant products to third parties.
All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2012 refer to the 52-week period ended December 30, 2012. All references to the first quarter of 2012 and 2013 refer to the 13-week periods ended April 1, 2012 and March 31, 2013, respectively. SPC and SUSP use calendar month accounting periods and end their fiscal year on December 31.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at March 31, 2013 and for the three months ended April 1, 2012 and March 31, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three months ended April 1, 2012 and March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.
Certain line items have been reclassified for presentation purposes. On the consolidated statements of cash flows, change in notes receivable has been reclassified from a financing activity to an operating activity to better reflect the purpose of these notes receivable. On the consolidated balance sheets as of December 30, 2012, a reclassification between prepaid income taxes, accrued income taxes, and long-term deferred tax liabilities was made to reflect a revision in our 2012 income tax provision between current and deferred income taxes. This revision had no impact on total income tax for the year ended December 30, 2012.

2.Susser Petroleum Partners LP
Susser Petroleum Partners LP is a publicly traded limited partnership that was formed by SUSS to engage in the wholesale distribution of motor fuels to Susser and third parties. Its operations are integral to the success of our retail operations and we purchase all of our motor fuel from SUSP. SUSP's assets consist of substantially all of Susser's motor fuel distribution business (other than the motor fuel consignment business and transportation assets) and certain owned and leased convenience store properties.
Initial Public Offering
On September 25, 2012, SUSP completed the SUSP IPO of 10,925,000 common units at a price of $20.5 per unit. Net proceeds to SUSP from the issuance of the units were approximately $206 million, net of offering costs and discounts and commissions. After the completion of the SUSP IPO, SUSS owns a 50.1% interest in SUSP, all of the incentive distribution rights and 100.0% of the General Partner, which has a 0.0% non-economic general partner interest in SUSP. We are the primary beneficiary of SUSP's earnings and cash flows and therefore we consolidate SUSP into our financial results. The initial public offering represented the issuance by SUSP of a 49.9% noncontrolling interest in SUSP. All intercompany transactions with SUSP are eliminated in our consolidated balances.
The subordinated units we hold in the Partnership are eligible to participate in quarterly distributions made by the Partnership after the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. The subordinated units will convert into common units on a one-for-one basis on the first business day after the Partnership has paid at least (1) the minimum distribution on each outstanding common and subordinated unit for each of the three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2015 or (2) 150.0% of the minimum quarterly distribution on each outstanding common and subordinated unit and the related distributions on the incentive distributed rights for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on common units at that time.
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million. The SUSP Term Loan is collateralized by marketable securities in an amount equal to at least 98.0% of the SUSP Term Loan balance outstanding. At March 31, 2013, the SUSP term loan outstanding was $122.1 million, and marketable securities consisted of $122.3 million of commercial paper and money market fund investments.
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
SUSP is a consolidated variable interest entity (“VIE”). The amounts shown in the parenthetical presentation on the Consolidated Balance Sheet represents the SUSP balances not guaranteed by SUSS. The liabilities which are guaranteed by us are as follows as of March 31, 2013 (in thousands):

Accounts Payable	$86,706
Current portion of long-term debt	24
Long-term debt	181,735
Commercial Agreements
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

Omnibus Agreement
In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSP pursuant to which, among other things, SUSP received a three-year option to purchase from Susser up to 75 of our new or recently constructed Stripes® convenience stores at our cost and lease the stores back to us at a specified rate for a 15-year initial term, and SUSP will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. SUSP also received a ten-year right to participate in acquisition opportunities with us, to the extent SUSP and Susser are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of our newly constructed convenience stores and independently operated consignment locations. In addition, SUSP agreed to reimburse the General Partner and its affiliates for the costs incurred in managing and operating SUSP. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and SUSP, including certain environmental costs and income tax liabilities.
In addition, the Omnibus Agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or the alternate fuel sales rate. We sold six convenience store properties to SUSP for $26.1 million during the quarter ended March 31, 2013. These stores were leased back to SUSS. Since SUSP's IPO, we have sold a total of 14 convenience store properties to SUSS, for a total cost of $55.1 million, through March 31, 2013.

3.	New Accounting Pronouncements
FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles- Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but did not have an affect on our results of operations, cash flows or related disclosures.

4.Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2012	March 31, 2013
	(in thousands)
Accounts receivable, trade	$41,456	$48,711
Credit card receivables	41,590	50,604
Vendor receivables for rebates, branding and others	10,244	9,778
ATM fund receivables	7,789	8,980
Notes receivable, short-term	564	577
Other receivables	4,938	2,699
Allowance for uncollectible accounts, trade	(707)	(418)
Accounts receivable, net	$105,874	$120,931

5.	Inventories

Inventories consisted of the following:

	December 30, 2012	March 31, 2013
	(in thousands)
Merchandise	$59,884	$57,099
Fuel-retail	34,550	36,528
Fuel-wholesale consignment	7,168	6,087
Fuel-wholesale bulk	3,300	21,576
Lottery	2,363	2,268
Equipment and maintenance spare parts	8,396	9,744
Allowance for inventory shortage and obsolescence	(613)	(624)
Inventories, net	$115,048	$132,678

6.	Property and Equipment

Property and equipment consisted of the following:

	December 30, 2012	March 31, 2013
	(in thousands)
Land	$182,288	$188,993
Buildings and leasehold improvements	338,287	357,440
Equipment	288,123	302,361
Construction in progress	33,014	33,205
Total property and equipment	841,712	881,999
Less: Accumulated depreciation	239,561	251,737
Property and equipment, net	$602,151	$630,262

7.	Goodwill and Other Intangible Assets

Goodwill is not being amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 30, 2012 and March 31, 2013, we had $244.4 million of goodwill recorded in conjunction with past business combinations. The 2012 impairment analysis indicated no impairment in goodwill. As of March 31, 2013, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first quarter of 2013, and we believe the assumptions used in the analysis performed in 2012 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first three months of 2012 or 2013.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 30, 2012 and March 31, 2013:

	December 30, 2012			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Unamortized
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Amortized
Supply agreements	31,585	9,521	22,064	31,851	10,422	21,429
Favorable leasehold arrangements, net	323	(196)	519	502	(35)	537
Loan origination costs	15,848	8,040	7,808	15,848	8,661	7,187
Trade names	5,756	3,491	2,265	4,246	2,052	2,194
Other	664	128	536	664	121	543
Intangible assets, net	$66,748	$20,984	$45,764	$65,683	$21,221	$44,462

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2012	March 31, 2013
	(in thousands)
8.5% senior unsecured notes due 2016	$425,000	$425,000
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	148,166	122,066
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	—	—
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	35,590	58,600
Other notes payable	1,581	1,572
Unamortized discount	(3,062)	(2,865)
Total debt	607,275	604,373
Less: Current maturities	36	36
Long-term debt, net of current maturities	$607,239	$604,337
The fair value of the unsecured notes as of March 31, 2013, is estimated to be approximately $446.3 million, based on the reported trading activity of the senior unsecured notes at that time. The fair value of the term loans, revolving credit facilities and other notes payable are estimated to be $182.2 million. The estimated fair value of the senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 6.0% to 7.0% maturing from 2016 to 2031. The fair value of the term loans and other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. The estimated fair value of the term loans and other notes payable is calculated using Level 3 inputs.
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
The Company has notified the trustee of the 2016 Notes of its intention to redeem the 2016 Notes on May 15, 2013. See Note 17.
SUSP Term Loan
On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”). Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At March 31, 2013, the outstanding balance was $122.1 million and the interest rate on the SUSP Term Loan was 0.45%.
In order to obtain the interest rate on the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). These investments are intended to be used for future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).

Credit Facilities
SUSS Revolving Credit Agreement. On May 7, 2010, Susser Holdings, L.L.C. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a four year revolving credit facility (the “SUSS Revolver”), which was amended on September 25, 2012 in connection with the SUSP IPO. The SUSS Revolver provides for an aggregate principal amount of up to $100 million. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. (iii) SUSP, its consolidated subsidiaries and its General Partner, and (iv) certain future non-operating subsidiaries) are guarantors under the Credit Agreement.
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

The interest rates under the SUSS Revolver are calculated, at the Company's option, at either a base rate or a LIBOR rate plus, in each case, a margin. With respect to LIBOR rate loans, interest will be payable at the end of each selected interest period but no less frequently than quarterly. With respect to base rate loans, interest will be payable quarterly in arrears. The SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of a maximum senior secured leverage ratio of 2.0 times and a minimum fixed charge coverage ratio of 1.15 times. We were in compliance with the required leverage and fixed charge coverage ratios as of March 31, 2013.

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
As of March 31, 2013, we had no outstanding borrowings under the SUSS Revolver and $3.1 million in standby letters of credit. Our borrowing base in effect at March 31, 2013 allowed a maximum borrowing of $100 million, including outstanding letters of credit. Our unused availability on the revolver at March 31, 2013, was $96.9 million.
The Company entered into a Second Amended and Restated Credit Agreement on April 8, 2013, which replaced the existing Credit Agreement. The new facility provides for borrowings up to $250 million prior to the redemption of our 2016 Notes, and $500 million following the 2016 notes redemption, and matures on April 8, 2018. See Note 17.
SUSP Revolving Credit Facility. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a $250 million Revolving Credit Agreement with a syndicate of banks (the “SUSP Revolver”), expiring September 25, 2017. The facility can be increased from time to time upon SUSP's written request, subject to certain conditions, up to an additional $100 million. Borrowings under the revolving credit facility bear interest at a (i) base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25% (determined with reference to SUSP's consolidated total leverage ratio). In addition, the unused portion of the SUSP Revolver is subject to a commitment fee ranging from 0.375% to 0.50%, based on SUSP's consolidated total leverage ratio.
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
As of March 31, 2013, the balance on the SUSP Revolver was $58.6 million and there were $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at March 31, 2013, was $178.6 million. SUSP was in compliance with all covenants.
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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The maturity dates range from April 5, 2013 to June 11, 2013 and are classified on the balance sheet in other assets. Marketable securities also include approximately $5.3 million in money market funds. The carrying value approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 30, 2012 and March 31, 2013 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for future capital expenditures.
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at December 30, 2012 or March 31, 2013.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Bulk fuel purchases and fuel hedging positions have not been material to our operations. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2012, the Company held fuel futures contracts with a fair value of ($79,700) (49 contracts representing 2.1 million gallons). At March 31, 2013, the Company held fuel futures contracts with a fair value of $183,000 (174 contracts representing 7.3 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a gain/(loss) during the first three months of 2012 and 2013 related to these contracts of $0.6 million and $1.0 million, respectively. The gain/(loss) realized on hedging contracts is substantially offset by changes in profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended
	April 1, 2012	March 31, 2013
	(in thousands)
Cash rent:
Store base rent	$11,554	$11,875
Equipment rent	656	386
Contingent rent	70	70
Total cash rent	$12,280	$12,331
Non-cash rent:
Straight-line rent	50	(6)
Amortization of deferred gain	(558)	(585)
Net rent expense	$11,772	$11,740
Letters of Credit
We were contingently liable for $3.1 million related to irrevocable letters of credit required by various insurers and suppliers at March 31, 2013, under the SUSS Revolver. In addition we have $12.8 million related to irrevocable letters of credit required by various suppliers at March 31, 2013, under the SUSP Revolver.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	April 1, 2012	March 31, 2013
	(in thousands)
Cash interest expense	$9,662	$9,890
Capitalized interest	(157)	(490)
Amortization of loan costs and issuance discount, net	853	818
Cash interest income	(31)	(113)
Interest expense, net	$10,327	$10,105

11.	Income Tax
Our interim provision for income taxes is based on our estimated annual effective tax rate for the year of 27.8% plus any discrete items. For the three months ended March 31, 2013, our computed tax rate was 28.7% as compared to the computed tax rate for the three months ended April 1, 2012 of 38.7%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. The decrease in the computed tax rate from first quarter 2012 to first quarter 2013 is primarily attributable to the noncontrolling interest in SUSP. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). SUSP is subject to franchise tax and will be included in the SUSS combined franchise tax return.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company files income and gross franchise tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2009 through 2011 tax years.
As of March 31, 2013, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.Shareholders’ Equity
A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,619,700 were issued and 21,229,499 were outstanding as of December 30, 2012, and 21,624,468 were issued and 21,327,772 were outstanding as of March 31, 2013. Included in these amounts are 195,560 and 219,527 shares as of December 30, 2012 and March 31, 2013, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 390,201 and 296,696 shares as of December 30, 2012 and March 31, 2013, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 543,407 shares of common stock are outstanding as of March 31, 2013, 355,577 of which are vested. Additionally, 371,360 restricted stock units are outstanding, of which 213,188 remain subject to performance criteria in addition to time-vesting (See Note 13).
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 2).
Changes to equity during the three months ended March 31, 2013 are presented below:

	Susser Holdings Corporation Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
	(in thousands)
Balance at December 30, 2012	$389,498	$211,201	$600,699
Net income	(232)	4,108	3,876
Non-cash stock-based compensation	1,559	—	1,559
Excess tax benefits on stock-based compensation	1,129	—	1,129
Issuance of common stock	1,616	—	1,616
Repurchase of common stock	(945)	—	(945)
Distributions to noncontrolling interest	—	(4,779)	(4,779)
Balance at March 31, 2013	$392,625	$210,530	$603,155

13.	Share-Based Compensation

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 2, 2011	798,205	$12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balance at January 1, 2012	793,494	12.30
Granted	35,000	27.50
Exercised	(225,831)	12.00
Forfeited or expired	(13,500)	15.70
Balance at December 30, 2012	589,163	13.24
Granted	—	—
Exercised	(45,756)	11.78
Forfeited or expired	—	—
Balance at March 31, 2013	543,407	$13.37
Exercisable at March 31, 2013	355,577	$12.54
Vested and expected to vest at March 31, 2013	531,358	$13.34

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 2, 2011	297,919	$11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	12.02
Granted	125,588	24.80
Vested	(149,393)	10.90
Forfeited	(6,445)	15.11
Nonvested at December 30, 2012	195,560	18.89
Granted	48,381	44.99
Vested	(23,914)	24.54
Forfeited	(500)	24.71
Nonvested at March 31, 2013	219,527	$24.02

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 2, 2011	111,000	$8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	(90,842)	11.05
Forfeited	(22,702)	20.76
Nonvested at December 30, 2012	332,364	21.85
Granted	213,188	44.99
Vested	—	—
Forfeited (2)	(174,192)	24.71
Nonvested at March 31, 2013	371,360	$33.79
Remain subject to performance criteria	213,188	$44.99

(1) Includes a total of 57,862 units forfeited in 2011 due to incomplete attainment of all performance criteria.
(2) Includes a total of 171,192 units forfeited due to incomplete attainment of all performance criteria.
During the first quarter of 2013, we granted 48,381 shares of restricted stock with an aggregate fair value of $2.2 million, which will be amortized to expense over the requisite service period. During the first quarter of 2013, we granted 213,188 restricted stock units with an aggregate fair value of $9.6 million, which will be amortized to expense over the requisite service period. These restricted stock units are subject to performance criteria based on 2013 results, in addition to time vesting.
On April 3, 2013, our Board of Directors unanimously approved the adoption of the Susser Holdings Corporation 2013 Equity Incentive Plan (the "2013 Plan"), which remains subject to shareholder approval at our annual meeting of shareholders on May 21, 2013. The maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the 2013 Plan will be 1,750,000. Any shares of Common Stock delivered under the 2013 Plan will consist of authorized and unissued shares, or treasury shares.
Under the 2013 Plan, 252,111 restricted stock units will be granted upon approval by shareholders at our annual meeting on May 21, 2013. These restricted stock units will be subject to performance criteria and vest between 2014 and 2016.
Phantom Common Unit Awards
During 2012 SUSP issued a total of 32,500 phantom unit awards to certain directors and employees of SUSS under the 2012 LTIP in connection with the closing of the SUSP IPO. Non-employee director awards vest at the end of a three-year period and employee awards vest ratably over a five-year service period. During the first quarter of 2013, SUSP granted a total 12,139 phantom units, which vest over periods of 12 to 20 months. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method.
 We recognized consolidated non-cash stock compensation expense of $1.2 million and $1.6 million during the three months ended April 1, 2012 and March 31, 2013, respectively, which is included in general and administrative expense.

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
The wholesale segment purchases fuel from a number of refiners and supplies it to the Company's retail stores, to independently-operated dealer stations under long-term supply agreements and to other end users of motor fuel. The wholesale segment includes all of the operations of SUSP, a consolidated VIE which began operations on September 25, 2012, along with other wholesale-segment activities not contributed to SUSP. Sales of fuel from the wholesale to retail segment were delivered at cost, including tax and freight, prior to September 25, 2012. Subsequent to this date, a profit margin of approximately three cents per gallon was added. These amounts are reflected in the intercompany eliminations of fuel revenue and fuel cost of sales.
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
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.

Segment Financial Data for the Three Months Ended March 31, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$247,478	$—	$—	$—	$247,478
Fuel	782,979	1,089,240	(646,725)	—	1,225,494
Other	9,932	7,914	(4,611)	141	13,376
Total revenue	1,040,389	1,097,154	(651,336)	141	1,486,348
Gross profit:
Merchandise	81,833	—	—	—	81,833
Fuel (3)	37,011	15,165	686	—	52,862
Other	9,932	3,820	(1,446)	37	12,343
Total gross profit	128,776	18,985	(760)	37	147,038
Selling, general and administrative	106,891	7,070	—	2,840	116,801
Depreciation, amortization and accretion	11,963	2,727	(620)	112	14,182
Other operating expenses (income) (1)	385	17	—	46	448
Operating income (loss)	$9,537	$9,171	$(140)	$(2,961)	$15,607
Gallons	223,477	367,263	(220,611)	—	370,129
Gross capital expenditures (2)	$39,188	$28,966	$(26,100)	$—	$42,054

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.

15.	Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
	April 1, 2012	March 31, 2013
	(dollars in thousands, except per share data)
Basic:
Net income (loss) attributable to Susser Holdings Corporation	$(528)	$(232)
Weighted average number of common shares outstanding during the period	20,609,213	21,068,222
Per common share – basic	$(0.03)	$(0.01)
Net income (loss) attributable to Susser Holdings Corporation (a)	$(528)	$(237)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	20,609,213	21,068,222
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	—	—
Denominator for diluted earnings per common share	20,609,213	21,068,222
Per common share – diluted	$(0.03)	$(0.01)
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	538,596	580,597
(a) Adjusted for dilutive impact of the noncontrolling interest in SUSP of SUSP dilutive units.

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

Condensed Consolidating Balance Sheet
As of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$254,588	$9,330	$—	$263,918
Accounts receivable, net of allowance for doubtful accounts (1)	139,845	(328,307)	98,863	210,530	120,931
Inventories, net	—	109,016	24,008	(346)	132,678
Other current assets	4,092	7,423	147	—	11,662
Total current assets	143,937	42,720	132,348	210,184	529,189
Property and equipment, net	—	534,417	95,845	—	630,262
Marketable securities	—	—	122,267	—	122,267
Investment in subsidiaries	330,663	(131,891)	—	(198,772)	—
Other noncurrent assets	—	268,521	35,756	—	304,277
Total assets	$474,600	$713,767	$386,216	$11,412	$1,585,995
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,537	$124,384	$123,307	$—	$252,228
Current maturities of long-term debt	—	12	24	—	36
Total current liabilities	4,537	124,396	123,331	—	252,264
Long-term debt	—	422,603	181,734	—	604,337
Other noncurrent liabilities	81,821	41,922	2,496	—	126,239
Total liabilities	86,358	588,921	307,561	—	982,840
Shareholders’ equity:
Susser Holdings Corporation shareholder's equity	388,242	124,846	78,655	(199,118)	392,625
Noncontrolling interest	—	—	—	210,530	210,530
Total shareholders’ equity	388,242	124,846	78,655	11,412	603,155
Total liabilities and shareholders’ equity	$474,600	$713,767	$386,216	$11,412	$1,585,995
___________
(1) Accounts receivable, net includes intercompany balances.

Condensed Consolidating Balance Sheet
As of December 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$279,473	$6,759	$—	$286,232
Accounts receivable, net of allowance for doubtful accounts (1)	140,561	(338,752)	92,552	211,513	105,874
Inventories, net	—	112,441	2,982	(375)	115,048
Other current assets	4,078	1,779	821	—	6,678
Total current assets	144,639	54,941	103,114	211,138	513,832
Property and equipment, net	—	532,878	69,273	—	602,151
Marketable securities	—	—	148,264	—	148,264
Investment in subsidiaries	330,586	(131,426)	—	(199,160)	—
Other noncurrent assets	—	269,107	36,436	—	305,543
Total assets	$475,225	$725,500	$357,087	$11,978	$1,569,790
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,199	$140,166	$90,014	$—	$235,379
Current maturities of long-term debt	—	13	23	—	36
Total current liabilities	5,199	140,179	90,037	—	235,415
Long-term debt	—	422,408	184,831	—	607,239
Other noncurrent liabilities	80,840	42,969	2,628	—	126,437
Total liabilities	86,039	605,556	277,496	—	969,091
Shareholders’ equity:
Susser Holdings Corporation shareholder's equity	389,186	119,944	79,591	(199,223)	389,498
Noncontrolling interest	—	—	—	211,201	211,201
Total shareholders’ equity	389,186	119,944	79,591	11,978	600,699
Total liabilities and shareholders’ equity	$475,225	$725,500	$357,087	$11,978	$1,569,790
___________
(1) Accounts receivable, net includes intercompany balances.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,135,905	$1,081,170	$(730,727)	$1,486,348
Cost of sales	—	1,004,462	1,065,603	(730,755)	1,339,310
Gross Profit	—	131,443	15,567	28	147,038
Total operating expenses	2,799	122,048	6,584	—	131,431
Income (loss) from operations	(2,799)	9,395	8,983	28	15,607
Equity in earnings (loss) of subsidiaries	(4,050)	(4,044)	—	8,172	78
Interest expense, net	—	9,422	683	—	10,105
Income (loss) before income taxes	1,251	4,017	8,300	(8,144)	5,424
Income tax expense	(1,479)	—	(69)	—	(1,548)
Net income (loss)	(228)	4,017	8,231	(8,144)	3,876
Less: Net income attributable to noncontrolling interest	—	—	—	4,108	4,108
Net income (loss) attributable to Susser Holdings Corporation	$(228)	$4,017	$8,231	$(12,252)	$(232)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 1, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,414,369	$18	$—	$1,414,387
Cost of sales	—	1,291,435	—	—	1,291,435
Gross Profit	—	122,934	18	—	122,952
Total operating expenses	11,841	101,597	6	—	113,444
Income (loss) from operations	(11,841)	21,337	12	—	9,508
Equity in earnings (loss) of subsidiaries	(2,127)	33	—	2,136	42
Interest expense, net	(126)	10,453	—	—	10,327
Income (loss) before income taxes	(9,588)	10,851	12	(2,136)	(861)
Income tax benefit	335	—	—	—	335
Net income (loss)	(9,253)	10,851	12	(2,136)	(526)
Less: Net income attributable to noncontrolling interest	—	—	—	2	2
Net income (loss) attributable to Susser Holdings Corporation	$(9,253)	$10,851	$12	$(2,138)	$(528)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,802)	$(19,829)	$17,093	$—	$(4,538)
Cash flows from investing activities:
Redemption of short term investments	94,220	—	338,896	—	433,116
Purchase of short term investments	(94,220)	—	(312,900)	—	(407,120)
Capital expenditures and purchase of intangibles	—	(9,879)	(27,852)	—	(37,731)
Proceeds from asset sales	—	35	—	—	35
Net cash used in investing activities	—	(9,844)	(1,856)	—	(11,700)
Cash flows from financing activities:
Payments on long-term debt	—	(4)	(26,105)	—	(26,109)
Revolving line of credit, net	—	—	23,010	—	23,010
Proceeds from issuance of equity, net of issuance costs	1,616	—	—	—	1,616
Distributions from subsidiaries	—	4,792	(9,571)	—	(4,779)
Purchase of shares for treasury	(943)	—	—	—	(943)
Excess tax benefits from stock-based compensation	1,129	—	—	—	1,129
Net cash provided by (used in) financing activities	1,802	4,788	(12,666)	—	(6,076)
Net increase (decrease) in cash	—	(24,885)	2,571	—	(22,314)
Cash and cash equivalents at beginning of year	—	279,474	6,758	—	286,232
Cash and cash equivalents at end of period	$—	$254,589	$9,329	$—	$263,918

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 1, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(317)	$29,337	$4	$—	$29,024
Cash flows from investing activities:
Capital expenditures and purchase of intangibles	—	(22,552)	—	—	(22,552)
Proceeds from asset sales	—	1,318	—	—	1,318
Net cash used in investing activities	—	(21,234)	—	—	(21,234)
Cash flows from financing activities:
Payments on long-term debt	—	(366)	—	—	(366)
Proceeds from issuance of equity, net of issuance costs	263	—	—	—	263
Purchase of shares for treasury	(104)	—	—	—	(104)
Excess tax benefits from stock-based compensation	158	—	—	—	158
Net cash used in provided by (used in) financing activities	317	(366)	—	—	(49)
Net increase in cash	—	7,737	4	—	7,741
Cash and cash equivalents at beginning of year	—	120,558	6	—	120,564
Cash and cash equivalents at end of period	$—	$128,295	$10	$—	$128,305

17.	Subsequent Event

On April 8, 2013, Susser Holdings, L.L.C. entered into a Second Amended and Restated Credit Agreement (“2013 SUSS Revolver”) which provides for a new five year revolving credit facility in an aggregate principal amount of up to $500 million, maturing on April 8, 2018, and replaces the existing $100 million SUSS Revolver. The 2013 SUSS Revolver may be increased by up to $100 million.
The interest rates under the 2013 SUSS Revolver are calculated at either a base rate or LIBOR plus a margin of 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of LIBOR loans), based on a leverage grid. The 2013 SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of (i) a senior secured leverage ratio of (a) prior to March 31, 2015, not more than 2.75 to 1.00 and (b) on and after March 31, 2015, not more than 2.50 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.50 to 1.00.
The loans under the new revolving credit facility are secured by a first priority security interest in (a) 100% of the Borrower's outstanding equity interests, 100% of the outstanding equity interests of each of the Company's existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of Borrower and Stripes Holdings and each subsidiary guarantor; (c) certain real property, including equipment and fixtures located on such real property, owned by the subsidiary guarantors; (d) substantially all of the present and future personal property and assets of the Borrower and Stripes Holdings and each subsidiary guarantor, including, but not limited to, inventory, accounts receivable, license rights, and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing.
Future borrowings under the new revolving credit facility are expected to be made to redeem and discharge all of the outstanding 2016 Notes on May 15, 2013. Prior to the redemption in full of the 2016 Notes, the availability under the 2013 SUSS Revolver is limited to $250 million, plus a $250 million redemption reserve. Upon the redemption in full of the 2016 Notes, the entire $500 million commitment under the new facility will be available for borrowings as described above.

The Company has elected to redeem all of the outstanding 2016 Notes on May 15, 2013, at a redemption price of 104.25% of the principal amount, plus accrued and unpaid interest. The Company expects to use cash on hand and borrowings under the new 2013 SUSS Revolver to fund the redemption and record a pre-tax charge of approximately $26 million related to such redemption in the second quarter of 2013.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 30, 2012. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2012 and 2013 refer to the 13-week periods ended April 1, 2012 and March 31, 2013, respectively. EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR are non-GAAP financial measures of performance, each of which have limitations and should not be considered as a substitute for net income. Please see footnote (4) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
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

For a full discussion of these and other risks and uncertainties, please refer to “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores in Texas based on store count and one of the largest distributors of motor fuel by volume in Texas. As of March 31, 2013, our retail segment operated 562 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services. Our consolidated results include the operations of Susser Petroleum Partners LP (“SUSP”), of which we own 50.1% of the limited partner interests and 100% of SUSP's general partner. The 49.9% share of SUSP's net income allocated to public limited partners is reflected as income attributable to noncontrolling interest.

For the three months ended March 31, 2013, we sold 370.1 million gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened four new retail stores during the first quarter of 2013 and closed one that is being rebuilt with the Company's larger footprint, for a total of 562 retail stores operated at the end of the quarter. We have opened an additional two retail stores and closed one smaller store to date in the second quarter of 2013, and currently have 14 under construction, with a total of 29 to 35 new retail stores expected to be completed during 2013. We added five dealer sites and discontinued five during the first quarter of 2013, for a total of 579 dealer sites as of the end of the quarter in our wholesale segment. We expect to add a total of 25 to 40 new dealer sites during 2013.

Our total revenues, net loss attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.5 billion, $(0.2) million and $31.8 million, respectively, for first quarter 2013, compared to $1.4 billion, $(0.5) million and $23.0 million, respectively, for first quarter 2012.  Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Crude oil costs increased by approximately $4 per barrel or 4% from the beginning to the end of the first quarter of 2013, with a $94 average price that was 8% lower than in the first quarter of 2012, based on West Texas Intermediate ("WTI") spot prices. Our wholesale motor fuel costs followed a similar pattern as crude oil this quarter.

Our retail fuel margin for the first quarter of 2013 averaged 16.6 cents per gallon compared to 13.3 cents per gallon for the first quarter of 2012, and an average of 12.7 cents per gallon for the first quarter of the previous five years. Concurrent with the completion of the SUSP IPO in September 2012, SUSP began charging the retail segment a three-cent per gallon profit margin on gallons sold to it, which is reflected as a reduction to the 2013 retail margin. After deducting credit card fees, our retail fuel margin for the first quarter of 2013 was 11.0 cents per gallon compared to 7.9 cents a year ago. Wholesale segment third-party fuel margin averaged 5.9 cents per gallon for the first quarter of 2013, compared to 5.0 cents per gallon for the first quarter of 2012. Fuel gross profit represented 36.0% of our consolidated gross profit for the first quarter of 2013 versus 37.9% for the first quarter of 2012.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the United States. Additionally, our business has remained generally more resilient through economic cycles than many other retail formats.  We have reported positive comparable annual merchandise results for each of the last 24 years, and expect 2013 to produce our 25th consecutive annual increase in same-store merchandise sales, with first quarter 2013 growth of 4.2%. We also saw a 4.1% increase in average gallons sold per retail store for the first quarter 2013.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. At the end of the first quarter 2013, we had borrowings of $58.6 million on the SUSP Revolver, and no borrowings on the SUSS Revolver. Our combined availability on both revolving facilities was $275.5 million at the end of the first quarter 2013, in addition to $263.9 million cash on the balance sheet. At the end of the first quarter 2013, our consolidated net debt (total debt less cash and marketable securities) to last 12 months EBITDA was 1.1 times. In April 2013, we entered into a new $500 million revolving credit facility, replacing the existing $100 million SUSS facility. The initial interest rate on the new facility will be LIBOR plus 2.0%. We expect to use cash and borrowings on the new facility to redeem our $425 million 8.5% senior unsecured notes on May 15, 2013. (See Note 17 for additional information)

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	April 1, 2012	March 31, 2013
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$226,070	$247,478
Motor fuel—retail	736,405	782,979
Motor fuel—wholesale	438,801	442,515
Other	13,111	13,376
Total revenue	$1,414,387	$1,486,348
Gross profit:
Merchandise	$75,727	$81,833
Motor fuel—retail (2)	27,725	37,011
Motor fuel—wholesale to third parties (3)	7,078	8,633
Motor fuel—wholesale to Stripes (3)	—	6,532
Other, including intercompany eliminations	12,422	13,029
Total gross profit	$122,952	$147,038
Adjusted EBITDA (4):
Retail	$19,262	$21,885
Wholesale	5,222	12,320
Other	(1,534)	(2,409)
Total Adjusted EBITDA	$22,950	$31,796
Retail merchandise margin	33.5%	33.1%
Merchandise same-store sales growth (1)	6.7%	4.2%
Average per retail store per week:
Merchandise sales	$32.2	$34.1
Motor fuel gallons sold	29.8	31.1
Motor fuel gallons sold:
Retail	208,137	223,477
Wholesale - third party	141,581	146,652
Average retail price of motor fuel per gallon	$3.54	$3.50
Motor fuel gross profit cents per gallon:
Retail (2)	13.3 ¢	16.6 ¢
Wholesale - third party (3)	5.0 ¢	5.9 ¢
Retail credit card cents per gallon	5.4 ¢	5.5 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

(2)
Effective September 25, 2012, the retail fuel margin reflects a reduction of approximately three cents per gallon as SUSP began charging a profit mark-up on gallons sold to our retail segment. Prior to this date, no gross profit mark-up was charged by the wholesale segment to the retail segment. Excluding the impact of this profit mark-up to SUSP for first quarter 2013, the average retail margin would have been reported as 19.6 cents per gallon, or three cents higher.

(3)
The wholesale margin from third parties excludes sales and gross profit to the retail segment. Wholesale margin to Stripes reflects the markup of approximately three cents per gallon beginning September 25, 2012. Prior to this date, no profit margin was recognized in the wholesale segment on sales to Stripes stores.

(4)
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
EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

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
Subsequent to the SUSP IPO, we revised our definition of EBITDA to exclude the impact of noncontrolling interest, in order to present a consolidated amount for EBITDA, Adjusted EBITDA and Adjusted EBITDAR which is consistent with the metrics used by our management and in our credit agreement covenants. Prior to the SUSP IPO, the amount of noncontrolling interest was not material.

The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended
	April 1, 2012	March 31, 2013
	(in thousands)
Net loss attributable to Susser Holdings Corporation	$(528)	$(232)
Net income attributable to noncontrolling interest	2	4,108
Depreciation, amortization and accretion	12,563	14,182
Interest expense, net	10,327	10,105
Income tax (benefit) expense	(335)	1,548
EBITDA	22,029	29,711
Non-cash stock-based compensation	1,172	1,559
(Gain) loss on disposal of assets and impairment charge	(293)	448
Other miscellaneous expense	42	78
Adjusted EBITDA	22,950	31,796
Rent	11,772	11,740
Adjusted EBITDAR	$34,722	$43,536

	Fiscal Year Ended				Twelve Months Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	April 1, 2012	March 31, 2013 (1)
	(in thousands, except cents per gallon)
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457	$46,725	$46,952	$47,021
Net income attributable to noncontrolling interest	39	3	14	4,572	15	8,678
Depreciation, amortization and accretion	44,382	43,998	47,320	51,434	48,981	53,053
Interest expense, net	38,103	64,039	40,726	41,019	41,116	40,797
Income tax expense	1,805	4,994	26,347	33,645	25,262	35,528
EBITDA	86,397	113,820	161,864	177,395	162,326	185,077
Non-cash stock-based compensation	3,433	2,825	3,588	4,337	3,872	4,724
Loss on disposal of assets and impairment charge	2,402	3,193	1,220	694	298	1,435
Other miscellaneous expense	55	174	346	471	354	507
Adjusted EBITDA	92,287	120,012	167,018	182,897	166,850	191,743
Rent	36,899	42,623	45,738	46,407	46,194	46,375
Adjusted EBITDAR	$129,186	$162,635	$212,756	$229,304	$213,044	$238,118
________________

(1)
Each of the line items for the twelve month period ended March 31, 2013 reflects the corresponding items for the fiscal year ended December 30, 2012, plus the items for the three months ended March 31, 2013, less the items for the three months ended April 1, 2012.

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013
	(in thousands)
Operating income (loss)	$9,232	$9,537	$3,227	$9,171	$(2,951)	$(3,101)	$9,508	$15,607
Depreciation, amortization and accretion	10,434	11,963	1,884	2,727	245	(508)	12,563	14,182
Other miscellaneous	—	—	—	—	(42)	(78)	(42)	(78)
EBITDA	19,666	21,500	5,111	11,898	(2,748)	(3,687)	22,029	29,711
Non-cash stock-based compensation	—	—	—	405	1,172	1,154	1,172	1,559
Loss (gain) on disposal of assets and impairment charge	(404)	385	111	17	—	46	(293)	448
Other operating expenses	—	—	—	—	42	78	42	78
Adjusted EBITDA	19,262	21,885	5,222	12,320	(1,534)	(2,409)	22,950	31,796
Rent	10,980	10,874	1,060	860	(268)	6	11,772	11,740
Adjusted EBITDAR	$30,242	$32,759	$6,282	$13,180	$(1,802)	$(2,403)	$34,722	$43,536

Another key metric we use to measure our performance is “Fuel-Margin-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Margin-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Margin-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has grown in each of the last four annual periods, and grew by 3% for the last twelve months ended March 31, 2013 compared the last twelve months ended April 1, 2012.

	Fiscal Year Ended						Twelve Months Ended
	January 3, 2010		January 2, 2011		January 1, 2012	December 30, 2012	April 1, 2012	March 31, 2013
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$129,186		$162,635		$212,756	$229,304	$213,043	$238,118
Adjustments:
CPG neutral adjustment - retail (2)	26,476		4,557		(23,784)	(19,850)	(18,112)	(32,453)
CPG neutral adjustment - wholesale (3)	7,192		1,347		(2,093)	(3,816)	(1,812)	(5,411)
Bonus & 401(k) match adjustment (4)	1,077		8,558		9,927	9,617	9,948	9,837
Fuel-Neutral Adjusted EBITDAR	$163,931		$177,097		$196,806	$215,255	$203,067	$210,091
Percent change from prior period (5)	7%		8%		11%	9%		3%

CPG adjustment - retail fuel (2)	3.7	¢	0.6	¢	(3.0)¢	(2.3)¢	(2.3)¢	(3.7)¢
CPG adjustment - wholesale fuel (3)	1.5	¢	0.3	¢	(0.4)¢	(0.6)¢	(0.3)¢	(0.9)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in the preceding tables.

(2)
The retail segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2008 - 2012 was 14.7 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual retail gallons sold. The difference between the five year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the five year average, while a negative adjustment indicates the actual margin was greater than the five year average. Our presentation of fuel-margin-neutral EBITDAR has been adjusted to eliminate the impact of the gross profit margin charged by SUSP to the retail segment subsequent to the SUSP IPO in September 2012.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average third-party margin per gallon after credit cards (which for the five year period 2008 - 2012 was 5.5 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

(5)	Calendar year periods compared to prior calendar year. Twelve-month period ended March 31, 2012 is compared to the twelve months ended April 1, 2012.

First Quarter 2013 Compared to First Quarter 2012
The following discussion of results for first quarter 2013 compared to first quarter 2012 compares the 13-week period of operations ended March 31, 2013 to the 13-week period of operations ended April 1, 2012. During the first quarter of 2013 we operated an average of 558 retail stores, 18 more than in the first quarter of 2012.
On September 25, 2012, we contributed substantially all of our wholesale motor fuel distribution business to SUSP. We continue to consolidate the operations of SUSP in our financial results within our wholesale segment. Intercompany revenue and cost of sales is eliminated in our consolidated results. Effective with the SUSP IPO, SUSP began charging a profit margin, which is approximately three cents per gallon on gallons sold to our retail segment and to gallons we sell on consignment at independently operated locations. The profit mark-up on sales at consignment locations is eliminated within the wholesale segment. The mark-up to the retail segment transfers fuel gross profit from the retail to the wholesale segment, but does not change our consolidated fuel gross profit amount.
Total Revenue. Total revenue for first quarter 2013 was $1.5 billion, an increase of $72.0 million, or 5.1%, from first quarter 2012. The increase in total revenue was driven by an increase in merchandise sales of 9.5%, a 6.3% increase in retail fuel revenue and a 0.8% increase in wholesale fuel revenue to third parties, as further discussed below.
Total Gross Profit. Total gross profit for first quarter 2013 was $147.0 million, an increase of $24.1 million, or 19.6% from first quarter 2012. The increase was primarily due to the increase in retail fuel gross profit of $9.3 million, an increase in wholesale fuel gross profit of $8.1 million (including $6.5 million impact from the profit margin now charged to the retail segment) and an increase in merchandise gross profit of $6.1 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2012 and 2013 ($6.0 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $247.5 million for first quarter 2013, an increase of $21.4 million, or 9.5% increase over first quarter 2012. The increase was due to a 4.2% merchandise same-store sales increase, accounting for $9.5 million of the increase, with the balance due to new stores built or acquired in 2012 and 2013. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were beer, food service, packaged drinks, cigarettes and snacks.
Merchandise gross profit was $81.8 million for the first quarter 2013, a 8.1% increase over first quarter 2012, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.1% in the first quarter 2013 compared to 33.5% in the first quarter 2012. Key categories contributing to the merchandise gross profit dollar growth were packaged drinks, food service and snacks. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. This increase was offset by a decline in cigarette gross profit. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first quarter 2013 were $783.0 million, an increase of $46.6 million, or 6.3% over first quarter 2012, driven by a 7.4% increase in retail gallons sold. The increase was partly offset by a 1.0% decrease in the average retail price of motor fuel, to $3.50 per gallon. We sold an average of approximately 31,100 gallons per retail store per week in the first quarter 2013, 4.1% more than first quarter 2012. Retail motor fuel gross profit increased by $9.3 million or 33.5% from first quarter 2012 due to an increase in the gross profit per gallon and by the increase in gallons sold ($2.0 million). The average retail fuel margin increased from 13.3 cents per gallon to 16.6 cents per gallon for first quarter 2012 and first quarter 2013, respectively. This increase in fuel margin increased retail fuel gross profit by $7.2 million. After deducting credit card fees, the net margin increased from 7.9 cents per gallon to 11.0 cents per gallon from first quarter 2012 to first quarter 2013.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in the fuel cost and corresponding reduction in fuel gross profit to the retail segment for first quarter 2013 was approximately $6.6 million, or three cents per gallon for gallons purchased. Wholesale segment gross profit was increased by $6.5 million on its sales to the retail segment. Other than a small difference due to timing of sales and purchases between the segments, consolidated SUSS fuel gross profit is not materially impacted by the implementation of this profit margin.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first quarter 2013 were $442.5 million, a 0.8% increase over first quarter 2012. The increase was primarily driven by a 3.6% increase in gallons, partly offset by a 2.6% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $15.2 million increased $8.1 million or 114.2% from first quarter 2012, due to the $6.5 million profit margin charged to the retail segment subsequent to September 25, 2012, additional gallons sold and a 17.8% increase in the gross profit per gallon from third parties from 5.0 to 5.9 cents per gallon (responsible for a $1.3 million increase).
Other Revenue and Gross Profit. Other revenue of $13.4 million for first quarter 2013 increased by $0.3 million or 2.0% from first quarter 2012, with a $0.6 million or 4.9% increase in associated gross profit. $0.3 million of this increase related to an increase in car wash income and $0.2 million in ATM income, partly offset by a $0.2 million decrease in lottery income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first quarter 2013, personnel expense increased $9.1 million or 21.6% over first quarter 2012. Of the increase in personnel expense, $4.8 million was attributable to the new stores acquired or constructed during 2012 and 2013. As a percentage of merchandise sales, personnel expense increased by 210 basis points to 20.6% compared to last year, mostly attributable to additional training and start-up costs related to the large number of new stores recently opened, and higher benefit costs across all stores.
General and Administrative Expenses. For first quarter 2013, general and administrative ("G&A") expenses increased by $3.1 million, or 28.5%, from first quarter 2012. G&A expenses include non-cash stock-based compensation expenses which were $1.7 million for the first quarter 2013, compared to $1.2 million for the first quarter 2012. The remaining $2.7 million increase was primarily due to additional planned personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program, and increased public company expense related to SUSP.
Other Operating Expenses. Other operating expenses increased by $3.5 million or 9.6% over first quarter 2012.  Operating expenses related to new stores accounted for $1.6 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	April 1, 2012	March 31, 2013	$ Change	% Change
Credit card expense	$11,293	$12,333	$1,040	9.2%
Utilities	5,546	5,669	123	2.2%
Maintenance	6,252	7,276	1,024	16.4%
Supplies	2,887	3,408	521	18.0%
Other operating expenses	10,578	11,361	783	7.4%
Total other operating expenses	$36,556	$40,047	$3,491	9.5%
Credit card expenses are directly tied to the cost of fuel and were 1.5% and 1.6% of retail fuel revenue for first quarter 2012 and first quarter 2013, respectively. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores. Excluding credit card fees, other operating expenses as a percentage of merchandise sales was flat with the first quarter 2012 at 11.2%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $0.5 million in the first quarter 2013 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first quarter 2013 of $14.2 million was up $1.6 million, or 12.9%, from first quarter 2012 due to the additional assets in service.

Income from Operations. Income from operations for first quarter 2013 was $15.6 million, compared to $9.5 million for first quarter 2012. The increase is primarily attributed to higher retail fuel gross profit of $9.3 million, higher wholesale fuel gross profit of $8.1 million and increased merchandise gross profit of $6.1 million, partly offset by an increase in personnel, G&A and operating expenses, as described above.
Income Tax. The income tax expense accrued for first quarter 2013 was $1.5 million, which consisted of $0.2 million of expense attributable to the Texas franchise tax and $1.3 million of income tax expense related to the federal and state income tax. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return.
The income tax benefit accrued for first quarter 2012 was $0.3 million. In the first quarter of 2012, we began recording our interim provision for income taxes based on our estimated annual effective tax rate for the year. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest share (49.9%) of SUSP's net income for the first quarter of 2013 was $4.1 million.
Net Income Attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first quarter 2013 of $0.2 million, compared to net loss attributable to Susser Holdings Corporation of $0.5 million for 2012. The increase is primarily due to the same factors impacting operating income, as described above, partly offset by the increase in noncontrolling interest related to SUSP.
Adjusted EBITDA. Adjusted EBITDA for first quarter 2013 was $31.8 million, an increase of $8.8 million, or 38.5% compared to first quarter 2012. Retail segment Adjusted EBITDA of $21.9 million increased by $2.6 million, or 13.6% compared to first quarter 2012, primarily due to higher fuel gross profit and higher merchandise gross profit, offset by increased personnel costs, maintenance and credit card expense. Wholesale segment Adjusted EBITDA of $12.3 million increased by $7.1 million, or 135.9% from first quarter 2012, primarily resulting from the higher fuel gross profit related to the mark-up to the retail segment and increased gallons. Other segment Adjusted EBITDA reflects net expenses of $2.4 million for the quarter, compared to net expenses of $1.5 million for the same period in 2012.
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
Cash flows from operations were $(4.5) million and $29.0 million for the first three months of 2013 and 2012, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $263.9 million of cash and cash equivalents on hand at March 31, 2013, compared to $286.2 million cash and cash equivalents at December 30, 2012.
Capital Expenditures. Capital expenditures, including investment in dealer supply agreements and other intangible assets but before any sale leasebacks and asset dispositions were $42.1 million and $24.0 million during the first three months of 2013 and 2012, respectively. During the first quarter, we opened four new large-format retail stores and closed one smaller retail store to rebuild it as a new larger format store. We currently have another 14 stores under construction. We expect to open a total of 29 to 35 new retail stores in 2013. We expect to add a total of 25 to 40 new dealer sites during 2013.

Following is a summary of our recent operating site additions and closures by segment:

Three Months Ended March 31, 2013
Retail stores:
Number at beginning of period	559
New stores	4
Closed stores	(1)
Number at end of period	562
Wholesale dealer locations:
Number at beginning of period	579
New locations	5
Closed locations	(5)
Number at end of period	579
During fiscal 2013, we plan to invest approximately $195 to $215 million, on a consolidated basis, in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance the majority of this year's capital spending plan with cash flows from operations, proceeds from SUSP's IPO, revolver borrowings, and cash balances. We currently expect we will be able to access any required financing for our new store program.
Cash Flows from Financing Activities. During the first quarter of 2013, we financed a portion of our new store construction by selling and leasing back six newly-constructed Stripes® stores to SUSP, for a total of $26.1 million in proceeds. SUSP funded these purchases by liquidating a portion of its marketable securities. The marketable securities serve as collateral for the SUSP Term Loan, of which $26.1 million were released as collateral after a similar amount of the SUSP Term Loan was repaid with proceeds of borrowings on the SUSP Revolver.
SUSP made a $4.8 million distribution to public unit holders on March 1, 2013, related to its operations for the fourth quarter of 2012. SUSP declared a distribution to its public unit holders of $4.8 million related to its first quarter 2013 results, payable May 30, 2013.
At March 31, 2013, our outstanding debt was $607.2 million, excluding $2.9 million unamortized issuance discount, and cash and marketable securities on the balance sheet was $122.3 million. Our net debt position at the end of the quarter is summarized as follows (in thousands):

	Partnership	Susser	Total Consolidated
8.5% senior unsecured notes	$—	$425,000	$425,000
SUSP revolver	58,600	—	58,600
SUSP term loan	122,066	—	122,066
Other notes payable	1,093	480	1,573
Total debt outstanding	181,759	425,480	607,239
Cash and marketable securities	131,592	386,184	517,776
Debt less Cash and marketable securities	$50,167	$39,296	$89,463

Additional details of our long-term debt are provided in Note 8 in the accompanying Notes to Consolidated Financial Statements.
We entered into a Second Amended and Restated Credit Agreement on April 8, 2013, which replaced the existing $100 million SUSS Revolver. The new facility provides for borrowings up to $500 million and matures on April 8, 2018. We have elected to redeem all of our outstanding 2016 Notes on May 15, 2013, at a redemption price of 104.25% of the principal amount, plus accrued and unpaid interest. We expect to use cash on hand and borrowings under the new 2013 SUSS Revolver to fund the redemption. See Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at quarter-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$250,000	$58,600	$12,800	$178,600
SUSS Revolver (a)	100,000	—	3,081	96,919
Total	$350,000	$58,600	$15,881	$275,519

(a)	Subject to a borrowing base, which was in excess of $100 million at March 31, 2013. This revolver was replaced on April 8, 2013 with a $500 million revolver.
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

Contractual Obligations and Commitments
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	March 31, 2013
	Fee	Leased
Operating sites:
Retail	258	304
Wholesale - SPC	10	26
Wholesale - SUSP	58	12
Inter-company leases	—	(14)
Total	326	328
Office locations	7	4
Properties under construction	16	—
Properties held for future development	46	—
Income producing properties	7	4
Surplus properties	38	2
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

	2011								2012							2013
	(dollars and gallons in thousands, except per share amounts)
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR
Merchandise sales	$203,017		$226,441		$233,464		$218,989		$226,070	$253,125		$256,419		$240,838		$247,478
Motor fuel sales:
Retail	618,120		724,993		711,203		660,963		736,405	774,115		767,208		718,112		782,979
Wholesale	336,361		412,069		397,201		403,512		438,801	466,743		464,665		422,001		442,515
Other income	11,635		12,885		11,646		11,669		13,111	12,524		12,524		15,466		13,376
Total revenue	1,169,133		1,376,388		1,353,514		1,295,133		1,414,387	1,506,507		1,500,816		1,396,417		1,486,348
Merchandise gross profit	69,011		77,094		78,391		73,105		75,727	86,360		86,681		82,184		81,833
Motor fuel gross profit:
Retail	29,313		60,719		55,306		37,183		27,725	69,802		43,887		44,627		37,011
Wholesale	6,207		9,023		8,410		7,402		7,078	11,061		9,576		15,848		15,165
Other gross profit	11,188		12,094		11,308		11,232		12,422	12,571		12,070		13,775		13,029
Total gross profit	115,719		158,930		153,415		128,922		122,952	179,794		152,214		156,434		147,038
Income from operations	10,699		47,660		37,586		18,945		9,508	58,285		26,491		32,148		15,607
Net income (loss) attributable to Susser Holdings Corporation	$(23)		$23,665		$18,516		$5,299		$(528)	$29,817		$6,847		$10,589		$(232)
Earnings (loss) per common share:
Basic	$—		$1.38		$1.09		$0.29		$(0.03)	$1.44		$0.33		$0.51		$(0.01)
Diluted	$—		$1.36		$1.06		$0.29		$(0.03)	$1.40		$0.32		$0.49		$(0.01)
Merchandise margin	34.0%		34.0%		33.6%		33.4%		33.5%	34.1%		33.8%		34.1%		33.1%
Fuel gallons:
Retail	191,302		194,538		199,650		200,092		208,137	215,261		218,507		211,258		223,477
Wholesale	121,007		128,070		129,950		143,805		141,581	153,565		149,828		149,935		146,652
Motor fuel margin:
Retail (a)	15.3	¢	31.2	¢	27.7	¢	18.6	¢	13.3 ¢	32.4	¢	20.1	¢	21.1	¢	16.6 ¢
Wholesale (b)	5.1	¢	7.0	¢	6.5	¢	5.1	¢	5.0 ¢	7.2	¢	6.1	¢	6.3	¢	5.9 ¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.

(b)	Third party sales, excludes sales to retail segment.

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 30, 2012.
As one of our critical accounting policies, goodwill is not being amortized, but is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of March 31, 2013.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a total of $180.7 million debt outstanding, on a consolidated basis, which bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 31, 2013, would be to change interest expense by approximately $1.8 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at December 30, 2012 or March 31, 2013.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had 49 positions with a fair value of ($79,700) outstanding at December 30, 2012 and 174 positions with a fair value of $183,000 outstanding at March 31, 2013.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2012, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

SUSSER HOLDINGS CORPORATION
Date: May 10, 2013	By	/s/ Mary E. Sullivan
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