Form 10-Q
period 2013-06-30
Susser Holdings CORP
filed 2013-08-09
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	21,367,667 SHARES
(Class)	(Outstanding at August 2, 2013)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Susser Holdings Corporation
Consolidated Balance Sheets

	December 30, 2012	June 30, 2013
		unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents (SUSP: $6,752 at December 31, 2012, and $16,488 at June 30, 2013)	$286,232	$29,388
Accounts receivable, net of allowance for doubtful accounts of $707 at December 31, 2012 and $519 at June 30, 2013 (SUSP: $33,008 at December 31, 2012 and $40,246 at June 30, 2013)	105,874	117,239
Inventories, net (SUSP: $2,981 at December 31, 2012, and $22,369 at June 30, 2013)	115,048	130,595
Other current assets (SUSP: $821 at December 31, 2012 and $1,416 at June 30, 2013)	6,678	19,367
Total current assets	513,832	296,589
Property and equipment, net (SUSP: $68,173 at December 31, 2012 and $123,251 at June 30, 2013)	602,151	669,672
Other assets:
Marketable securities (SUSP: $148,264 at December 31, 2012 and $95,893 at June 30, 2013)	148,264	95,893
Goodwill (SUSP: $12,936 at December 31, 2012 and $12,936 at June 30, 2013)	244,398	244,398
Intangible assets, net (SUSP: $23,131 at December 31, 2012 and $22,011 at June 30, 2013)	45,764	41,654
Other noncurrent assets (SUSP: $191 at December 31, 2012 and $398 at June 30, 2013)	15,381	16,382
Total assets	$1,569,790	$1,364,588
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $20,847 at December 31, 2012 and $42,213 at June 30, 2013)	$171,545	$187,247
Accrued expenses and other current liabilities (SUSP: $1,101 at December 31, 2012 and $4,608 at June 30, 2013)	63,834	50,400
Current maturities of long-term debt	36	37
Total current liabilities	235,415	237,684
Revolving line of credit (SUSP: $3,090 at December 31, 2012 and $0 at June 30, 2013)	35,590	304,870
Long-term debt	571,649	97,392
Deferred gain, long-term portion	28,548	27,405
Deferred tax liability, long-term portion (SUSP: $152 at December 31, 2012 and $164 at June 30, 2013)	80,992	80,170
Other noncurrent liabilities (SUSP: $2,476 at December 31, 2012 and $2,305 at June 30, 2013)	16,897	16,493
Total liabilities	969,091	764,014
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,619,700 issued and 21,229,499 outstanding at December 30, 2012; 21,627,182 issued and 21,337,299 outstanding as of June 30, 2013	212	212
Additional paid-in capital	276,430	279,625
Treasury stock, common shares, at cost; 390,201 as of December 30, 2012; 289,883 as of June 30, 2013	(8,068)	(6,279)
Retained earnings	120,924	116,432
Total Susser Holdings Corporation shareholders’ equity	389,498	389,990
Noncontrolling interest	211,201	210,584
Total shareholders’ equity	600,699	600,574
Total liabilities and shareholders’ equity	$1,569,790	$1,364,588
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2012 and June 30, 2013, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$253,125	$274,727	$479,195	$522,205
Motor fuel sales	1,240,858	1,265,309	2,416,064	2,490,803
Other income	12,524	13,853	25,635	27,229
Total revenues	1,506,507	1,553,889	2,920,894	3,040,237
Cost of sales:
Merchandise	166,765	180,596	317,108	346,241
Motor fuel	1,159,948	1,204,422	2,300,351	2,377,053
Other	—	861	689	1,895
Total cost of sales	1,326,713	1,385,879	2,618,148	2,725,189
Gross profit	179,794	168,010	302,746	315,048
Operating expenses:
Personnel	44,817	50,655	86,729	101,622
General and administrative	12,972	11,263	23,906	25,310
Other operating	39,524	44,656	76,080	84,703
Rent	11,317	12,164	23,089	23,904
Loss on disposal of assets and impairment charge	327	679	34	1,127
Depreciation, amortization and accretion	12,552	15,144	25,115	29,326
Total operating expenses	121,509	134,561	234,953	265,992
Income from operations	58,285	33,449	67,793	49,056
Other income (expense):
Interest expense, net	(10,100)	(32,667)	(20,427)	(42,772)
Other miscellaneous	(163)	(161)	(205)	(239)
Total other expense, net	(10,263)	(32,828)	(20,632)	(43,011)
Income before income taxes	48,022	621	47,161	6,045
Income tax expense	(18,205)	(47)	(17,870)	(1,595)
Net income and comprehensive income	29,817	574	29,291	4,450
Less: Net income attributable to noncontrolling interest	—	4,834	2	8,942
Net income (loss) attributable to Susser Holdings Corporation	$29,817	$(4,260)	$29,289	$(4,492)
Net income (loss) per share attributable to Susser Holdings Corporation:
Basic	$1.44	$(0.20)	$1.42	$(0.21)
Diluted	$1.40	$(0.20)	$1.38	$(0.21)
Weighted average shares outstanding:
Basic	20,673,372	21,138,278	20,641,293	21,103,250
Diluted	21,231,193	21,138,278	21,180,051	21,103,250

See accompanying notes

Susser Holdings Corporation
Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended
	July 1, 2012	June 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$29,291	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	25,115	29,326
Amortization of deferred financing fees/debt discount, net	1,702	1,318
Loss on disposal of assets and impairment charge	34	1,127
Non-cash stock-based compensation	2,875	2,818
Deferred income tax	8,635	4,980
Loss on early extinguishment of debt	—	26,163
Excess tax benefits from stock-based compensation	(392)	(1,684)
Changes in operating assets and liabilities:
Accounts receivable	(18,997)	(11,365)
Inventories	(6,898)	(15,548)
Other assets	8,263	(11,974)
Accounts payable	27,002	18,840
Accrued liabilities	(172)	(13,435)
Other noncurrent liabilities	(1,986)	(7,656)
Net cash provided by operating activities	74,472	27,360
Cash flows from investing activities:
Capital expenditures	(66,762)	(98,906)
Purchase of intangibles	(521)	(868)
Proceeds from disposal of property and equipment	1,313	86
Purchase of marketable securities	—	(512,863)
Redemption of marketable securities	—	565,233
Net cash used in investing activities	(65,970)	(47,318)
Cash flows from financing activities:
Payments on long-term debt	(737)	(495,378)
Revolving line of credit, net	—	269,280
Loan origination costs	—	(3,395)
Proceeds from issuance of equity, net of issuance costs	463	872
Purchase of shares for treasury	(293)	(390)
Excess tax benefits from stock-based compensation	392	1,684
Distributions to noncontrolling unitholders	—	(9,559)
Net cash used in financing activities	(175)	(236,886)
Net increase (decrease) in cash	8,327	(256,844)
Cash and cash equivalents at beginning of year	120,564	286,232
Cash and cash equivalents at end of period	$128,891	$29,388
Supplemental disclosure of noncash financing activity:
Issuance of stock from treasury	$(1,375)	$(1,137)
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$3,607	$3,495
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

•
Susser Petroleum Company LLC (“SPC”), a Texas Limited Liability Company, operates a motor fuel consignment business and provides transportation logistics services in Texas, New Mexico, Oklahoma and Louisiana. SPC is a wholly owned subsidiary of Stripes. Prior to September 25, 2012, SPC also distributed motor fuels.

•
Effective September 25, 2012, Susser Petroleum Partners LP ("SUSP" or the "Partnership"), a Delaware Limited Partnership, distributes motor fuel to SUSS and third parties in Texas, New Mexico, Oklahoma, and Louisiana. Susser owns 50.1% of the SUSP common and subordinated units representing limited partner interest and owns 100% of SUSP's general partner, Susser Petroleum Partners GP LLC ("General Partner"). SUSP was formed in June 2012 and completed an initial public offering ("SUSP IPO") on September 25, 2012 (see Note 2 for additional information on SUSP).

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. Two wholly owned subsidiaries, Susser Holdings, L.L.C. and Susser Finance Corporation, are the issuers of the $425 million of senior notes that were outstanding until May 15, 2013, but do not conduct any operations (See Note 8). A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 38 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets. T&C Wholesale LLC ("T&C Wholesale"), a wholly-owned subsidiary of SUSP, sells motor fuel and other petroleum lubricant products to third parties.
All significant intercompany accounts and transactions have been eliminated in consolidation. Transactions and balances of other subsidiaries are not material to the consolidated financial statements. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2012 refer to the 52-week period ended December 30, 2012. All references to the second quarter and first half of 2012 and 2013 refer to the 13-week and 26-week periods ended July 1, 2012 and June 30, 2013, respectively. SPC and SUSP use calendar month accounting periods and end their fiscal year on December 31.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at June 30, 2013 and for the three and six months ended July 1, 2012 and June 30, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three and six months ended July 1, 2012 and June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
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
The subordinated units we hold in the Partnership are eligible to participate in quarterly distributions made by the Partnership after the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. The subordinated units will convert into common units on a one-for-one basis on the first business day after the Partnership has paid at least (1) the minimum distribution on each outstanding common and subordinated unit for each of the three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2015, or (2) 150.0% of the minimum quarterly distribution on each outstanding common and subordinated unit and the related distributions on the incentive distribution rights for the four-quarter period immediately preceding that date, in each case provided there are no arrearages on common units at that time.
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million. The SUSP Term Loan is collateralized by marketable securities in an amount equal to at least 98.0% of the SUSP Term Loan balance outstanding. At June 30, 2013, the SUSP term loan outstanding was $95.9 million and marketable securities consisting of commercial paper and money market fund investments totaled $95.9 million.
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
SUSP is a consolidated variable interest entity (“VIE”). The amounts shown in the parenthetical presentation on the Consolidated Balance Sheet represents the SUSP balances not guaranteed by SUSS. The liabilities which are guaranteed by us are as follows as of June 30, 2013 (in thousands):

Accounts Payable	$77,322
Current portion of long-term debt	24
Long-term debt and revolver	181,728
Commercial Agreements
We entered into two long-term, fee-based commercial agreements with SUSP, summarized as follows:

•
The distribution agreement is a 10-year agreement under which SUSP is the exclusive distributor of motor fuel to our existing Stripes® convenience stores and independently operated consignment locations, and to all future sites purchased by SUSP pursuant to the sale and leaseback option under the Omnibus Agreement (described below), at cost, including tax and transportation costs, plus a fixed profit margin of three cents per gallon. In addition, all future motor fuel volumes purchased by SUSS for its own account will be added to the distribution agreement pursuant to the terms of the Omnibus Agreement.

•
The transportation agreement is a 10-year transportation logistics agreement, pursuant to which Susser arranges for motor fuel to be delivered from SUSP's suppliers to SUSP's customers at rates consistent with those charged to third parties for the delivery of motor fuel.

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
In addition, the Omnibus Agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or the alternate fuel sales rate. We sold six convenience store properties to SUSP for $21.2 million during the quarter ended June 30, 2013. These stores were leased back to SUSS. Since SUSP's IPO, we have sold a total of 20 convenience store properties to SUSP, for a total cost of $81.5 million, through June 30, 2013.

3.	New Accounting Pronouncements
FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles- Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance affected our impairment steps only but did not have an affect on our results of operations, cash flows or related disclosures.

4.Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2012	June 30, 2013
	(in thousands)
Accounts receivable, trade	$41,456	$45,744
Credit card receivables	41,590	49,861
Vendor receivables for rebates, branding and others	10,244	10,944
ATM fund receivables	7,789	9,239
Notes receivable, short-term	564	584
Other receivables	4,938	1,386
Allowance for uncollectible accounts, trade	(707)	(519)
Accounts receivable, net	$105,874	$117,239

5.	Inventories

Inventories consisted of the following:

	December 30, 2012	June 30, 2013
	(in thousands)
Merchandise	$59,884	$59,089
Fuel-retail	34,550	34,840
Fuel-wholesale consignment	7,168	5,105
Fuel-other wholesale	3,300	19,905
Lottery	2,363	2,340
Equipment and maintenance spare parts	8,396	9,934
Allowance for inventory shortage and obsolescence	(613)	(618)
Inventories, net	$115,048	$130,595

6.	Property and Equipment

Property and equipment consisted of the following:

	December 30, 2012	June 30, 2013
	(in thousands)
Land	$182,288	$192,822
Buildings and leasehold improvements	338,287	377,334
Equipment	288,123	318,051
Construction in progress	33,014	45,953
Total property and equipment	841,712	934,160
Less: Accumulated depreciation	239,561	264,488
Property and equipment, net	$602,151	$669,672

7.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 30, 2012 and June 30, 2013, we had $244.4 million of goodwill recorded in conjunction with past business combinations. The 2012 impairment analysis indicated no impairment in goodwill. As of June 30, 2013, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first half of 2013, and we believe the assumptions used in the analysis performed in 2012 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first six months of 2013.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 30, 2012 and June 30, 2013:

	December 30, 2012			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Indefinite-lived
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Finite-lived
Supply agreements	31,585	9,521	22,064	32,753	11,194	21,559
Favorable leasehold arrangements, net	323	(196)	519	502	(51)	553
Loan origination costs	15,848	8,040	7,808	5,248	401	4,847
Trade names	5,756	3,491	2,265	4,246	2,123	2,123
Other	664	128	536	—	—	—
Intangible assets, net	$66,748	$20,984	$45,764	$55,321	$13,667	$41,654
 The decrease in loan origination costs is primarily attributable to the write-off of costs due to the May 2013 debt extinguishment (see Note 10 for further discussion).

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2012	June 30, 2013
	(in thousands)
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$—	$220,070
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	35,590	84,800
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	148,166	95,866
8.5% senior unsecured notes due 2016	425,000	—
Other notes payable	1,581	1,563
Unamortized discount	(3,062)	—
Total debt	607,275	402,299
Less: Current maturities	36	37
Long-term debt, net of current maturities	$607,239	$402,262
The fair value of the term loans, revolving credit facilities and other notes payable are estimated to be $402.6 million. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 6.0% to 7.0% maturing from 2016 to 2031. The fair value of the term loans and other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. Fair value approximates carrying value on revolvers. The estimated fair value of the term loans and other notes payable is calculated using Level 3 inputs.
Senior Unsecured Notes
On May 7, 2010, the Company, through its subsidiaries Susser Holdings, L.L.C. and Susser Finance Corporation, issued $425 million 8.50% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes paid interest semi-annually in arrears on May 15 and November 15 of each year. The 2016 Notes were to mature on May 15, 2016 and were guaranteed by the Company and each existing and future domestic subsidiary of the Company other than certain non-operating subsidiaries, Susser Company, Ltd, Susser Petroleum Partners GP LLC and SUSP and its subsidiaries.
On May 15, 2013, in accordance with the terms of the indenture, we redeemed all of the outstanding $425 million balance of the 2016 Notes at a price of 104.25% of par. The redemption was funded by approximately $233 million drawn on the SUSS 2013 Revolver (defined and further described below under “SUSS Revolving Credit Agreement”) and with cash on the balance sheet. Additional information regarding costs associated with the 2016 Note redemption is included in “Losses on Early Extinguishment of Debt” below, and in Note 10.
SUSP Term Loan
On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”). Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At June 30, 2013, the outstanding balance was $95.9 million and the interest rate on the SUSP Term Loan was 0.44%.
In order to obtain the interest rate on the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98.0% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of June 30, 2013, $95.9 million of commercial paper and money market fund investments collateralized the SUSP Term Loan and are included in other assets on the Consolidated Balance Sheet. These investments are intended to be used to fund future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).

Credit Facilities
SUSS Revolving Credit Agreement. On May 7, 2010, Susser Holdings, L.L.C. (the "Borrower") entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions providing for a four year revolving credit facility (the “SUSS Revolver”), which was amended on September 25, 2012 in connection with the SUSP IPO. The SUSS Revolver provided for an aggregate principal amount of up to $100 million. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. (iii) SUSP, its consolidated subsidiaries and its General Partner, and (iv) certain future non-operating subsidiaries) were guarantors under the Credit Agreement.
On April 8, 2013, Susser Holdings, L.L.C. entered into a Second Amended and Restated Credit Agreement (“2013 SUSS Revolver”) which provides for a new five year revolving credit facility in an aggregate principal amount of up to $500 million, maturing on April 8, 2018, and replaces the existing $100 million SUSS Revolver. The 2013 SUSS Revolver may be increased by up to $100 million. We drew approximately $233 million on the 2013 SUSS Revolver on May 15, 2013, in connection with the redemption of our 2016 Notes.
The interest rates under the 2013 SUSS Revolver are calculated at either a base rate or LIBOR plus a margin of 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of LIBOR loans), based on a leverage grid. In addition, the unused portion of the SUSS Revolver is subject to a commitment fee ranging from 0.30% to 0.40% based on SUSS's consolidated total leverage ratio. The 2013 SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of (i) a senior secured leverage ratio of (a) prior to March 31, 2015, not more than 2.75 to 1.00 and (b) on and after March 31, 2015, not more than 2.50 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.50 to 1.00. We were in compliance with all financial covenants as of June 30, 2013.
The loans under the new revolving credit facility are secured by a first priority security interest in (a) 100% of the Borrower's outstanding equity interests, 100% of the outstanding equity interests of each of the Company's existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of the Borrower and Stripes Holdings LLC and each subsidiary guarantor; (c) certain real property, including equipment and fixtures located on such real property, owned by the subsidiary guarantors; (d) substantially all of the present and future personal property and assets of the Borrower and Stripes Holdings LLC and each subsidiary guarantor, including, but not limited to, inventory, accounts receivable, license rights, and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing. SUSP, its consolidated subsidiaries and its General Partner are not guarantors of the 2013 SUSS Revolver.
As of June 30, 2013, we had $220.1 million in borrowings under the 2013 SUSS Revolver and $2.4 million in standby letters of credit. The unused availability on the 2013 SUSS Revolver at June 30, 2013, was $277.6 million.
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
As of June 30, 2013, the amount borrowed on the SUSP Revolver was $84.8 million and there were $12.8 million in standby letters of credit. The unused availability on the SUSP Revolver at June 30, 2013, was $152.4 million. SUSP was in compliance with all covenants.
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
Losses on Early Extinguishment of Debt
In conjunction with the extinguishment of the Company's 2016 Notes and the amendment to the Company's credit agreement in May 2013, the Company incurred losses on early extinguishment of $26.2 million which included the $18.1 million call premium, $5.3 million in unamortized loan costs and $2.8 million of unamortized discount. The after-tax amount of this loss was $16.7 million or $0.79 per diluted share. These amounts are included in interest expense in the statements of operations for the three and six months ended June 30, 2013 (see Note 10 for additional information related to interest expense).
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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The maturity dates of these debt securities range from July 1, 2013 to September 3, 2013 and are classified on the balance sheet in other assets. Marketable securities also include approximately $5.9 million in money market funds. The carrying value approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 30, 2012 and June 30, 2013 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for funding future capital expenditures.
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at December 30, 2012 or June 30, 2013.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2012, the Company held fuel futures contracts with a fair value of ($79,700) (49 contracts representing 2.1 million gallons). At June 30, 2013, the Company held fuel futures contracts with a fair value of ($247,700) (173 contracts representing 7.3 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a gain/(loss) during the first six months of 2012 and 2013 related to these contracts of less than $0.1 million and ($1.2 million), respectively. The gain/(loss) realized on hedging contracts is substantially offset by changes in profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(in thousands)
Cash rent:
Store base rent	$11,580	$11,900	$23,135	$23,775
Equipment rent	167	433	823	819
Contingent rent	80	76	150	146
Total cash rent	11,827	12,409	24,108	24,740
Non-cash rent:
Straight-line rent	48	312	97	306
Amortization of deferred gain	(558)	(557)	(1,116)	(1,142)
Net rent expense	$11,317	$12,164	$23,089	$23,904
Letters of Credit
We were contingently liable for $2.4 million related to irrevocable letters of credit required by various third parties at June 30, 2013, under the 2013 SUSS Revolver. In addition we have $12.8 million related to irrevocable letters of credit required by various third parties at June 30, 2013, under the SUSP Revolver.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(in thousands)
Cash interest expense	$9,668	$24,445	$19,330	$34,335
Capitalized interest	(387)	(268)	(544)	(758)
Amortization of loan costs and issuance discount, net	849	8,601	1,702	9,419
Cash interest income	(30)	(111)	(61)	(224)
Interest expense, net	$10,100	$32,667	$20,427	$42,772
Included in the amounts above for the three and six months ended June 30, 2013, are the following charges related to the May 2013 debt extinguishment and refinancing in thousands (See Note 8):

	Cash	Non-Cash	Total
Call premium on redemption of 2016 Notes	$18,063	$—	$18,063
Write off unamortized discount and loan costs on redeemed debt	—	8,100	8,100
Loss on extinguishment	$18,063	$8,100	$26,163

11.	Income Tax
Our interim provision for income taxes is based on our estimated annual effective tax rate for the year of 26.5% plus any discrete items. For the six months ended June 30, 2013, our computed tax rate was 26.4% as compared to the computed tax rate for the six months ended July 1, 2012 of 37.9%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. The decrease in the computed tax rate from first half 2012 to first half 2013 is primarily attributable to the noncontrolling interest in SUSP. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). SUSP is subject to franchise tax and will be included in the SUSS combined franchise tax return.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company files income and gross franchise tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2009 through 2011 tax years.
As of June 30, 2013, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.Shareholders’ Equity
A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,619,700 were issued and 21,229,499 were outstanding as of December 30, 2012, and 21,627,182 were issued and 21,337,299 were outstanding as of June 30, 2013. Included in these amounts are 195,560 and 193,638 shares as of December 30, 2012 and June 30, 2013, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 390,201 and 289,883 shares as of December 30, 2012 and June 30, 2013, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 584,043 shares of common stock are outstanding as of June 30, 2013, 443,214 of which are vested. Additionally, 617,209 restricted stock units are outstanding, of which 460,851 remain subject to performance criteria in addition to time-vesting (See Note 13).
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 2).
Changes to equity during the six months ended June 30, 2013 are presented below:

	Susser Holdings Corporation Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
	(in thousands)
Balance at December 30, 2012	$389,498	$211,201	$600,699
Net income (loss)	(4,492)	8,942	4,450
Non-cash stock-based compensation	2,818	—	2,818
Excess tax benefits on stock-based compensation	1,684	—	1,684
Issuance of common stock	872	—	872
Repurchase of common stock	(390)	—	(390)
Distributions to noncontrolling interest	—	(9,559)	(9,559)
Balance at June 30, 2013	$389,990	$210,584	$600,574

13.	Share-Based Compensation

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2012	793,494	12.30
Granted	35,000	27.50
Exercised	(225,831)	12.00
Forfeited or expired	(13,500)	15.70
Balance at December 30, 2012	589,163	13.24
Granted	50,000	47.34
Exercised	(52,620)	11.70
Forfeited or expired	(2,500)	20.23
Balance at June 30, 2013	584,043	$16.27
Exercisable at June 30, 2013	443,214	$12.26
Vested and expected to vest at June 30, 2013	572,894	$16.30

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 1, 2012	225,810	12.02
Granted	125,588	24.80
Vested	(149,393)	10.90
Forfeited	(6,445)	15.11
Nonvested at December 30, 2012	195,560	18.89
Granted	57,809	45.44
Vested	(57,432)	15.65
Forfeited	(2,299)	30.60
Nonvested at June 30, 2013	193,638	$27.64

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	(90,842)	11.05
Forfeited	(22,702)	20.76
Nonvested at December 30, 2012	332,364	21.85
Granted	465,299	48.01
Vested	—	—
Forfeited (1)	(180,454)	24.04
Nonvested at June 30, 2013	617,209	$40.60
Remain subject to performance criteria	460,851	$48.04

(1) Includes a total of 171,192 units forfeited due to incomplete attainment of all performance criteria.

On May 21, 2013, our shareholders unanimously approved the adoption of the Susser Holdings Corporation 2013 Equity Incentive Plan (the "2013 Plan"). The maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the 2013 Plan is 1,750,000. Any shares of Common Stock delivered under the 2013 Plan will consist of authorized and unissued shares, or treasury shares.
Under the 2013 Plan, during the second quarter of 2013, 252,111 restricted stock units with an aggregate fair value of $12.7 million were granted. These restricted stock units are subject to performance criteria and vest between 2014 and 2016. Included in the performance shares was a grant of 51,578 restricted stock units, with an aggregate fair value of $2.6 million, that are subject to market conditions and were valued using a Lattice Model. During the second quarter of 2013, we granted 10,985 shares of restricted stock with an aggregate fair value of $0.5 million, which will be amortized over the requisite service period. In addition, we granted 50,000 options with an aggregate fair value of $1.1 million, which will be amortized over the requisite service period.
Phantom Common Unit Awards
SUSP has issued a total of 44,639 phantom unit awards to certain directors and employees of SUSS under the Susser Petroleum Partners LP 2012 Long Term Incentive Plan ("2012 LTIP"). Non-employee director awards vest at the end of a one to three-year period and employee awards vest ratably over a two to five-year service period.
 We recognized consolidated non-cash stock compensation expense of $1.7 million and $1.2 million during the three months ended July 1, 2012 and June 30, 2013, respectively, and $2.9 million and $2.8 million during the six months ended July 1, 2012 and June 30, 2013, respectively, which is included in general and administrative expense.

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

Segment Financial Data for the Three Months Ended July 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$253,125	$—	$—	$—	$253,125
Fuel	774,115	1,083,470	(616,727)	—	1,240,858
Other	9,414	6,771	(4,005)	344	12,524
Total revenue	1,036,654	1,090,241	(620,732)	344	1,506,507
Gross profit:
Merchandise	86,360	—	—	—	86,360
Fuel	69,802	11,060	48	—	80,910
Other	9,414	3,122	(323)	311	12,524
Total gross profit	165,576	14,182	(275)	311	179,794
Selling, general and administrative	99,188	5,882	(275)	3,835	108,630
Depreciation, amortization and accretion	10,394	1,892	—	266	12,552
Other operating expenses (income) (1)	386	(59)	—	—	327
Operating income (loss)	$55,608	$6,467	$—	$(3,790)	$58,285
Gallons	215,261	369,027	(215,462)	—	368,826
Total assets	$1,007,168	$119,767	$(80,165)	$114,769	$1,161,539
Gross capital expenditures (2)	$37,818	$5,226	$—	$—	$43,044

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.

Segment Financial Data for the Three Months Ended June 30, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$274,727	$—	$—	$—	$274,727
Fuel	805,850	1,120,461	(661,002)	—	1,265,309
Other	9,980	9,283	(5,483)	73	13,853
Total revenue	1,090,557	1,129,744	(666,485)	73	1,553,889
Gross profit:
Merchandise	94,131	—	—	—	94,131
Fuel (3)	42,987	17,081	819	—	60,887
Other	9,979	5,086	(2,140)	67	12,992
Total gross profit	147,097	22,167	(1,321)	67	168,010
Selling, general and administrative	109,345	7,188	—	2,205	118,738
Depreciation, amortization and accretion	12,698	2,893	(638)	191	15,144
Other operating expenses (income) (1)	601	73	—	5	679
Operating income (loss)	$24,453	$12,013	$(683)	$(2,334)	$33,449
Gallons	236,075	389,569	(233,404)	—	392,240
Total assets (4)	$1,032,066	$374,643	$(80,165)	$38,044	$1,364,588
Gross capital expenditures (2)	$46,577	$34,146	$(26,419)	$—	$54,304

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.
(4) Properties subject to sale leaseback transactions between wholesale and retail segments are included in assets for both segments and eliminated upon consolidation, due to their treatment in the retail segment as a financing arrangement.

Segment Financial Data for the Six Months Ended July 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$479,195	$—	$—	$—	$479,195
Fuel	1,510,520	2,152,714	(1,247,170)	—	2,416,064
Other	18,949	13,509	(7,609)	786	25,635
Total revenue	2,008,664	2,166,223	(1,254,779)	786	2,920,894
Gross profit:
Merchandise	162,087	—	—	—	162,087
Fuel	97,526	18,139	48	—	115,713
Other	18,949	5,921	(598)	674	24,946
Total gross profit	278,562	24,060	(550)	674	302,746
Selling, general and administrative	192,912	10,538	(550)	6,904	209,804
Depreciation, amortization and accretion	20,828	3,776	—	511	25,115
Other operating expenses (income) (1)	(18)	52	—	—	34
Operating income (loss)	$64,840	$9,694	$—	$(6,741)	$67,793
Gallons	423,398	720,395	(425,249)	—	718,544
Total assets	$1,007,168	$119,767	$(80,165)	$114,769	$1,161,539
Gross capital expenditures (2)	$60,650	$6,413	$—	$—	$67,063

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.

Segment Financial Data for the Six Months Ended June 30, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$522,205	$—	$—	$—	$522,205
Fuel	1,588,830	2,209,700	(1,307,727)	—	2,490,803
Other	19,912	17,197	(10,095)	215	27,229
Total revenue	2,130,947	2,226,897	(1,317,822)	215	3,040,237
Gross profit:
Merchandise	175,964	—	—	—	175,964
Fuel (3)	79,997	32,246	1,507	—	113,750
Other	19,911	8,906	(3,586)	103	25,334
Total gross profit	275,872	41,152	(2,079)	103	315,048
Selling, general and administrative	216,236	14,260	—	5,043	235,539
Depreciation, amortization and accretion	24,660	5,620	(1,259)	305	29,326
Other operating expenses (income) (1)	986	89	—	52	1,127
Operating income (loss)	$33,990	$21,183	$(820)	$(5,297)	$49,056
Gallons	459,552	756,833	(454,016)	—	762,369
Total assets (4)	$1,032,066	$374,643	$(80,165)	$38,044	$1,364,588
Gross capital expenditures (2)	$85,765	$63,388	$(52,519)	$—	$96,634

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.
(4) Properties subject to sale leaseback transactions between wholesale and retail segments are included in assets for both segments and eliminated upon consolidation, due to their treatment in the retail segment as a financing arrangement.

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
Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to SUSS is reduced, where applicable, for the decrease in earnings from SUSS's limited partner unit ownership in SUSP that would have resulted assuming the incremental units related to SUSP's equity incentive plans had been issued during the respective periods. Shares not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, unvested restricted stock and unvested restricted stock units granted under the 2006 and 2013 Equity Incentive Plans (See Note 13).
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(dollars in thousands, except per share data)
Basic:
Net income (loss) attributable to Susser Holdings Corporation	$29,817	$(4,260)	$29,289	$(4,492)
Weighted average number of common shares outstanding during the period	20,673,372	21,138,278	20,641,293	21,103,250
Per common share – basic	$1.44	$(0.20)	$1.42	$(0.21)
Net income (loss) attributable to Susser Holdings Corporation (a)	$29,817	$(4,272)	$29,289	$(4,499)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	20,673,372	21,138,278	20,641,293	21,103,250
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	557,821	—	538,758	—
Denominator for diluted earnings per common share	21,231,193	21,138,278	21,180,051	21,103,250
Per common share – diluted	$1.40	$(0.20)	$1.38	$(0.21)
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	25,043	501,307	17,059	554,700
(a) Adjusted for dilutive impact of the noncontrolling interest in SUSP of SUSP dilutive units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 30, 2012. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter and first half of 2012 and 2013 refer to the 13-week and 26-week periods ended July 1, 2012 and June 30, 2013, respectively. EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR are non-GAAP financial measures of performance, each of which have limitations and should not be considered as a substitute for net income. Please see footnote (4) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
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

Overview

Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores in Texas based on store count and one of the largest distributors of motor fuel by volume in Texas. As of June 30, 2013, our retail segment operated 567 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services. Our consolidated results include the operations of Susser Petroleum Partners LP (“SUSP”), of which we own 50.1% of the limited partner interests and 100% of SUSP's general partner. The 49.9% share of SUSP's net income allocated to public limited partners is reflected as income attributable to noncontrolling interest.

For the three and six months ended June 30, 2013, we sold 392.2 million and 762.4 million gallons of branded and unbranded motor fuel, respectively. We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened six new retail stores during the second quarter of 2013 and closed one, for a total of 567 retail stores operated at the end of the quarter. We have opened an additional three retail stores to date in the third quarter of 2013, and currently have 16 under construction, with a total of 28 to 30 new retail stores expected to be completed during 2013. Our wholesale segment added ten dealer and consignment sites and discontinued six during the second quarter of 2013, for a total of 583 independently operated sites supplied under long-term contracts at the end of the quarter. We expect to add a total of 28 to 40 new dealer sites during 2013.

Our total revenues, net income (loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.6 billion, ($4.3 million) and $50.5 million, respectively, for second quarter 2013, compared to $1.5 billion, $29.8 million and $72.9 million, respectively, for second quarter 2012.  For the first half of 2013, our total revenues, net income (loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $3.0 billion, ($4.5 million) and $82.3 million, respectively, compared to $2.9 billion, $29.3 million and $95.8 million during the first half of 2012. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

Included in net loss is the $26.2 million loss on early extinguishment of debt on a pre-tax basis. Excluding the non-recurring after-tax cost of $16.7 million related to the redemption of our 2016 Notes, our net income attributable to Susser Holdings Corporation was $12.5 million and $12.3 million for the three and six months, respectively. Diluted EPS, excluding the non-recurring charge, was $0.59 and $0.58 for the three and six months ended June 30, 2013, respectively.

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Crude oil costs averaged approximately $94 per barrel during the second quarter of 2013, a slight increase over 2012 based on West Texas intermediate spot prices. However, while 2012 second quarter costs fell by 19% from the beginning to the end of the period, 2013 costs did not exhibit a similar pattern, and ended the quarter only 1% down from the beginning of the period. Our wholesale motor fuel costs typically follow a similar pattern to crude oil movements, and the different cost pattern this year resulted in a lower fuel margin than the record margin we experienced in 2012.

Our retail fuel margin for the second quarter of 2013 averaged 18.2 cents per gallon compared to 32.4 cents per gallon for the second quarter of 2012, and an average of 24.6 cents per gallon for the second quarter of the previous five years. Concurrent with the completion of the SUSP IPO in September 2012, SUSP began charging the retail segment a three-cent per gallon profit margin on gallons sold to it, which is reflected as a reduction to the 2013 retail margin. After deducting credit card fees, our retail fuel margin for the second quarter of 2013 was 12.7 cents per gallon compared to 26.8 cents a year ago. Wholesale segment third-party fuel margin averaged 6.4 cents per gallon for the second quarter of 2013, compared to 7.2 cents per gallon for the second quarter of 2012. Fuel gross profit represented 36.1% of our consolidated gross profit for the six months ending June 30, 2013 versus 38.2% for the six months ending July 1, 2012.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the United States. Additionally, our business has remained generally more resilient through economic cycles than many other retail formats.  We have reported positive comparable annual merchandise results for each of the last 24 years, and expect 2013 to produce our 25th consecutive annual increase in same-store merchandise sales, with second quarter 2013 growth of 2.2%. We also saw a 5.5% increase in average gallons sold per retail store for the second quarter 2013.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. In April 2013, we entered into a new $500 million revolving credit facility ("2013 SUSS Revolver"), replacing the existing $100 million SUSS facility. The initial interest rate on the new facility is LIBOR plus 2.0%. In conjunction with the May 2013 debt refinancing, we drew approximately $233.0 million on the 2013 SUSS Revolver and also used cash on the balance sheet to redeem our $425 million 8.5% senior unsecured notes on May 15, 2013. At current interest rates, this refinancing is expected to produce annual pre-tax savings in interest cost of $30 million to $32 million.

At the end of the second quarter 2013, we had borrowings of $220.1 million on the 2013 SUSS Revolver and $84.8 million on the SUSP Revolver. Our combined availability on both revolving facilities was $430.0 million at the end of the second quarter 2013, in addition to $29.4 million of cash on the balance sheet. At the end of the second quarter 2013, our consolidated net debt (total debt less cash and marketable securities) to last 12 months EBITDA was 1.6 times.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$253,125	$274,727	$479,195	$522,205
Motor fuel—retail	774,115	805,850	1,510,520	1,588,830
Motor fuel—wholesale	466,743	459,459	905,544	901,973
Other	12,524	13,853	25,635	27,229
Total revenue	$1,506,507	$1,553,889	$2,920,894	$3,040,237
Gross profit:
Merchandise	$86,360	$94,131	$162,087	$175,964
Motor fuel—retail (2)	69,802	42,987	97,526	79,997
Motor fuel—wholesale to third parties (3)	11,060	10,066	18,139	18,723
Motor fuel—wholesale to Stripes (3)	—	7,015	—	13,523
Other, including intercompany eliminations	12,572	13,811	24,994	26,841
Total gross profit	$179,794	$168,010	$302,746	$315,048
Adjusted EBITDA (4):
Retail	$66,388	$37,752	$85,650	$59,636
Wholesale	8,300	15,380	13,522	27,698
Other	(1,821)	(2,601)	(3,355)	(5,007)
Total Adjusted EBITDA	$72,867	$50,531	$95,817	$82,327
Retail merchandise margin	34.1%	34.3%	33.8%	33.7%
Merchandise same-store sales growth (1)	8.0%	2.2%	7.4%	3.2%
Average per retail store per week:
Merchandise sales	$36.0	$37.5	$34.1	$35.8
Motor fuel gallons sold	30.8	32.5	30.3	31.8
Motor fuel gallons sold:
Retail	215,261	236,075	423,398	459,552
Wholesale - third party	153,565	156,165	295,146	302,817
Average retail price of motor fuel per gallon	$3.60	$3.41	$3.57	$3.46
Motor fuel gross profit cents per gallon:
Retail (2)	32.4 ¢	18.2 ¢	23.0 ¢	17.4 ¢
Wholesale - third party (3)	7.2 ¢	6.4 ¢	6.1 ¢	6.2 ¢
Retail credit card cents per gallon	5.6 ¢	5.5 ¢	5.5 ¢	5.5 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

(2)
Effective September 25, 2012, the retail fuel margin reflects a reduction of approximately three cents per gallon as SUSP began charging a profit mark-up on gallons sold to our retail segment. Prior to this date, no gross profit mark-up was charged by the wholesale segment to the retail segment. Excluding the impact of this profit mark-up to SUSP for second quarter and first half 2013, the average retail margin would have been reported as 21.2 and 20.4 cents per gallon, respectively, or three cents higher.

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
EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not recognized terms under GAAP and do not purport to be alternatives to net income (loss) as measures of operating performance. EBITDA, Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our existing revolving credit facilities or existing notes;

•	they do not reflect payments made or future requirements for income taxes;

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

The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(in thousands)
Net income (loss) attributable to Susser Holdings Corporation	$29,817	$(4,260)	$29,289	$(4,492)
Net income attributable to noncontrolling interest	—	4,834	2	8,942
Depreciation, amortization and accretion	12,552	15,144	25,115	29,326
Interest expense, net	10,100	32,667	20,427	42,772
Income tax expense	18,205	47	17,870	1,595
EBITDA	70,674	48,432	92,703	78,143
Non-cash stock-based compensation	1,703	1,259	2,875	2,818
Loss on disposal of assets and impairment charge	327	679	34	1,127
Other miscellaneous expense	163	161	205	239
Adjusted EBITDA	72,867	50,531	95,817	82,327
Rent	11,317	12,164	23,089	23,904
Adjusted EBITDAR	$84,184	$62,695	$118,906	$106,231

	Fiscal Year Ended				Twelve Months Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	July 1, 2012	June 30, 2013 (1)
	(in thousands)
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457	$46,725	$53,104	$12,944
Net income attributable to noncontrolling interest	39	3	14	4,572	14	13,512
Depreciation, amortization and accretion	44,382	43,998	47,320	51,434	50,048	55,645
Interest expense, net	38,103	64,039	40,726	41,019	41,094	63,364
Income tax expense	1,805	4,994	26,347	33,645	29,675	17,370
EBITDA	86,397	113,820	161,864	177,395	173,935	162,835
Non-cash stock-based compensation	3,433	2,825	3,588	4,337	4,491	4,280
Loss on disposal of assets and impairment charge	2,402	3,193	1,220	694	(55)	1,787
Other miscellaneous expense	55	174	346	471	437	505
Adjusted EBITDA	92,287	120,012	167,018	182,897	178,808	169,407
Rent	36,899	42,623	45,738	46,407	46,138	47,222
Adjusted EBITDAR	$129,186	$162,635	$212,756	$229,304	$224,946	$216,629
________________

(1)
Each of the line items for the twelve month period ended June 30, 2013 reflects the corresponding items for the fiscal year ended December 30, 2012, plus the items for the six months ended June 30, 2013, less the items for the six months ended July 1, 2012.

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(in thousands)
Operating income (loss)	$55,608	$24,453	$6,467	$12,013	$(3,790)	$(3,017)	$58,285	$33,449
Depreciation, amortization and accretion	10,394	12,698	1,892	2,893	266	(447)	12,552	15,144
Other miscellaneous	—	—	—	—	(163)	(161)	(163)	(161)
EBITDA	66,002	37,151	8,359	14,906	(3,687)	(3,625)	70,674	48,432
Non-cash stock-based compensation	—	—	—	401	1,703	858	1,703	1,259
Loss (gain) on disposal of assets and impairment charge	386	601	(59)	73	—	5	327	679
Other operating expenses	—	—	—	—	163	161	163	161
Adjusted EBITDA	66,388	37,752	8,300	15,380	(1,821)	(2,601)	72,867	50,531
Rent	10,482	10,900	1,104	1,257	(269)	7	11,317	12,164
Adjusted EBITDAR	$76,870	$48,652	$9,404	$16,637	$(2,090)	$(2,594)	$84,184	$62,695

	Retail Segment		Wholesale Segment		All Other		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
	(in thousands)
Operating income (loss)	$64,840	$33,990	$9,694	$21,183	$(6,741)	$(6,117)	$67,793	$49,056
Depreciation, amortization and accretion	20,828	24,660	3,776	5,620	511	(954)	25,115	29,326
Other miscellaneous	—	—	—	—	(205)	(239)	(205)	(239)
EBITDA	85,668	58,650	13,470	26,803	(6,435)	(7,310)	92,703	78,143
Non-cash stock-based compensation	—	—	—	806	2,875	2,012	2,875	2,818
Loss (gain) on disposal of assets and impairment charge	(18)	986	52	89	—	52	34	1,127
Other operating expenses	—	—	—	—	205	239	205	239
Adjusted EBITDA	85,650	59,636	13,522	27,698	(3,355)	(5,007)	95,817	82,327
Rent	21,462	21,774	2,164	2,117	(537)	13	23,089	23,904
Adjusted EBITDAR	$107,112	$81,410	$15,686	$29,815	$(3,892)	$(4,994)	$118,906	$106,231
Another key metric we use to measure our performance is “Fuel-Margin-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Margin-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Margin-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has grown in each of the last four annual periods, and is flat for the last twelve months ended June 30, 2013 compared the last twelve months ended July 1, 2012.

	Fiscal Year Ended						Twelve Months Ended
	January 3, 2010		January 2, 2011		January 1, 2012	December 30, 2012	July 1, 2012	June 30, 2013
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$129,186		$162,635		$212,756	$229,304	$224,946	$216,629
Adjustments:
CPG neutral adjustment - retail (2)	26,476		4,557		(23,784)	(19,850)	(23,529)	(8,653)
CPG neutral adjustment - wholesale (3)	7,192		1,347		(2,093)	(3,816)	(2,437)	(4,397)
Bonus & 401(k) match adjustment (4)	1,077		8,558		9,927	9,617	9,669	5,578
Fuel-Neutral Adjusted EBITDAR	$163,931		$177,097		$196,806	$215,255	$208,649	$209,157
Percent change from prior period (5)	7%		8%		11%	9%		0%

CPG adjustment - retail fuel (2)	3.7	¢	0.6	¢	(3.0)¢	(2.3)¢	(2.9)¢	(1.0)¢
CPG adjustment - wholesale fuel (3)	1.5	¢	0.3	¢	(0.4)¢	(0.6)¢	(0.4)¢	(0.7)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in the preceding tables.

(2)
The retail segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2008 - 2012 was 14.7 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual retail gallons sold. The difference between the five year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the five year average, while a negative adjustment indicates the actual margin was greater than the five year average. Our presentation of fuel-margin-neutral Adjusted EBITDAR has been adjusted to eliminate the impact of the gross profit margin charged by SUSP to the retail segment subsequent to the SUSP IPO in September 2012.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average third-party margin per gallon after credit cards (which for the five year period 2008 - 2012 was 5.5 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

(5)	Calendar year periods compared to prior calendar year. Twelve-month period ended June 30, 2013 is compared to the twelve months ended July 1, 2012.

Second Quarter 2013 Compared to Second Quarter 2012
The following discussion of results for second quarter 2013 compared to second quarter 2012 compares the 13-week period of operations ended June 30, 2013 to the 13-week period of operations ended July 1, 2012. During the second quarter of 2013 we operated an average of 563 retail stores, 22 more than in the second quarter of 2012.
On September 25, 2012, we contributed substantially all of our wholesale motor fuel distribution business to SUSP. We continue to consolidate the operations of SUSP in our financial results within our wholesale segment. Intercompany revenue and cost of sales is eliminated in our consolidated results. Effective with the SUSP IPO, SUSP began charging a profit margin, which is approximately three cents per gallon on gallons sold to our retail segment and on gallons we sell to consignment at independently operated locations. The profit mark-up on sales at consignment locations is eliminated within the wholesale segment. The mark-up to the retail segment transfers fuel gross profit from the retail to the wholesale segment, but does not change our consolidated fuel gross profit amount.
Total Revenue. Total revenue for second quarter 2013 was $1.6 billion, an increase of $47.4 million, or 3.1%, from second quarter 2012. The increase in total revenue was driven by an increase in merchandise sales of 8.5% and 4.1% increase in retail fuel revenue, partly offset by a 1.6% decrease in wholesale fuel revenue to third parties, as further discussed below.
Total Gross Profit. Total gross profit for second quarter 2013 was $168.0 million, a decrease of $11.8 million, or 6.6% from second quarter 2012. The decrease was primarily due to the decrease in fuel gross profit of $20.8 million. This was partly offset by an increase in merchandise gross profit of $7.8 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2012 and 2013 ($8.4 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $274.7 million for second quarter 2013, an increase of $21.6 million, or 8.5% increase over second quarter 2012. The increase was due to a 2.2% merchandise same-store sales increase, accounting for $5.5 million of the increase, with the balance due to new stores built or acquired in 2012 and 2013. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were food service, packaged drinks, tobacco and candy.
Merchandise gross profit was $94.1 million for the second quarter 2013, a 9.0% increase over second quarter 2012, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 34.3% in the second quarter 2013 compared to 34.1% in the second quarter 2012. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks, candy and tobacco. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for second quarter 2013 were $805.9 million, an increase of $31.7 million, or 4.1% over second quarter 2012, driven by a 9.7% increase in retail gallons sold. The increase was partly offset by a 5.1% decrease in the average retail price of motor fuel, to $3.41 per gallon. We sold an average of approximately 32,500 gallons per retail store per week in the second quarter 2013, 5.5% more than second quarter 2012. Retail motor fuel gross profit decreased by $26.8 million or 38.4% from second quarter 2012 due to a decrease in the gross profit per gallon, offset by $6.7 million gross profit related to the increase in gallons sold. The average retail fuel margin decreased from 32.4 cents per gallon to 18.2 cents per gallon for second quarter 2012 and second quarter 2013, respectively. This decrease in fuel margin decreased retail fuel gross profit by $33.6 million. After deducting credit card fees, the net margin decreased from 26.8 cents per gallon to 12.7 cents per gallon from second quarter 2012 to second quarter 2013.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in the fuel cost and corresponding reduction in fuel gross profit to the retail segment for second quarter 2013 was approximately $7.1 million, or three cents per gallon for gallons purchased. Wholesale segment gross profit was increased by $7.0 million on its sales to the retail segment. Other than a small difference due to timing of sales and purchases between the segments, consolidated SUSS fuel gross profit is not impacted by the implementation of this profit margin.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the second quarter 2013 were $459.5 million, a 1.6% decrease over second quarter 2012. The decrease was primarily driven by a 3.2% decrease in the wholesale selling price per gallon, partly offset by a 1.7% increase in gallons sold. Wholesale motor fuel gross profit of $17.1 million increased $6.0 million or 54.4% from second quarter 2012, due to the $7.0 million profit margin charged to the retail segment subsequent to September 25, 2012, and additional gallons sold, partly offset by a 10.5% decrease in the gross profit per gallon from third parties from 7.2 to 6.4 cents per gallon (responsible for a $1.2 million decrease in gross profit).
Other Revenue and Gross Profit. Other revenue of $13.9 million for second quarter 2013 increased by $1.3 million or 10.6% from second quarter 2012, with a $1.3 million or 10.3% increase in associated gross profit. $0.6 million of this increase related to an increase in rental income, $0.4 million increase in ATM income, $0.2 million increase in car wash income and a $0.1 million increase in lottery income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the second quarter 2013, personnel expense increased $5.8 million or 13.0% over second quarter 2012. Of the increase in personnel expense, $4.4 million was attributable to the new stores acquired or constructed during 2012 and 2013. As a percentage of merchandise sales, personnel expense increased by 70 basis points to 18.4% compared to last year, mostly attributable to start-up costs related to the increased number of new stores recently opened and additional training, partly offset by reduction in bonus and 401(k) match accrual of approximately $0.7 million during the second quarter of 2013 compared to second quarter 2012.
General and Administrative Expenses. For second quarter 2013, general and administrative ("G&A") expenses decreased by $1.7 million, or 13.2%, from second quarter 2012. G&A expenses include non-cash stock-based compensation expenses which were $1.2 million for the second quarter 2013, compared to $1.7 million for the second quarter 2012. The remaining $1.2 million decrease was primarily due to a reduction in bonus accrual of $3.4 million during the second quarter 2013 compared to second quarter 2012, resulting from relative performance against internal targets. The second quarter of 2012 benefited from record fuel margins which resulted in higher bonus accruals. This was partly offset by increased public company expense related to SUSP.
Other Operating Expenses. Other operating expenses increased by $5.1 million or 13.0% over second quarter 2012.  Operating expenses related to new stores accounted for $2.0 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	July 1, 2012	June 30, 2013	$ Change	% Change
Credit card expense	$12,170	$13,068	$898	7.4%
Utilities	5,748	6,822	1,074	18.7%
Maintenance	6,988	7,780	792	11.3%
Supplies	3,247	3,692	445	13.7%
Other operating expenses	11,371	13,294	1,923	16.9%
Total other operating expenses	$39,524	$44,656	$5,132	13.0%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for second quarter 2012 and second quarter 2013, respectively. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores. Excluding credit card fees, other operating expenses as a percentage of merchandise sales was 11.5% in second quarter 2013 compared with second quarter 2012 at 10.8%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $0.7 million in the second quarter 2013 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for second quarter 2013 of $15.1 million was up $2.6 million, or 20.6%, from second quarter 2012 due to the additional assets in service.
Income from Operations. Income from operations for second quarter 2013 was $33.4 million, compared to $58.3 million for second quarter 2012. The decrease is primarily attributed to lower retail fuel gross profit of $26.8 million, an increase in personnel and operating expenses, partly offset by higher wholesale fuel gross profit of $6.0 million and increased merchandise gross profit of $7.8 million, as described above.
Interest Expense. Interest expense for the quarter increased by $22.6 million over last year, primarily reflecting the non-recurring costs associated with the redemption of our $425 million 8.5% notes (2016 Notes) on May 15, 2013. The components of this additional cost are detailed in Note 10 of the accompanying Notes to Consolidated Financial Statements.
Income Tax. The income tax expense accrued for second quarter 2013 was less than $0.1 million, a decrease of $18.2 million from the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 7.6% compared to 37.9% for the second quarter of 2012. The decrease in the effective tax rate was due to the net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest share (49.9%) of SUSP's net income for the second quarter of 2013 was $4.8 million.
Net Income/Loss Attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the second quarter 2013 of $4.3 million, compared to net income attributable to Susser Holdings Corporation of $29.8 million for 2012. The decrease is primarily due to the same factors impacting operating income and interest expense, as described above, and by the increase in noncontrolling interest related to SUSP. Included in net loss is the $26.2 loss on early extinguishment of debt, on a pre-tax basis. Excluding the non-recurring charges related to the redemption of our 2016 Notes, net income attributable to Susser Holdings Corporation was $12.5 million and diluted EPS was $0.59 for the three months ended June 30, 2013.
Adjusted EBITDA. Adjusted EBITDA for second quarter 2013 was $50.5 million, a decrease of $22.3 million, or 30.7% compared to second quarter 2012. Retail segment Adjusted EBITDA of $37.8 million decreased by $28.6 million, or 43.1% compared to second quarter 2012, primarily due to lower fuel gross profit, increased personnel costs, maintenance and credit card expense, partly offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $15.4 million increased by $7.1 million, or 85.3% from second quarter 2012, primarily resulting from the higher fuel gross profit related to the mark-up to the retail segment and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $2.6 million for the quarter, compared to net expenses of $1.8 million for the same period in 2012.

First Half 2013 Compared to First Half 2012

The following discussion of results for first half 2013 compared to first half 2012 compares the 26-week period of operations ended June 30, 2013 to the 26-week period of operations ended July 1, 2012. During the first half of 2013 we operated an average of 561 retail stores, 20 more than in the first half of 2012.
Total Revenue. Total revenue for first half 2013 was $3.0 billion, an increase of $119.3 million, or 4.1%, from first half 2012. The increase in total revenue was driven by an increase in merchandise sales of 9.0% and a 5.2% increase in retail fuel revenue, partly offset by a 0.4% decrease in wholesale fuel revenue to third parties, as further discussed below.
Total Gross Profit. Total gross profit for first half 2013 was $315.0 million, an increase of $12.3 million, or 4.1% from first half 2012. The increase was primarily due to an increase in wholesale fuel gross profit of $14.1 million (including $13.5 million impact from the profit margin now charged to the retail segment) and an increase in merchandise gross profit of $13.9 million, partly offset by a decrease in retail fuel gross profit of $17.5 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2012 and 2013 ($14.4 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $522.2 million for first half 2013, an increase of $43.0 million, or 9.0% increase over first half 2012. The increase was due to a 3.2% merchandise same-store sales increase, accounting for $15.0 million of the increase, with the balance due to new stores built or acquired in 2012 and 2013. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were food service, packaged drinks, beer, tobacco and snacks.
Merchandise gross profit was $176.0 million for the first half 2013, an 8.6% increase over first half 2012, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.7% in the first half 2013 compared to 33.8% in the first half 2012. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks and tobacco. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. This increase was offset by a decline in cigarette gross profit. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first half 2013 were $1.6 billion, an increase of $78.3 million, or 5.2% over first half 2012, driven by an 8.5% increase in retail gallons sold. The increase was partly offset by a 3.1% decrease in the average retail price of motor fuel, to $3.46 per gallon. We sold an average of approximately 31,800 gallons per retail store per week in the first half 2013, 4.9% more than first half 2012. Retail motor fuel gross profit decreased by $17.5 million or 18.0% from first half 2012 due to an decrease in the gross profit per gallon, partly offset by $8.3 million gross profit related to the increase in gallons sold. The average retail fuel margin decreased from 23.0 cents per gallon to 17.4 cents per gallon for first half 2012 and first half 2013, respectively. This decrease in fuel margin decreased retail fuel gross profit by $25.9 million. After deducting credit card fees, the net margin decreased from 17.5 cents per gallon to 11.9 cents per gallon from first half 2012 to first half 2013.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in the fuel cost and corresponding reduction in fuel gross profit to the retail segment for first half 2013 was approximately $13.6 million, or three cents per gallon for gallons purchased. Wholesale segment gross profit was increased by $13.4 million on its sales to the retail segment. Other than a small difference due to timing of sales and purchases between the segments, consolidated SUSS fuel gross profit is not impacted by the implementation of this profit margin.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first half 2013 were $902.0 million, a 0.4% decrease over first half 2012. The decrease was primarily driven by a 2.9% decrease in the wholesale selling price per gallon, partly offset by 2.6% increase in gallons sold. Wholesale motor fuel gross profit of $32.2 million increased $14.1 million or 77.8% from first half 2012, due to the $13.5 million profit margin charged to the retail segment subsequent to September 25, 2012, additional gallons sold and a 0.6% increase in the gross profit per gallon from third parties from 6.1 cents to 6.2 cents per gallon (responsible for a $0.1 million increase).
Other Revenue and Gross Profit. Other revenue of $27.2 million for first half 2013 increased by $1.6 million or 6.2% from first half 2012, with a $1.9 million or 7.6% increase in associated gross profit. $0.8 million of this increase related to an increase in rental income, $0.6 million increase in ATM income and $0.5 million increase in car wash income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first half 2013, personnel expense increased $14.9 million or 17.2% over first half 2012. Of the increase in personnel expense, $9.2 million was attributable to the new stores acquired or constructed during 2012 and 2013. As a percentage of merchandise sales, personnel expense increased by 140 basis points to 19.5% compared to last year, mostly attributable to additional training and start-up costs related to the large number of new stores recently opened, and higher benefit costs across all stores. Bonus and

401(k) match accrued for the first half of 2013 was approximately $1.0 million lower than in 2012, due to relative performance against internal targets.
General and Administrative Expenses. For first half 2013, general and administrative ("G&A") expenses increased by $1.4 million, or 5.9%, from first half 2012. G&A expenses include non-cash stock-based compensation expenses which were $2.8 million for the first half 2013, compared to $2.9 million for the first half 2012. The remaining $1.5 million increase was primarily due to increased professional fees, increased public company expense related to SUSP and additional support expenses related to additional stores, partly offset by a reduction of $3.7 million in bonus and 401(k) match accruals during that period related to performance against internal targets. The first half of 2012 benefited from record fuel margins which resulted in higher bonus accruals.
Other Operating Expenses. Other operating expenses increased by $8.6 million or 11.3% over first half 2012.  Operating expenses related to new stores accounted for $3.7 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Six Months Ended
	July 1, 2012	June 30, 2013	$ Change	% Change
Credit card expense	$23,463	$25,401	$1,938	8.3%
Utilities	11,294	12,492	1,198	10.6%
Maintenance	13,240	15,056	1,816	13.7%
Supplies	6,134	7,100	966	15.7%
Other operating expenses	21,949	24,654	2,705	12.3%
Total other operating expenses	$76,080	$84,703	$8,623	11.3%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for both first half 2012 and first half 2013. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores. Excluding credit card fees, other operating expenses as a percentage of merchandise sales were 11.4% in the first half 2013 compared to the first half 2012 at 11.0%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $1.1 million in the first half 2013 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the first half 2013 of $29.3 million was up $4.2 million, or 16.8%, from first half 2012 due to the additional assets in service.
Income from Operations. Income from operations for first half 2013 was $49.1 million, compared to $67.8 million for first half 2012. The decrease is primarily attributed to lower retail fuel gross profit of $17.5 million, an increase in personnel, G&A and operating expenses, partly offset by higher wholesale fuel gross profit of $14.1 million and increased merchandise gross profit of $13.9 million, as described above.
Interest Expense. Interest expense for the first half increased by $22.3 million over last year, primarily reflecting the non-recurring costs associated with the redemption of our $425 million 8.5% notes (2016 Notes) on May 15, 2013. The components of this additional cost are detailed in Note 10 of the accompanying Notes to Consolidated Financial Statements.
Income Tax. The income tax expense accrued for first half 2013 was $1.6 million, which consisted of $0.3 million of expense attributable to the Texas franchise tax and $1.3 million of income tax expense related to the federal and state income tax. This is a decrease of $16.3 million from the first half of 2012. The effective tax rate for the first half of 2013 was 26.4%, compared to 37.9% for the first half of 2012. The decrease in effective rate was due to the net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, and is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest share (49.9%) of SUSP's net income for the first half of 2013 was $8.9 million.
Net Income/Loss Attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first half 2013 of $4.5 million, compared to net income attributable to Susser Holdings Corporation of

$29.3 million for 2012. The decrease is primarily due to the same factors impacting operating income and interest expense, as described above, as well as the increase in noncontrolling interest related to SUSP. Included in net loss is the $26.2 loss on early extinguishment of debt, on a pre-tax basis. Excluding the non-recurring charges related to the redemption of our 2016 Notes, net income attributable to Susser Holdings Corporation was $12.3 million and diluted EPS was $0.58 for the six months ended June 30, 2013.
Adjusted EBITDA. Adjusted EBITDA for first half 2013 was $82.3 million, a decrease of $13.5 million, or 14.1% compared to first half 2012. Retail segment Adjusted EBITDA of $59.6 million decreased by $26.0 million, or 30.4% compared to first half 2012, primarily due to lower fuel gross profit, increased personnel costs, maintenance and credit card expense partly offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $27.7 million increased by $14.2 million, or 104.8% from first half 2012, primarily resulting from the higher fuel gross profit related to the mark-up to the retail segment and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $5.0 million for the first half 2013, compared to net expenses of $3.4 million for the same period in 2012.

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
Cash flows from operations were $27.4 million and $74.5 million for the first six months of 2013 and 2012, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in operating results as previously discussed, and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $29.4 million of cash and cash equivalents on hand at June 30, 2013, compared to $286.2 million cash and cash equivalents at December 30, 2012. The reduction in cash is primarily attributed to the redemption of the 2016 Notes in May 2013.
Capital Expenditures. Capital expenditures, including investment in dealer supply agreements and other intangible assets but before any sale leasebacks and asset dispositions were $99.8 million and $67.3 million during the first six months of 2013 and 2012, respectively. During the first half of 2013, we opened 10 new large-format retail stores and closed two smaller retail stores. Three additional stores have been opened to date in the third quarter. We currently have another 16 stores under construction. We expect to open a total of 28 to 30 new retail stores in 2013. We expect to add a total of 28 to 40 new dealer sites during 2013.
Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Retail stores:
Number at beginning of period	562	559
New stores	6	10
Closed stores	(1)	(2)
Number at end of period	567	567
Wholesale dealer and consignment locations:
Number at beginning of period	579	579
New locations	10	15
Closed locations	(6)	(11)
Number at end of period	583	583
During fiscal 2013, we plan to invest approximately $195 to $215 million, on a consolidated basis, in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance the majority of this year's capital spending plan with cash flows from operations, revolver borrowings, liquidation of marketable securities, and cash balances. We currently expect we will be able to access any required financing for our new store program.
Other Investing Activities. During the six months of 2013, we funded a portion of our new store construction by selling and leasing back 12 newly-constructed Stripes® stores to SUSP, for a total of $52.5 million in proceeds, including $4.2 million from SUSP for adjustments to true-up estimated to final costs on eight stores previously sold to SUSP. SUSP funded these purchases by liquidating a portion of its marketable securities. The marketable securities serve as collateral for the SUSP Term Loan.
Cash Flows from Financing Activities. At June 30, 2013, our outstanding debt was $402.3 million, cash and marketable securities on the balance sheet was $125.3 million. Our net debt position at the end of the quarter is summarized as follows (in thousands):

	SUSP	SUSS	Total Consolidated
2013 SUSS revolver	$—	$220,070	$220,070
SUSP revolver	84,800	—	84,800
SUSP term loan	95,866	—	95,866
Other notes payable	1,087	476	1,563
Total debt outstanding	181,753	220,546	402,299
Cash and marketable securities	111,742	13,539	125,281
Debt less Cash and marketable securities	$70,011	$207,007	$277,018

Additional details of our long-term debt are provided in Note 8 in the accompanying Notes to Consolidated Financial Statements.
We entered into a Second Amended and Restated Credit Agreement on April 8, 2013 ("2013 SUSS Revolver"), which replaced the existing $100 million SUSS Revolver. The new facility provides for borrowings up to $500 million and matures on April 8, 2018. We drew approximately $233 million on the 2013 SUSS Revolver and also used cash on the balance sheet to redeem all of our outstanding $425 million 2016 Notes on May 15, 2013, at a redemption price of 104.25% of the principal amount, plus accrued and unpaid interest.

During the first six months of 2013, we borrowed $52.5 million on SUSP Revolver which was used to repay the SUSP Term Loan. Additionally, we repaid $3.1 million on the SUSP Revolver. As of June 30, 2013, the balance outstanding on the SUSP Term Loan was $95.9 million, which was fully collateralized by marketable securities.
SUSP made a $4.8 million distribution to public unit holders on May 30, 2013, related to its operations for the first quarter of 2013, bringing the total distribution to public unitholders this year to $9.6 million. SUSP declared a distribution to its public unit holders of $4.9 million related to its second quarter 2013 results, payable August 29, 2013.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at quarter-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$250,000	$84,800	$12,800	$152,400
2013 SUSS Revolver	500,000	220,070	2,351	277,579
Total	$750,000	$304,870	$15,151	$429,979
Our ability to meet our debt service obligations and other capital requirements including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to repay, redeem or repurchase our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item A. Risk Factors” of our Annual Report on Form 10K may also significantly impact our liquidity.

Contractual Obligations and Commitments
Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of June 30, 2013:

	Payments Due by Period
	2013 (4)	2014	2015	2016	2017	Thereafter	Total
	(dollars in thousands)
Long term debt obligations (1)	$17	$39	$95,907	$1,039	$84,817	$220,480	$402,299
Interest (2)	4,566	9,130	8,876	8,849	8,153	1,881	41,455
Operating lease obligations (3)	24,284	47,526	46,327	45,609	45,029	392,852	601,627
Total	$28,867	$56,695	$151,110	$55,497	$137,999	$615,213	$1,045,381

(1)
Payments for 2013 through 2017 reflect required principal payments on our promissory notes. Assumes the outstanding balance of the 2013 SUSS Revolver at June 30, 2013 of $220.1 million, remains outstanding until the revolver matures in April 2018. Assumes the outstanding balance of the SUSP Revolver at June 30, 2013 of $84.8 million, remains outstanding until the revolver matures in September 2017.

(2)
Includes interest on promissory notes. Includes interest on revolving credit facilities and commitment fees on the facilities through their maturity dates, using amounts borrowed and rates in effect at June 30, 2013.

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

(4)	2013 amounts are for the remaining second half of 2013, reflecting our current debt structure as previously described.

Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	June 30, 2013
	Fee	Leased
Operating sites:
Retail	257	310
Wholesale - SPC	12	26
Wholesale - SUSP	63	12
Inter-company leases	—	(20)
Total	332	328
Office locations	7	4
Properties under construction	12	1
Properties held for future development	43	—
Income producing properties	5	3
Surplus properties	42	2
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

	2011								2012							2013
	(dollars and gallons in thousands, except per share amounts)
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR
Merchandise sales	$203,017		$226,441		$233,464		$218,989		$226,070	$253,125		$256,419		$240,838		$247,478	$274,727
Motor fuel sales:
Retail	618,120		724,993		711,203		660,963		736,405	774,115		767,208		718,112		782,979	805,850
Wholesale	336,361		412,069		397,201		403,512		438,801	466,743		464,665		422,001		442,515	459,459
Other income	11,635		12,885		11,646		11,669		13,111	12,524		12,524		15,466		13,376	13,853
Total revenue	1,169,133		1,376,388		1,353,514		1,295,133		1,414,387	1,506,507		1,500,816		1,396,417		1,486,348	1,553,889
Merchandise gross profit	69,011		77,094		78,391		73,105		75,727	86,360		86,681		82,184		81,833	94,131
Motor fuel gross profit:
Retail	29,313		60,719		55,306		37,183		27,725	69,802		43,887		44,627		37,011	42,987
Wholesale	6,207		9,023		8,410		7,402		7,078	11,060		9,576		15,848		15,165	17,081
Other gross profit	11,188		12,094		11,308		11,232		12,422	12,572		12,070		13,775		13,029	13,811
Total gross profit	115,719		158,930		153,415		128,922		122,952	179,794		152,214		156,434		147,038	168,010
Income from operations	10,699		47,660		37,586		18,945		9,508	58,285		26,491		32,148		15,607	33,449
Net income (loss) attributable to Susser Holdings Corporation	$(23)		$23,665		$18,516		$5,299		$(528)	$29,817		$6,847		$10,589		$(232)	$(4,260)
Earnings (loss) per common share:
Basic	$—		$1.38		$1.09		$0.29		$(0.03)	$1.44		$0.33		$0.51		$(0.01)	$(0.20)
Diluted	$—		$1.36		$1.06		$0.29		$(0.03)	$1.40		$0.32		$0.49		$(0.01)	$(0.20)
Merchandise margin	34.0%		34.0%		33.6%		33.4%		33.5%	34.1%		33.8%		34.1%		33.1%	34.3%
Fuel gallons:
Retail	191,302		194,538		199,650		200,092		208,137	215,261		218,507		211,258		223,477	236,075
Wholesale	121,007		128,070		129,950		143,805		141,581	153,565		149,828		149,935		146,652	156,165
Motor fuel margin:
Retail (a)	15.3	¢	31.2	¢	27.7	¢	18.6	¢	13.3 ¢	32.4	¢	20.1	¢	21.1	¢	16.6 ¢	18.2 ¢
Wholesale (b)	5.1	¢	7.0	¢	6.5	¢	5.1	¢	5.0 ¢	7.2	¢	6.1	¢	6.3	¢	5.9 ¢	6.4 ¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.

(b)	Third party sales excludes sales to retail segment.

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
As one of our critical accounting policies, goodwill is not amortized, but is tested annually for impairment, or more frequently, if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of June 30, 2013.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a total of $400.7 million debt outstanding, on a consolidated basis, which bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 30, 2013, would be to change interest expense by approximately $4.0 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at December 30, 2012 or June 30, 2013.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. We had 49 positions with a fair value of ($79,700) outstanding at December 30, 2012 and 173 positions with a fair value of ($247,700) outstanding at June 30, 2013.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUSSER HOLDINGS CORPORATION
Date: August 9, 2013	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Susser Holdings Corporation 2013 Equity Incentive Plan.*
10.2	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan.*
10.3	Form of Restricted Stock Agreement under the 2013 Equity Incentive Plan.*
10.4	Form of Stock Option Agreement under the 2013 Equity Incentive Plan.*
10.5	Susser Holdings Corporation Section 162(m) Performance Plan.*
10.6
Second Amended and Restated Credit Agreement among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Regions Bank, BMO Capital Markets, BBVA Compass, U.S. Bank, National Association, and Branch Banking and Trust Company, as Co-Documentation Agents, each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto.

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

*Incorporated by reference to the registrant's amended current report on Form 8-K/A (Amendment No. 1) filed on May 24, 2013.