Form 10-Q
period 2013-09-29
Susser Holdings CORP
filed 2013-11-08
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 29, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	21,424,982 SHARES
(Class)	(Outstanding at November 1, 2013)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Susser Holdings Corporation
Consolidated Balance Sheets

	December 30, 2012	September 29, 2013
		unaudited
	(in thousands)
Assets
Current assets:
Cash and cash equivalents (SUSP: $6,752 at December 31, 2012, and $17,917 at September 30, 2013)	$286,232	$34,664
Accounts receivable, net of allowance for doubtful accounts of $707 at December 30, 2012 and $582 at September 29, 2013 (SUSP: $33,008 at December 31, 2012 and $63,774 at September 30, 2013)	105,874	142,280
Inventories, net (SUSP: $2,981 at December 31, 2012, and $15,474 at September 30, 2013)	115,048	125,421
Other current assets (SUSP: $821 at December 31, 2012 and $243 at September 30, 2013)	6,678	10,082
Total current assets	513,832	312,447
Property and equipment, net (SUSP: $68,173 at December 31, 2012 and $169,300 at September 30, 2013)	602,151	704,729
Other assets:
Marketable securities (SUSP: $148,264 at December 31, 2012 and $37,936 at September 30, 2013)	148,264	37,936
Goodwill (SUSP: $12,936 at December 31, 2012 and $22,432 at September 30, 2013)	244,398	253,894
Intangible assets, net (SUSP: $23,131 at December 31, 2012 and $22,344 at September 30, 2013)	45,764	41,829
Other noncurrent assets (SUSP: $191 at December 31, 2012 and $182 at September 30, 2013)	15,381	16,660
Total assets	$1,569,790	$1,367,495
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $20,847 at December 31, 2012 and $26,296 at September 30, 2013)	$171,545	$193,160
Accrued expenses and other current liabilities (SUSP: $1,101 at December 31, 2012 and $13,355 at September 30, 2013)	63,834	63,842
Current maturities of long-term debt (SUSP: $0 at December 31, 2012 and $500 at September 30, 2013)	36	538
Total current liabilities	235,415	257,540
Revolving line of credit (SUSP: $3,090 at December 31, 2012 and $0 at September 30, 2013)	35,590	327,800
Long-term debt (SUSP: $0 at December 31, 2012 and $2,500 at September 30, 2013)	571,649	41,882
Deferred tax liability, long-term portion (SUSP: $152 at December 31, 2012 and $424 at September 30, 2013)	80,992	80,525
Other noncurrent liabilities (SUSP: $2,476 at December 31, 2012 and $2,285 at September 30, 2013)	45,445	42,956
Total liabilities	969,091	750,703
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,619,700 issued and 21,229,499 outstanding at December 30, 2012; 21,631,069 issued and 21,374,546 outstanding as of September 29, 2013	212	213
Additional paid-in capital	276,430	282,432
Treasury stock, common shares, at cost; 390,201 as of December 30, 2012; 256,523 as of September 29, 2013	(8,068)	(5,608)
Retained earnings	120,924	129,329
Total Susser Holdings Corporation shareholders’ equity	389,498	406,366
Noncontrolling interest	211,201	210,426
Total shareholders’ equity	600,699	616,792
Total liabilities and shareholders’ equity	$1,569,790	$1,367,495
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2012 and September 30, 2013, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$256,419	$281,610	$735,614	$803,815
Motor fuel sales	1,231,873	1,304,383	3,647,937	3,795,186
Other income	12,524	13,550	38,159	40,779
Total revenues	1,500,816	1,599,543	4,421,710	4,639,780
Cost of sales:
Merchandise	169,738	186,415	486,846	532,656
Motor fuel	1,177,649	1,239,873	3,477,252	3,616,926
Other	1,215	1,036	2,652	2,931
Total cost of sales	1,348,602	1,427,324	3,966,750	4,152,513
Gross profit	152,214	172,219	454,960	487,267
Operating expenses:
Personnel	47,178	54,042	133,907	155,664
General and administrative	12,138	14,442	36,044	39,752
Other operating	41,189	45,068	117,269	129,771
Rent	11,579	11,762	34,668	35,666
Loss on disposal of assets and impairment charge	455	380	489	1,507
Depreciation, amortization and accretion	13,184	15,482	38,299	44,808
Total operating expenses	125,723	141,176	360,676	407,168
Income from operations	26,491	31,043	94,284	80,099
Other income (expense):
Interest expense, net	(10,653)	(2,380)	(31,080)	(45,152)
Other miscellaneous	(125)	(221)	(330)	(460)
Total other expense, net	(10,778)	(2,601)	(31,410)	(45,612)
Income before income taxes	15,713	28,442	62,874	34,487
Income tax expense	(8,579)	(10,756)	(26,449)	(12,351)
Net income and comprehensive income	7,134	17,686	36,425	22,136
Less: Net income attributable to noncontrolling interest	287	4,789	289	13,731
Net income attributable to Susser Holdings Corporation	$6,847	$12,897	$36,136	$8,405
Net income per share attributable to Susser Holdings Corporation:
Basic	$0.33	$0.61	$1.75	$0.40
Diluted	$0.32	$0.59	$1.70	$0.38
Weighted average shares outstanding:
Basic	20,725,514	21,175,517	20,669,366	21,127,339
Diluted	21,343,040	21,633,375	21,240,363	21,638,800

See accompanying notes

Susser Holdings Corporation
Consolidated Statement of Cash Flows
Unaudited

	Nine Months Ended
	September 30, 2012	September 29, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$36,425	$22,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	38,299	44,808
Amortization of deferred financing fees/debt discount, net	2,864	4,534
Loss on disposal of assets and impairment charge	489	1,507
Non-cash stock based compensation	4,337	5,318
Deferred income tax	17,133	4,256
Loss on early extinguishment of debt	—	26,163
Excess tax benefits from stock based compensation	(996)	(1,994)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(52,157)	(16,502)
Inventories	(15,648)	(10,010)
Other assets	8,991	(2,852)
Accounts payable	70,291	11,773
Accrued liabilities	6,680	(3,988)
Other noncurrent liabilities	(1,384)	(8,988)
Net cash provided by operating activities	115,324	76,161
Cash flows from investing activities:
Capital expenditures	(112,842)	(142,800)
Purchase of intangibles	(1,075)	(5,003)
Proceeds from disposal of property and equipment	1,316	97
Acquisition, net of cash acquired	—	(14,416)
Redemption of marketable securities	78,976	879,692
Purchase of marketable securities	(259,654)	(769,364)
Net cash used in investing activities	(293,279)	(51,794)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	193,166	14,850
Payments on long-term debt	(28,550)	(568,239)
Revolving line of credit, net	—	292,210
Loan origination costs	(1,957)	(3,395)
Proceeds from Susser Petroleum Partners LP offering	206,030	—
Proceeds from issuance of equity, net of issuance costs	1,376	1,545
Purchase of shares for treasury	(617)	(394)
Excess tax benefits from stock-based compensation	996	1,994
Distributions to noncontrolling unitholders	—	(14,506)
Net cash provided by (used in) financing activities	370,444	(275,935)
Net increase (decrease) in cash	192,489	(251,568)
Cash and cash equivalents at beginning of year	120,564	286,232
Cash and cash equivalents at end of period	$313,053	$34,664
Supplemental disclosure of noncash financing activity:
Issuance of stock from treasury	$(1,375)	$(2,854)
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$7,347	$4,619
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

•
Effective September 25, 2012, Susser Petroleum Partners LP ("SUSP" or the "Partnership"), a Delaware Limited Partnership, distributes motor fuel and other petroleum lubricant products through its consolidated subsidiaries to SUSS and third parties in Texas, New Mexico, Oklahoma, and Louisiana. As of September 29, 2013, Susser owns 50.2% of the SUSP common and subordinated units representing limited partner interests and owns 100% of SUSP's general partner, Susser Petroleum Partners GP LLC ("General Partner"). SUSP was formed in June 2012 and completed an initial public offering ("SUSP IPO") on September 25, 2012 (see Note 2 for additional information on SUSP).

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership. A subsidiary, C&G Investments, LLC, owns a 50% interest in Cash & Go, Ltd. and Cash & Go Management, LLC. Cash & Go, Ltd. currently operates 37 units, located primarily inside Stripes retail stores, which provide short-term loan and check cashing services. The Company accounts for this investment under the equity method, and reflects its share of net earnings in other miscellaneous income and its investment in other noncurrent assets.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2012 refer to the 52-week period ended December 30, 2012. All references to the third quarter and first nine months of 2012 and 2013 refer to the 13-week and 39-week periods ended September 30, 2012 and September 29, 2013, respectively. SPC and SUSP use calendar month accounting periods and end their fiscal year on December 31.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at September 29, 2013 and for the three and nine months ended September 30, 2012 and September 29, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three and nine months ended September 30, 2012 and September 29, 2013 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.
Certain line items have been reclassified for presentation purposes. On the consolidated statements of cash flows, change in notes receivable has been reclassified from a financing activity to an operating activity to better reflect the purpose of these notes receivable. On the consolidated balance sheets as of December 30, 2012, a reclassification between prepaid income taxes, accrued income taxes, and long-term deferred tax liabilities was made to reflect a revision in our 2012 income tax provision between current and deferred income taxes. This revision had no impact on total income tax for the year ended December 30, 2012. Also on the consolidated balance sheets for the year ended December 30, 2012 and nine months ended September 29, 2013, long-term deferred gain has been reclassified to combine with other noncurrent liabilities.

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
On September 25, 2012, SUSP completed the SUSP IPO of 10,925,000 common units at a price of $20.50 per unit. The initial public offering represented the issuance by SUSP of a 49.9% noncontrolling interest in SUSP. Net proceeds to SUSP from the issuance of the units were approximately $206 million, net of offering costs and discounts and commissions. After the completion of the SUSP IPO, SUSS owned a 50.1% interest in SUSP, all of the incentive distribution rights and 100% of the General Partner, which has a 0.0% non-economic general partner interest in SUSP. We are the primary beneficiary of SUSP's earnings and cash flows and therefore we consolidate SUSP into our financial results. The initial public offering represented the issuance by SUSP of a 49.9% noncontrolling interest in SUSP. All intercompany transactions with SUSP are eliminated in our consolidated balances.
On September 4, 2013, SUSS acquired 100% of the outstanding stock of Gainesville Fuel, Inc., a wholesale fuel and lubricants business (“GFI Acquisition”) for net cash consideration of $14.4 million and subsequently converted that company to a limited liability company and contributed the converted company (which at the time of contribution held approximately $2.0 million net assets, including acquisition indebtedness and other liabilities) to SUSP ("GFI Contribution"). The contributed indebtedness included a $14.8 million term debt, a $3.0 million seller note and contingent consideration of $4.0 million which will be determined based upon certain operating performance metrics of the acquired assets over the next 12 months. In connection with this contribution, SUSP issued 64,872 limited partner units to SUSS, valued at $2.0 million, bringing SUSS’s total ownership in SUSP’s limited partner units to 50.2%. The number of units issued was determined based on the price at the date of contribution.

This transaction gives SUSP access to new geographic wholesale markets and expands the customer base. The contribution to SUSP was accounted for as a transfer of net assets between entities under common control. Specifically, SUSP recognized the acquired assets and assumed liabilities at SUSS’s carrying value, including the preliminary estimated purchase accounting adjustments, as of the acquisition date.

The purchase price and related allocation is not considered final primarily due to working capital adjustments expected to occur in the fourth quarter of 2013 as well as the determination of the fair value of certain transportation assets. These items may result in additional adjustments to the preliminary purchase price allocation. We will finalize the amounts recognized once we obtain the information necessary to complete the analysis. The preliminary allocation includes working capital of $13.5 million, property and equipment of $4.7 million, and goodwill of $9.5 million. Pro forma revenue and net income related to the GFI Acquisition is not presented because the pro forma impact is not material to either SUSS or SUSP.

During the third quarter of 2013, the Company recorded a non-cash deferred tax expense of $3.5 million related to the contribution of goodwill from SUSS to SUSP in connection with the GFI Contribution.
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

The SUSP Term Loan is collateralized by marketable securities in an amount equal to at least 98.0% of the SUSP Term Loan balance outstanding. At September 30, 2013, the SUSP term loan outstanding was $37.9 million and marketable securities consisting of commercial paper and money market fund investments totaled $37.9 million.
Susser has entered into a guaranty of collection in connection with the SUSP Revolver and SUSP Term Loan, with maximum obligation to Susser limited to $180.7 million. We are also contingently liable on $1.1 million in mortgage debt for SUSP. For additional information regarding SUSP and our credit and term loan facilities, see Note 8. In addition, we have provided guarantees of payment to certain of SUSP's vendors. With the exception of these liabilities, SUSP's creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of SUSP and its consolidated subsidiaries.
SUSP is a consolidated variable interest entity (“VIE”). The amounts shown in the parenthetical presentation on the Consolidated Balance Sheet represents the SUSP balances not guaranteed by SUSS. The liabilities which are guaranteed by us are as follows as of September 29, 2013 (in thousands):

Accounts Payable	$78,178
Current portion of long-term debt	25
Long-term debt and revolver	181,722
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
In addition, the Omnibus Agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or the alternate fuel sales rate. We sold ten convenience store properties to SUSP for $37.8 million during the quarter ended September 29, 2013 bringing the total for the year to 22 stores. These stores were leased back to SUSS. Since SUSP's IPO, we have sold a total of 30 convenience store properties to SUSP, for a total cost of $121.0 million, through September 29, 2013.

3.	New Accounting Pronouncements
FASB ASU No. 2013-11. In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes - Presentation of an
Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists-
Subtopic 740-10." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim periods beginning after December 15, 2013 but early adoption is permitted. The adoption of this guidance is not expected to have an impact on the presentation of our financial statements.

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

4.Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2012	September 29, 2013
	(in thousands)
Accounts receivable, trade	$41,456	$70,019
Credit card receivables	41,590	49,361
Vendor receivables for rebates, branding and others	10,244	10,194
ATM fund receivables	7,789	8,389
Notes receivable, short-term	564	709
Other receivables	4,938	4,190
Allowance for uncollectible accounts, trade	(707)	(582)
Accounts receivable, net	$105,874	$142,280

5.	Inventories

Inventories consisted of the following:

	December 30, 2012	September 29, 2013
	(in thousands)
Merchandise	$59,884	$59,962
Fuel-retail	34,550	36,329
Fuel-wholesale consignment	6,829	4,421
Fuel-other wholesale	3,639	13,130
Lottery	2,363	2,344
Equipment and maintenance spare parts	8,396	9,862
Allowance for inventory shortage and obsolescence	(613)	(627)
Inventories, net	$115,048	$125,421

6.	Property and Equipment

Property and equipment consisted of the following:

	December 30, 2012	September 29, 2013
	(in thousands)
Land	$182,288	$199,459
Buildings and leasehold improvements	338,287	404,665
Equipment	288,123	341,385
Construction in progress	33,014	37,609
Total property and equipment	841,712	983,118
Less: Accumulated depreciation	239,561	278,389
Property and equipment, net	$602,151	$704,729

7.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 30, 2012 and September 29, 2013, we had $244.4 million and $253.9 million, respectively, of goodwill recorded in conjunction with business combinations. The increase of $9.5 million was recorded in conjunction with the GFI Acquisition. The 2012 impairment analysis indicated no impairment in goodwill. As of September 29, 2013, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first nine months of 2013, and we believe the assumptions used in the analysis performed in 2012 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first nine months of 2013.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 30, 2012 and September 29, 2013:

	December 30, 2012			September 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Indefinite-lived
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Finite-lived
Supply agreements	31,585	9,521	22,064	33,791	12,111	21,680
Favorable leasehold arrangements, net	323	(196)	519	502	(67)	569
Loan origination costs	15,848	8,040	7,808	5,302	727	4,575
Trade names	5,756	3,491	2,265	4,246	2,194	2,052
Other	664	128	536	389	8	381
Intangible assets, net	$66,748	$20,984	$45,764	$56,802	$14,973	$41,829
 The decrease in loan origination costs is primarily attributable to the write-off of costs related to the May 2013 debt extinguishment (see Note 10 for further discussion).

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2012	September 29, 2013
	(in thousands)
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$—	$185,000
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	35,590	142,800
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	148,166	37,866
8.5% senior unsecured notes due 2016	425,000	—
Other notes payable	1,581	4,554
Unamortized discount	(3,062)	—
Total debt	607,275	370,220
Less: Current maturities	36	538
Long-term debt, net of current maturities	$607,239	$369,682
The fair value of the term loans, revolving credit facilities and other notes payable are estimated to be $371.6 million as of September 29, 2013. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 4.0% to 7.0% maturing from 2016 to 2031. The fair value of the term loans and other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. Fair value approximates carrying value on revolving credit facilities. The estimated fair value of the term loans and other notes payable is calculated using Level 3 inputs.
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
SUSP Term Loan
On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”). Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At September 29, 2013, the outstanding balance was $37.9 million and the interest rate on the SUSP Term Loan was 0.43%.
In order to obtain the interest rate on the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98.0% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of September 29, 2013, $37.9 million of commercial paper and money market fund investments collateralized the SUSP Term Loan and are included in other assets on the Consolidated Balance Sheet. These investments are intended to be used to fund future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).

Credit Facilities
SUSS Revolving Credit Agreement. On April 8, 2013, Susser Holdings, L.L.C. entered into a Second Amended and Restated Credit Agreement (“2013 SUSS Revolver”) which provided for a new five year revolving credit facility in an aggregate principal amount of up to $500 million, maturing on April 8, 2018, and replaced the existing $100 million SUSS Revolver. The 2013 SUSS Revolver may be increased by up to $100 million. We drew approximately $233 million on the 2013 SUSS Revolver on May 15, 2013, in connection with the redemption of our 2016 Notes. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. (iii) SUSP, its consolidated subsidiaries and its General Partner, and (iv) certain future non-operating subsidiaries) are guarantors under the Credit Agreement.
The interest rates under the 2013 SUSS Revolver are calculated at either a base rate or LIBOR plus a margin of 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of LIBOR loans), based on a leverage grid. In addition, the unused portion of the SUSS Revolver is subject to a commitment fee ranging from 0.30% to 0.40% based on SUSS's consolidated total leverage ratio. The 2013 SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of (i) a senior secured leverage ratio of (a) prior to March 31, 2015, not more than 2.75 to 1.00 and (b) on and after March 31, 2015, not more than 2.50 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.50 to 1.00. We were in compliance with all financial covenants as of September 29, 2013.
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
As of September 29, 2013, we had $185.0 million in borrowings under the 2013 SUSS Revolver and $1.4 million in standby letters of credit. The unused availability on the 2013 SUSS Revolver at September 29, 2013, was $313.6 million.
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
As of September 29, 2013, the amount borrowed on the SUSP Revolver was $142.8 million and there were $10.0 million in standby letters of credit. The unused availability on the SUSP Revolver at September 29, 2013, was $97.2 million. SUSP was in compliance with all covenants.
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
Losses on Early Extinguishment of Debt
In conjunction with the extinguishment of the Company's 2016 Notes and the amendment to the Company's credit agreement in May 2013, the Company incurred losses on early extinguishment of $26.2 million which included an $18.1 million call premium, $5.3 million in unamortized loan costs and $2.8 million of unamortized discount. The after-tax amount of this loss was $16.7 million or $0.79 per diluted share. These amounts are included in interest expense in the statements of operations for the nine months ended September 29, 2013 (see Note 10 for additional information related to interest expense).
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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The maturity dates of these debt securities range from October 22, 2013 to October 25, 2013 and are classified on the balance sheet in other assets. Marketable securities also include approximately $7.9 million in money market funds. The carrying value approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 30, 2012 and September 29, 2013 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for funding future capital expenditures.
From time to time, the Company enters into interest rate swaps to either reduce the impact of changes in interest rates on its floating rate long-term debt or to take advantage of favorable variable interest rates compared to its fixed rate long-term debt in order to manage interest rate risk exposure. We had no interest rate swaps outstanding at December 30, 2012 or September 29, 2013.
The Company also periodically enters into derivatives, such as futures and options, to manage its fuel price risk, primarily related to bulk purchases of fuel. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. The fair value of our derivative contracts is measured using Level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. This price does not differ materially from the amount that would be paid to transfer the liability to a new obligor due to the short term nature of these contracts. At December 30, 2012, the Company held fuel futures contracts with a negative fair value of $79,700 (49 contracts representing 2.1 million gallons). At September 29, 2013, the Company held fuel futures contracts with a negative fair value of $459,000 (317 contracts representing 11.9 million gallons), which are classified in other current assets in the Company’s consolidated balance sheets. The Company recognized a gain during the first nine months of 2012 and 2013 related to these contracts of $0.8 million and $0.5 million, respectively. The gain/loss realized on hedging contracts is substantially offset by changes in profitability on sale of fuel inventory.

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

The components of net rent expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(in thousands)
Cash rent:
Store base rent	$11,603	$11,893	$34,738	$35,668
Equipment rent	408	344	1,231	1,163
Contingent rent	79	83	229	229
Total cash rent	12,090	12,320	36,198	37,060
Non-cash rent:
Straight-line rent	47	—	144	306
Amortization of deferred gain	(558)	(558)	(1,674)	(1,700)
Net rent expense	$11,579	$11,762	$34,668	$35,666
Letters of Credit
We were contingently liable for $1.4 million related to irrevocable letters of credit required by various third parties at September 29, 2013, under the 2013 SUSS Revolver. In addition we have $10.0 million related to irrevocable letters of credit required by various third parties at September 29, 2013, under the SUSP Revolver.

10.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(in thousands)
Cash interest expense	$9,768	$2,344	$29,098	$36,679
Capitalized interest	(245)	(151)	(781)	(909)
Amortization of loan costs and issuance discount, net	1,170	272	2,864	9,691
Cash interest income	(40)	(85)	(101)	(309)
Interest expense, net	$10,653	$2,380	$31,080	$45,152

Included in the amounts above for the nine months ended September 29, 2013, are the following charges related to the May 2013 debt extinguishment and refinancing in thousands (See Note 8):

	Cash	Non-Cash	Total
Call premium on redemption of 2016 Notes	$18,063	$—	$18,063
Write off unamortized discount and loan costs on redeemed debt	—	8,100	8,100
Loss on extinguishment	$18,063	$8,100	$26,163

11.	Income Tax
Our interim provision for income taxes is based on our estimated annual effective tax rate for the year of 25.1% plus any discrete items. During the third quarter of 2013, the Company recorded a non-cash deferred tax expense of $3.5 million related to the contribution of goodwill from SUSS to SUSP in connection with the GFI Contribution. Excluding this charge for the nine months ended September 29, 2013, our computed tax rate was 25.8%. During the third quarter of 2012, the Company recorded a non-cash deferred tax expense of $3.6 million related to the contribution of goodwill from SUSS to SUSP in connection with the SUSP IPO. Excluding this charge, for the nine months ended September 30, 2012, our computed tax rate was 36.3%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. The decrease in the computed tax rate from the first nine months of 2012 to the first nine months of 2013 is primarily attributable to the noncontrolling interest in SUSP. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross margin in Texas (“franchise tax”). SUSP is subject to franchise tax and will be included in the SUSS combined franchise tax return.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company files income and gross franchise tax returns in the U.S. federal jurisdiction, Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2009 through 2012 tax years.
As of September 29, 2013, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

12.Shareholders’ Equity
A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,619,700 were issued and 21,229,499 were outstanding as of December 30, 2012, and 21,631,069 were issued and 21,374,546 were outstanding as of September 29, 2013. Included in these amounts are 195,560 and 196,474 shares as of December 30, 2012 and September 29, 2013, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 390,201 and 256,523 shares as of December 30, 2012 and September 29, 2013, respectively, issued as restricted shares which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 568,702 shares of common stock are outstanding as of September 29, 2013, 419,467 of which are vested. Additionally, 615,001 restricted stock units are outstanding as of September 29, 2013, of which 459,183 remain subject to performance criteria in addition to time-vesting (See Note 13).
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 2).

Changes to equity during the nine months ended September 29, 2013 are presented below:

	Susser Holdings Corporation Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
	(in thousands)
Balance at December 30, 2012	$389,498	$211,201	$600,699
Net income	8,405	13,731	22,136
Non-cash stock-based compensation	5,318	—	5,318
Excess tax benefits on stock-based compensation	1,994	—	1,994
Issuance of common stock	1,545	—	1,545
Repurchase of common stock	(394)	—	(394)
Distributions to noncontrolling interest	—	(14,506)	(14,506)
Balance at September 29, 2013	$406,366	$210,426	$616,792

13.	Share-Based Compensation

The Company has granted options, restricted stock and restricted stock units subject to vesting requirements under its 2006 Equity Incentive Plan ("2006 Plan") and its 2013 Equity Incentive Plan ("2013 Plan"). The 2013 Plan adoption was unanimously approved by our shareholders in May 2013. Vesting of most grants is over two to five years. The restricted stock units are subject to performance criteria in addition to time vesting requirements. Following is a summary of options, restricted stock and restricted stock units which have been granted under the Company’s plans:

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2012	793,494	12.30
Granted	35,000	27.50
Exercised	(225,831)	12.00
Forfeited or expired	(13,500)	15.70
Balance at December 30, 2012	589,163	13.24
Granted	65,000	48.12
Exercised	(82,961)	13.31
Forfeited or expired	(2,500)	20.23
Balance at September 29, 2013	568,702	$17.19
Exercisable at September 29, 2013	419,467	$12.01
Vested and expected to vest at September 29, 2013	555,065	$17.25

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 1, 2012	225,810	12.02
Granted	125,588	24.80
Vested	(149,393)	10.90
Forfeited	(6,445)	15.11
Nonvested at December 30, 2012	195,560	18.89
Granted	61,270	45.73
Vested	(57,682)	15.66
Forfeited	(2,674)	27.54
Nonvested at September 29, 2013	196,474	$28.09

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	(90,842)	11.05
Forfeited	(22,702)	20.76
Nonvested at December 30, 2012	332,364	21.85
Granted	465,299	48.01
Vested	—	—
Forfeited (1)	(182,662)	23.83
Nonvested at September 29, 2013	615,001	$40.61
Remain subject to performance criteria	459,183	$48.05

(1) Includes a total of 171,192 units forfeited due to incomplete attainment of all performance criteria.

During the third quarter of 2013, we granted 3,461 shares of restricted stock with an aggregate fair value of $0.2 million, which will be amortized over the requisite service period. In addition, we granted 15,000 options with an aggregate fair value of $0.4 million, which will be amortized over the requisite service period.
Phantom Common Unit Awards
SUSP has issued a total of 48,313 phantom unit awards to certain directors and employees of SUSS under the Susser Petroleum Partners LP 2012 Long Term Incentive Plan ("2012 LTIP") of which 3,674 were issued in the third quarter of 2013 with an aggregate fair value of $0.1 million. Non-employee director awards vest at the end of a one to three-year period and employee awards vest ratably over a two to five-year service period.
 We recognized consolidated non-cash stock compensation expense of $1.5 million and $2.5 million during the three months ended September 30, 2012 and September 29, 2013, respectively, and $4.3 million and $5.3 million during the nine months ended September 30, 2012 and September 29, 2013, respectively, which is included in general and administrative expense.

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
Segment Financial Data for the Three Months Ended September 30, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$256,419	$—	$—	$—	$256,419
Fuel	767,208	1,106,284	(641,619)	—	1,231,873
Other	8,886	7,341	(4,105)	402	12,524
Total revenue	1,032,513	1,113,625	(645,724)	402	1,500,816
Gross profit:
Merchandise	86,681	—	—	—	86,681
Fuel (3)	43,887	9,576	761	—	54,224
Other	8,886	3,447	(1,326)	302	11,309
Total gross profit	139,454	13,023	(565)	302	152,214
Selling, general and administrative	104,138	4,740	(275)	3,481	112,084
Depreciation, amortization and accretion	10,938	2,017	—	229	13,184
Other operating expenses (income) (1)	264	193	—	(2)	455
Operating income (loss)	$24,114	$6,073	$(290)	$(3,406)	$26,491
Unallocated Interest Expense, Net	—	—	—	—	10,653
Unallocated Other Miscellaneous	—	—	—	—	125
Income before Income Taxes	$24,114	$6,073	$(290)	$(3,406)	$15,713
Gallons sold	218,507	367,362	(217,534)	—	368,335
Gross capital expenditures (2)	$44,454	$2,400	$—	$—	$46,854

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.

Segment Financial Data for the Three Months Ended September 29, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$281,610	$—	$—	$—	$281,610
Fuel	825,440	1,167,348	(688,405)	—	1,304,383
Other	9,943	9,658	(6,274)	223	13,550
Total revenue	1,116,993	1,177,006	(694,679)	223	1,599,543
Gross profit:
Merchandise	95,195	—	—	—	95,195
Fuel (3)	43,708	19,949	853	—	64,510
Other	9,943	5,290	(2,775)	56	12,514
Total gross profit	148,846	25,239	(1,922)	56	172,219
Selling, general and administrative	114,511	7,391	—	3,412	125,314
Depreciation, amortization and accretion	12,836	3,469	(972)	149	15,482
Other operating expenses (income) (1)	244	136	—	—	380
Operating income (loss)	$21,255	$14,243	$(950)	$(3,505)	$31,043
Unallocated Interest Expense, Net	—	—	—	—	2,380
Unallocated Other Miscellaneous	—	—	—	—	221
Income before Income Taxes	$21,255	$14,243	$(950)	$(3,505)	$28,442
Gallons sold	239,387	400,647	(238,530)	—	401,504
Gross capital expenditures (2)	$41,889	$59,732	$(39,176)	$—	$62,445

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.

Segment Financial Data for the Nine Months Ended September 30, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$735,614	$—	$—	$—	$735,614
Fuel	2,277,728	3,258,999	(1,888,790)	—	3,647,937
Other	27,835	20,850	(11,714)	1,188	38,159
Total revenue	3,041,177	3,279,849	(1,900,504)	1,188	4,421,710
Gross profit:
Merchandise	248,768	—	—	—	248,768
Fuel (3)	141,413	27,715	1,556	—	170,684
Other	27,836	9,368	(2,671)	975	35,508
Total gross profit	418,017	37,083	(1,115)	975	454,960
Selling, general and administrative	297,051	15,278	(825)	10,384	321,888
Depreciation, amortization and accretion	31,766	5,793	—	740	38,299
Other operating expenses (income) (1)	246	245	—	(2)	489
Operating income (loss)	$88,954	$15,767	$(290)	$(10,147)	$94,284
Unallocated Interest Expense, Net	—	—	—	—	31,080
Unallocated Other Miscellaneous	—	—	—	—	330
Income before Income Taxes	$88,954	$15,767	$(290)	$(10,147)	$62,874
Gallons sold	641,905	1,087,757	(642,783)	—	1,086,879
Total assets	$1,208,079	$381,809	$—	$12,322	$1,602,210
Gross capital expenditures (2)	$105,104	$8,813	$—	$—	$113,917

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.
(3) Effective September 25, 2012, the Wholesale segment began charging a profit margin on gallons sold to the Retail segment.

Segment Financial Data for the Nine Months Ended September 29, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$803,815	$—	$—	$—	$803,815
Fuel	2,414,269	3,377,049	(1,996,132)	—	3,795,186
Other	29,854	26,855	(16,368)	438	40,779
Total revenue	3,247,938	3,403,904	(2,012,500)	438	4,639,780
Gross profit:
Merchandise	271,159	—	—	—	271,159
Fuel (3)	123,706	52,195	2,359	—	178,260
Other	29,854	14,195	(6,360)	159	37,848
Total gross profit	424,719	66,390	(4,001)	159	487,267
Selling, general and administrative	330,747	21,651	—	8,455	360,853
Depreciation, amortization and accretion	37,496	9,088	(2,230)	454	44,808
Other operating expenses (income) (1)	1,230	225	—	52	1,507
Operating income (loss)	$55,246	$35,426	$(1,771)	$(8,802)	$80,099
Unallocated Interest Expense, Net	—	—	—	—	45,152
Unallocated Miscellaneous	—	—	—	—	460
Income before Income Taxes	$55,246	$35,426	$(1,771)	$(8,802)	$34,487
Gallons sold	698,939	1,157,479	(692,545)	—	1,163,873
Total assets (4)	$1,061,955	$387,483	$(118,667)	$36,724	$1,367,495
Gross capital expenditures (2)	$131,662	$122,252	$(91,695)	$—	$162,219

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

Basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. Dilutive EPS includes in-the-money stock options and nonvested restricted stock using the treasury stock method. During a net loss period, the assumed exercise of in-the-money stock options and nonvested restricted stock has an anti-dilutive effect, and therefore such potential shares, nonvested restricted stock and nonvested restricted stock units are excluded from the diluted EPS computation.
Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, nonvested stock and nonvested stock units for the diluted computation. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to SUSS is reduced, where applicable, for the decrease in earnings from SUSS's limited partner unit ownership in SUSP that would have resulted assuming the incremental units related to SUSP's equity incentive plans had been issued during the respective periods. Shares not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, nonvested restricted stock and nonvested restricted stock units granted under the 2006 and 2013 Equity Incentive Plans (See Note 13).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(dollars in thousands, except per share data)
Basic:
Net income attributable to Susser Holdings Corporation	$6,847	$12,897	$36,136	$8,405
Weighted average number of common shares outstanding during the period	20,725,514	21,175,517	20,669,366	21,127,339
Per common share – basic	$0.33	$0.61	$1.75	$0.40
Net income attributable to Susser Holdings Corporation (a)	$6,847	$12,861	$36,136	$8,302
Denominator for basic earnings per share:
Weighted average number of common shares outstanding during the period	20,725,514	21,175,517	20,669,366	21,127,339
Incremental common shares attributable to outstanding dilutive options and nonvested restricted shares/units	617,526	457,858	570,997	511,461
Denominator for diluted earnings per common share	21,343,040	21,633,375	21,240,363	21,638,800
Per common share – diluted	$0.32	$0.59	$1.70	$0.38
Options and nonvested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	—	107,368	19,863	49,343
(a) Adjusted for dilutive impact of the noncontrolling interest in SUSP of SUSP dilutive units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 30, 2012. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the third quarter and nine months of 2012 and 2013 refer to the 13-week and 39-week periods ended September 30, 2012 and September 29, 2013, respectively. EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR are non-GAAP financial measures of performance, each of which have limitations and should not be considered as a substitute for net income. Please see footnote (4) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
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

Overview

Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores in Texas based on store count and one of the largest distributors of motor fuel by volume in Texas. As of September 29, 2013, our retail segment operated 576 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services. Our consolidated results include the operations of Susser Petroleum Partners LP (“SUSP”), of which we currently own 50.2% of the limited partner interests and 100% of SUSP's general partner. The share of SUSP's net income allocated to public limited partners is reflected as income attributable to noncontrolling interest.

For the three and nine months ended September 29, 2013, we sold 401.5 million and 1.2 billion gallons of motor fuel, respectively. We purchase branded and unbranded fuel directly from refiners and distribute it to our Stripes® convenience stores, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment. Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened ten new retail stores during the third quarter of 2013 and closed one, for a total of 576 retail stores operated at the end of the quarter. We have opened one additional retail store and converted one to a dealer to date in the fourth quarter of 2013, and currently have 10 under construction, with a total of 28 to 30 new retail stores expected to be completed during 2013. Our wholesale segment added nine dealer and consignment sites and discontinued five during the third quarter of 2013, for a total of 587 independently operated sites supplied under long-term contracts at the end of the quarter. We expect to add a total of 28 to 40 new dealer sites during 2013. Additionally, we completed the acquisition of a wholesale fuel distribution company which was contributed to SUSP in September 2013. This acquisition is expected to add annual commercial fuel sales of approximately 60 million gallons.

Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.6 billion, $12.9 million and $49.4 million, respectively, for third quarter 2013, compared to $1.5 billion, $6.8 million and $41.6 million, respectively, for third quarter 2012.  For the first nine months of 2013, our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $4.6 billion, $8.4 million and $131.7 million, respectively, compared to $4.4 billion, $36.1 million and $137.4 million during the first nine months of 2012. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters. For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

Included in net income for the three and nine months ended September 29, 2013, is a non-cash deferred tax charge of $3.5 million related to the contribution of acquisition-related goodwill from SUSS to SUSP. Additionally, included in net income for the nine months ended September 29, 2013 is a $26.2 million pre-tax loss ($16.7 million after tax) on early extinguishment of debt related to the redemption of our 2016 Notes in May 2013. Excluding these charges our net income attributable to Susser Holdings Corporation was $16.4 million and $28.6 million respectively for the three and nine months ended September 29, 2013, and diluted EPS was $0.76 and $1.32 respectively for the three and nine month periods. For the nine months ended September 30, 2012, net income and diluted EPS excluding a $3.6 million deferred tax charge related to the SUSP IPO were $39.8 million and $1.87, respectively.

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Crude oil costs averaged approximately $106 per barrel during the third quarter of 2013, a 15% increase over the third quarter of 2012 based on West Texas intermediate spot prices. Our motor fuel costs typically follow a similar pattern to crude oil movements, although for the third quarter of 2013 the average cost of motor fuel declined slightly compared to the prior year, contributing to a slight improvement in comparable retail fuel margins for the quarter.

Concurrent with the completion of the SUSP IPO in September 2012, SUSP began charging the retail segment a per-gallon profit margin of approximately three cents, which is reflected as a reduction to the retail fuel margin but recorded as an increase in the wholesale segment gross profit. The following table reflects our average retail fuel margins in cents per gallon for 2013, compared to 2012 fuel margins and the five-year average margins as if the three-cent mark-up had been in place for all periods presented:

	Three Months Ended
	September 30, 2012	September 29, 2013	Prior Five-Year Average for Q3
Retail Fuel Margin, before credit card expense	17.1	18.3	19.5
Retail Fuel Margin, after credit card expense	11.5	12.6	14.6

Wholesale segment third-party fuel margin averaged 7.8 cents per gallon for the third quarter of 2013, compared to 6.1 cents per gallon for the third quarter of 2012. Fuel gross profit represented 36.1% of our consolidated gross profit for the nine months ending September 29, 2013 versus 37.2% for the nine months ending September 30, 2012.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the United States. Additionally, we believe our business has generally remained more resilient through economic cycles than many other retail formats.  We have reported positive comparable annual merchandise results for each of the last 24 years, and expect 2013 to produce our 25th consecutive annual increase in same-store merchandise sales, with third quarter 2013 growth of 3.4%. We also saw a 5.6% increase in average gallons sold per retail store for the third quarter 2013.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. At the end of the third quarter 2013, we had borrowings of $185.0 million on the 2013 SUSS Revolver and $142.8 million on the SUSP Revolver. Our combined availability on both revolving facilities was $410.8 million at the end of the third quarter 2013, in addition to $34.7 million of cash on the balance sheet. At the end of the third quarter 2013, our consolidated net debt (total debt less cash and marketable securities) to last 12 months EBITDA was 1.7 times.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$256,419	$281,610	$735,614	$803,815
Motor fuel—retail	767,208	825,440	2,277,728	2,414,269
Motor fuel—wholesale	464,665	478,943	1,370,209	1,380,917
Other	12,524	13,550	38,159	40,779
Total revenue	$1,500,816	$1,599,543	$4,421,710	$4,639,780
Gross profit:
Merchandise	$86,681	$95,195	$248,769	$271,159
Motor fuel—retail (2)	43,887	43,708	141,413	123,706
Motor fuel—wholesale to third parties (3)	9,172	12,724	27,311	31,547
Motor fuel—wholesale to Stripes (3)	404	7,225	404	20,648
Other, including intercompany eliminations	12,070	13,367	37,063	40,207
Total gross profit	$152,214	$172,219	$454,960	$487,267
Adjusted EBITDA (4):
Retail	$35,316	$34,335	$120,966	$93,972
Wholesale	8,289	18,394	21,811	46,090
Other	(2,013)	(3,324)	(5,368)	(8,330)
Total Adjusted EBITDA	$41,592	$49,405	$137,409	$131,732
Retail merchandise margin	33.8%	33.8%	33.8%	33.7%
Merchandise same-store sales growth (1)	5.8%	3.4%	6.8%	3.3%
Average per retail store per week:
Merchandise sales	$36.0	$38.1	$34.7	$36.6
Motor fuel gallons sold	30.9	32.7	30.5	32.1
Motor fuel gallons sold:
Retail	218,507	239,387	641,905	698,939
Wholesale - third party	149,828	162,117	444,974	464,934
Average retail price of motor fuel per gallon	$3.51	$3.45	$3.55	$3.45
Motor fuel gross profit (cents per gallon):
Retail (2)	20.1 ¢	18.3 ¢	22.0 ¢	17.7 ¢
Wholesale - third party (3)	6.1 ¢	7.8 ¢	6.1 ¢	6.8 ¢
Retail credit card expense (cents per gallon)	5.6 ¢	5.6 ¢	5.6 ¢	5.6 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

(2)
Effective September 25, 2012, the retail fuel margin reflects a reduction of approximately three cents per gallon as SUSP began charging a mark-up on gallons sold to our retail segment. Prior to this date, no mark-up was charged by the wholesale segment to the retail segment. Had this mark-up to SUSP been in effect for all of 2012, the average retail margin for the three and nine months ended September 30, 2012, respectively would have been reported as 17.1 and 19.0 cents per gallon.

(3)
The wholesale margin from third parties excludes sales and gross profit to the retail segment. Wholesale margin to Stripes reflects the markup of approximately three cents per gallon beginning September 25, 2012. Prior to this date, no profit margin was recognized in the wholesale segment on sales to Stripes stores.

(4)
We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes, net income attributable to noncontrolling interest and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-cash transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our debt agreements and indentures. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not presented in accordance with GAAP.
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

The following table presents a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(in thousands)
Net income attributable to Susser Holdings Corporation	$6,847	$12,897	$36,136	$8,405
Net income attributable to noncontrolling interest	287	4,789	289	13,731
Depreciation, amortization and accretion	13,184	15,482	38,299	44,808
Interest expense, net	10,653	2,380	31,080	45,152
Income tax expense	8,579	10,756	26,449	12,351
EBITDA	39,550	46,304	132,253	124,447
Non-cash stock based compensation	1,462	2,500	4,337	5,318
Loss on disposal of assets and impairment charge	455	380	489	1,507
Other miscellaneous expense	125	221	330	460
Adjusted EBITDA	41,592	49,405	137,409	131,732
Rent	11,579	11,762	34,668	35,666
Adjusted EBITDAR	$53,171	$61,167	$172,077	$167,398

	Fiscal Year Ended				Twelve Months Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	September 30, 2012	September 29, 2013 (1)
	(in thousands)
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457	$46,725	$41,435	$18,994
Net income attributable to noncontrolling interest	39	3	14	4,572	299	18,014
Depreciation, amortization and accretion	44,382	43,998	47,320	51,434	50,812	57,943
Interest expense, net	38,103	64,039	40,726	41,019	41,415	55,091
Income tax expense	1,805	4,994	26,347	33,645	29,625	19,547
EBITDA	86,397	113,820	161,864	177,395	163,586	169,589
Non-cash stock based compensation	3,433	2,825	3,588	4,337	4,910	5,318
Loss on disposal of assets and impairment charge	2,402	3,193	1,220	694	88	1,712
Other miscellaneous expense	55	174	346	471	455	601
Adjusted EBITDA	92,287	120,012	167,018	182,897	169,039	177,220
Rent	36,899	42,623	45,738	46,407	46,225	47,405
Adjusted EBITDAR	$129,186	$162,635	$212,756	$229,304	$215,264	$224,625
________________

(1)
Each of the line items for the twelve month period ended September 29, 2013 reflects the corresponding items for the fiscal year ended December 30, 2012, plus the items for the nine months ended September 29, 2013, less the items for the nine months ended September 30, 2012.

Refer to Note 14 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(in thousands)
Operating income (loss)	$24,114	$21,255	$6,073	$14,243	$(3,696)	$(4,455)	$26,491	$31,043
Depreciation, amortization and accretion	10,938	12,836	2,017	3,469	229	(823)	13,184	15,482
Other miscellaneous	—	—	—	—	(126)	(221)	(126)	(221)
EBITDA	35,052	34,091	8,090	17,712	(3,593)	(5,499)	39,549	46,304
Non-cash stock based compensation	—	—	6	546	1,456	1,954	1,462	2,500
Loss (gain) on disposal of assets and impairment charge	264	244	193	136	(2)	—	455	380
Other operating expenses	—	—	—	—	126	221	126	221
Adjusted EBITDA	35,316	34,335	8,289	18,394	(2,013)	(3,324)	41,592	49,405
Rent	10,767	10,908	1,080	849	(268)	5	11,579	11,762
Adjusted EBITDAR	$46,083	$45,243	$9,369	$19,243	$(2,281)	$(3,319)	$53,171	$61,167

	Retail Segment		Wholesale Segment		All Other		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
	(in thousands)
Operating income (loss)	$88,954	$55,246	$15,767	$35,426	$(10,437)	$(10,573)	$94,284	$80,099
Depreciation, amortization and accretion	31,766	37,496	5,793	9,088	740	(1,776)	38,299	44,808
Other miscellaneous	—	—	—	—	(330)	(460)	(330)	(460)
EBITDA	120,720	92,742	21,560	44,514	(10,027)	(12,809)	132,253	124,447
Non-cash stock based compensation	—	—	6	1,351	4,331	3,967	4,337	5,318
Loss (gain) on disposal of assets and impairment charge	246	1,230	245	225	(2)	52	489	1,507
Other operating expenses	—	—	—	—	330	460	330	460
Adjusted EBITDA	120,966	93,972	21,811	46,090	(5,368)	(8,330)	137,409	131,732
Rent	32,229	32,682	3,244	2,966	(805)	18	34,668	35,666
Adjusted EBITDAR	$153,195	$126,654	$25,055	$49,056	$(6,173)	$(8,312)	$172,077	$167,398
Another key metric we use to measure our performance is “Fuel-Margin-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Margin-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Margin-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has grown in each of the last four annual periods, and declined slightly for the last twelve months ended September 29, 2013 compared the last twelve months ended September 30, 2012.

	Fiscal Year Ended						Twelve Months Ended
	January 3, 2010		January 2, 2011		January 1, 2012	December 30, 2012	September 30, 2012	September 29, 2013
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$129,186		$162,635		$212,756	$229,304	$215,264	$224,625
Adjustments:
CPG neutral adjustment - retail (2)	26,476		4,557		(23,784)	(19,850)	(8,781)	(11,338)
CPG neutral adjustment - wholesale (3)	7,192		1,347		(2,093)	(3,816)	(2,099)	(7,268)
Bonus & 401(k) match adjustment (4)	1,077		8,558		9,927	9,617	9,087	4,333
Fuel-Neutral Adjusted EBITDAR	$163,931		$177,097		$196,806	$215,255	$213,471	$210,352
Percent change from prior period (5)	7%		8%		11%	9%		(1)%

CPG adjustment - retail fuel (2)	3.7	¢	0.6	¢	(3.0)¢	(2.3)¢	(1.0)¢	(1.2)¢
CPG adjustment - wholesale fuel (3)	1.5	¢	0.3	¢	(0.4)¢	(0.6)¢	(0.4)¢	(1.2)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in the preceding tables.

(2)
The retail segment adjustment was derived by taking the difference between the five-year average fuel margin per gallon after credit cards (which for the five year period 2008 - 2012 was 14.5 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual retail gallons sold. The difference between the five year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the five year average, while a negative adjustment indicates the actual margin was greater than the five year average. Our presentation of fuel-margin-neutral Adjusted EBITDAR has been adjusted to eliminate the impact of the gross profit margin charged by SUSP to the retail segment subsequent to the SUSP IPO in September 2012.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average third-party fuel margin per gallon after credit cards (which for the five year period 2008 - 2012 was 5.6 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

(5)	Calendar year periods compared to prior calendar year. Twelve-month period ended September 29, 2013 is compared to the twelve months ended September 30, 2012.

Third Quarter 2013 Compared to Third Quarter 2012
The following discussion of results for third quarter 2013 compared to third quarter 2012 compares the 13-week period of operations ended September 29, 2013 to the 13-week period of operations ended September 30, 2012. During the third quarter of 2013 we operated an average of 569 retail stores, 21 more than in the third quarter of 2012.
On September 25, 2012, we contributed substantially all of our wholesale motor fuel distribution business to SUSP. We continue to consolidate the operations of SUSP in our financial results within our wholesale segment. Intercompany revenue and cost of sales is eliminated in our consolidated results. Effective with the SUSP IPO, SUSP began charging a profit margin, which is approximately three cents per gallon on gallons sold to our retail segment and on gallons we sell to consignment at independently operated locations. The mark-up on sales at consignment locations is eliminated within the wholesale segment. The mark-up to the retail segment transfers fuel gross profit from the retail to the wholesale segment, but does not change our consolidated fuel gross profit amount.
Total Revenue. Total revenue for third quarter 2013 was $1.6 billion, an increase of $98.7 million, or 6.6%, from third quarter 2012. The increase in total revenue was driven by an increase in merchandise sales of 9.8%, a 7.6% increase in retail fuel revenue and a 3.1% increase in wholesale fuel revenue to third parties, as further discussed below.

Total Gross Profit. Total gross profit for third quarter 2013 was $172.2 million, an increase of $20.0 million, or 13.1% from third quarter 2012. The increase was primarily due to the increase in fuel gross profit of $10.2 million and an increase in merchandise gross profit of $8.5 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2012 and 2013 ($10.0 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $281.6 million for third quarter 2013, an increase of $25.2 million, or 9.8% increase over third quarter 2012. The increase was due to a 3.4% merchandise same-store sales increase, accounting for $8.7 million of the increase, with the balance due to new stores built or acquired in 2012 and 2013. Merchandise same-store sales include food service sales but do not include motor fuel sales. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. Key categories contributing to the merchandise same-store sales increase were food service, beer, packaged drinks and snacks.
Merchandise gross profit was $95.2 million for the third quarter 2013, a 9.8% increase over third quarter 2012, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.8% in the third quarter of 2013, which is flat when compared to 33.8% in the third quarter 2012. Key categories contributing to the merchandise gross profit dollar growth were food service and packaged drinks. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for third quarter 2013 were $825.4 million, an increase of $58.2 million, or 7.6% over third quarter 2012, driven by a 9.6% increase in retail gallons sold. The increase was partly offset by a 1.8% decrease in the average retail price of motor fuel, to $3.45 per gallon. We sold an average of approximately 32,700 gallons per retail store per week in the third quarter 2013, 5.6% more than in the third quarter 2012. Retail motor fuel gross profit decreased by $0.2 million or 0.4% from third quarter 2012 due to a decrease in the gross profit per gallon, offset by $4.2 million gross profit related to the increase in gallons sold. Our average retail fuel margin decreased from 20.1 cents per gallon to 18.3 cents per gallon for third quarter 2012 and third quarter 2013, respectively. This decrease in fuel margin decreased retail fuel gross profit by $4.4 million. After deducting credit card fees, the net margin decreased from 14.5 cents per gallon to 12.6 cents per gallon from third quarter 2012 to third quarter 2013.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in fuel cost and corresponding reduction in fuel gross profit to the retail segment for third quarter 2013 was approximately $7.3 million compared to $0.1 million for the third quarter 2012, or three cents per gallon for gallons purchased after September 25, 2012. Wholesale segment gross profit on sales to the retail segment increased for the third quarter 2013 by $7.2 million compared to $0.4 million for the third quarter 2012. Other than a small difference due to timing of sales and purchases between the segments, consolidated SUSS fuel gross profit is not impacted by the implementation of this profit margin.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the third quarter 2013 were $478.9 million, a 3.1% increase over third quarter 2012. The increase was primarily driven by an 8.2% increase in gallons sold, partly offset by a 4.7% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $19.9 million increased $10.4 million or 108.3% from third quarter 2012, due to an additional $6.8 million profit margin charged to the retail segment subsequent to September 25, 2012, an increase in gallons sold and a 22.8% increase in the gross profit per gallon from third parties from 6.1 to 7.8 cents per gallon (resulting in a $2.8 million increase in gross profit).
Other Revenue and Gross Profit. Other revenue of $13.6 million for third quarter 2013 increased by $1.0 million or 8.2% from third quarter 2012, with a $2.8 million or 26.6% increase in associated gross profit. Of this increase, $0.4 million attributable to an increase in ATM income, $0.4 million to an increase in car wash income and a $0.3 million to an increase in lottery income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the third quarter 2013, personnel expense increased $6.9 million or 14.5% over third quarter 2012. Of the increase in personnel expense, $4.7 million was attributable to the new stores acquired or constructed during 2012 and 2013. As a percentage of merchandise sales, personnel expense increased by 80 basis points to 19.2% compared to last year, mostly attributable to start-up costs related to the increased number of new stores recently opened and additional training, partly offset by reduction in bonus accrual of approximately $0.4 million during the third quarter of 2013 compared to third quarter 2012.

	Three Months Ended
	September 30, 2012		September 29, 2013
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$47,178	18.4%	$54,041	19.2%	$6,863	14.5%

General and Administrative Expenses. For third quarter 2013, general and administrative ("G&A") expenses increased by $2.3 million, or 19.0%, from third quarter 2012. The other G&A expenses are primarily increased due to incremental support expense related to additional stores and increased public company expense related to SUSP. This was partly offset by a reduction in bonus and 401k accruals of $0.7 million during the third quarter 2013 compared to third quarter 2012, resulting from lower relative performance against internal targets. The following table shows the relative components of G&A expenses expressed as a percent of non fuel revenue plus fuel gallons (in thousands):

	Three Months Ended
	September 30, 2012		September 29, 2013
		% of Non Fuel Revenue and Fuel Gallons		% of Non Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$12,138	2.6%	$14,443	2.8%	$2,306	19.0%
Less: Non-cash stock based compensation	1,461	0.3%	2,500	0.5%	1,039	71.1%
Other G&A expense	$10,676	2.3%	$11,943	2.3%	$1,267	11.9%
Non Fuel Revenue and Fuel Gallons (1)	467,541		510,249
(1) Non fuel revenue and fuel gallons are the combination of merchandise revenue, other revenue, and total fuel gallons. This metric is used as a proxy for total revenue, as it eliminates the variability of fuel prices.
Other Operating Expenses. Other operating expenses increased by $3.9 million or 9.4% over third quarter 2012.  Operating expenses related to new stores accounted for $2.0 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	September 30, 2012		September 29, 2013
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Credit card expense	$12,260	4.8%	$13,487	4.8%	$1,227	10.0%
Utilities	6,840	2.7%	7,456	2.6%	616	9.0%
Maintenance	7,669	3.0%	7,707	2.7%	38	0.5%
Supplies	3,221	1.3%	3,931	1.4%	710	22.0%
Other operating expenses	11,199	4.4%	12,487	4.4%	1,288	11.5%
Total other operating expenses	$41,189	16.1%	$45,068	16.0%	$3,879	9.4%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for third quarter 2012 and third quarter 2013, respectively. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores. Excluding credit card fees, other operating expenses as a percentage of merchandise sales was 11.2% in third quarter 2013 compared with third quarter 2012 at 11.3%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $0.4 million in the third quarter 2013 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for third quarter 2013 of $15.5 million was up $2.3 million, or 17.4%, from third quarter 2012 due to the additional assets in service.

Income from Operations. Income from operations for third quarter 2013 was $31.0 million, compared to $26.5 million for third quarter 2012. The increase is primarily attributed to higher gross profit of $20.0 million partly offset by increases in personnel and operating expenses, as described above.
Interest Expense. Interest expense for the quarter decreased by $8.3 million over last year, primarily attributable to the debt payoff in May 2013.
Income Tax. The income tax expense accrued for third quarter 2013 was $10.8 million, an increase of $2.2 million from the third quarter of 2012. During the third quarter of 2013, the Company recorded a non-cash deferred tax expense of $3.5 million related to the contribution of goodwill from SUSS to SUSP in connection with the GFI Contribution. Excluding this charge, the computed tax rate for the third quarter of 2013 was 25.6%. During the third quarter of 2012, the Company recorded a non-cash deferred tax expense of $3.6 million related the the contribution of goodwill from SUSS to SUSP in connection with the SUSP IPO. Excluding this charge, the computed tax rate for the third quarter of 2012 was 31.6%. The decrease in the effective tax rate was due to the net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP and is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest share of SUSP's net income for the third quarter of 2013 was $4.8 million compared to $0.3 million in 2012.
Net Income/Loss Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the third quarter 2013 of $12.9 million, compared to net income attributable to Susser Holdings Corporation of $6.8 million for 2012. The increase is primarily due to the same factors impacting operating income and interest expense and by the increase in noncontrolling interest related to SUSP, as described above. Excluding the deferred tax charge related to the GFI Contribution, net income was $16.4 million and diluted EPS was $0.76 for the third quarter 2013. Net income and diluted EPS for the third quarter 2012, excluding the deferred tax charge related to the SUSP IPO, was $10.5 million and $0.49, respectively.
Adjusted EBITDA. Adjusted EBITDA for third quarter 2013 was $49.4 million, an increase of $7.8 million, or 18.8% compared to third quarter 2012. Retail segment Adjusted EBITDA of $34.3 million decreased by $1.0 million, or 2.8% compared to third quarter 2012, primarily due to lower fuel gross profit, increased personnel costs and credit card expense, partly offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $18.4 million increased by $10.1 million, or 121.9% from third quarter 2012, primarily resulting from the higher fuel gross profit related to the mark-up to the retail segment and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $3.3 million for the quarter, compared to net expenses of $2.0 million for the same period in 2012.

First Nine Months 2013 Compared to First Nine Months 2012
The following discussion of results for the first nine months 2013 compared to first nine months 2012 compares the 39-week period of operations ended September 29, 2013 to the 39-week period of operations ended September 30, 2012. During the first nine months of 2013 we operated an average of 563 retail stores, 20 more than in the first nine months of 2012.
Total Revenue. Total revenue for first nine months 2013 was $4.6 billion, an increase of $218.1 million, or 4.9%, from first nine months 2012. The increase in total revenue was driven by an increase in merchandise sales of 9.3% and a 6.0% increase in retail fuel revenue and by a 0.8% increase in wholesale fuel revenue to third parties, as further discussed below.
Total Gross Profit. Total gross profit for first nine months 2013 was $487.3 million, an increase of $32.3 million, or 7.1% from first nine months 2012. The increase was primarily due to a $6.8 million increase in fuel gross profit and an increase in merchandise gross profit of $22.4 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2012 and 2013 ($24.4 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $803.8 million for first nine months 2013, an increase of $68.2 million, or a 9.3% increase over first nine months 2012. The increase was due to a 3.3% merchandise same-store sales increase, accounting for $23.7 million of the increase, with the balance due to new stores built or acquired in 2013 and the fourth quarter of 2012. Merchandise same-store sales include food service sales but do not include motor fuel sales. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. Key categories contributing to the merchandise same-store sales increase were food service, beer, packaged drinks, tobacco and snacks.

Merchandise gross profit was $271.2 million for the first nine months 2013, a 9.0% increase over first nine months 2012, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.7% in the first nine months 2013 compared to 33.8% in the first nine months 2012. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks, tobacco, candy and snacks. This increase was offset by a decline in cigarette gross profit. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first nine months 2013 were $2.4 billion, an increase of $136.5 million, or 6.0% over first nine months 2012, driven by an 8.9% increase in retail gallons sold. The increase was partly offset by a 2.7% decrease in the average retail price of motor fuel, to $3.45 per gallon. We sold an average of approximately 32,100 gallons per retail store per week in the first nine months 2013, 5.1% more than first nine months 2012. Retail motor fuel gross profit decreased by $17.7 million or 12.5% from first nine months 2012 due to a decrease in the gross profit per gallon, partly offset by $12.6 million gross profit related to the increase in gallons sold. The average retail fuel margin decreased from 22.0 cents per gallon to 17.7 cents per gallon for first nine months 2012 and first nine months 2013, respectively. This decrease in fuel margin decreased retail fuel gross profit by $30.3 million. After deducting credit card fees, the net margin decreased from 16.4 cents per gallon to 12.1 cents per gallon from first nine months 2012 to first nine months 2013.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. This increase in the fuel cost and corresponding reduction in fuel gross profit to the retail segment for first nine months 2013 was approximately $20.8 million, or three cents per gallon for gallons purchased. Wholesale segment gross profit was increased by $20.2 million on its sales to the retail segment. Other than a small difference due to timing of sales and purchases between the segments, consolidated SUSS fuel gross profit is not impacted by the implementation of this profit margin.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first nine months 2013 were $1.4 billion, a 0.8% increase over first nine months 2012. The increase was driven by a 4.5% increase in gallons sold, offset by a 3.5% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $52.2 million increased $24.5 million or 88.3% from first nine months 2012, due to the additional $20.2 million profit margin charged to the retail segment subsequent to September 25, 2012, additional gallons sold and a 8.9% increase in the gross profit per gallon from third parties from 6.1 cents to 6.8 cents per gallon (responsible for a $3.0 million increase).
Other Revenue and Gross Profit. Other revenue of $40.8 million for first nine months 2013 increased by $2.6 million or 6.9% from first nine months 2012, with a $4.7 million or 13.2% increase in associated gross profit. The increase is due to $1.0 million increase in ATM income, $1.0 million increase in car wash income and $0.8 million related to an increase in rental income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first nine months 2013, personnel expense increased $21.8 million or 16.2% over the first nine months 2012. Of the increase in personnel expense, $14.0 million was attributable to the new stores acquired or constructed during 2013 and 2012. As a percentage of merchandise sales, personnel expense increased by 120 basis points to 19.4% compared to last year, mostly attributable to additional training and start-up costs related to the large number of new stores recently opened, and higher benefit costs across all stores. Bonus and 401(k) match accrued for the first nine months of 2013 was approximately $1.4 million lower than in 2012, due to relative performance against internal targets.

	Nine Months Ended
	September 30, 2012		September 29, 2013
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$133,907	18.2%	$155,664	19.4%	$21,757	16.2%
General and Administrative Expenses. For first nine months 2013, general and administrative ("G&A") expenses increased by $3.7 million, or 10.3%, from first nine months 2012. The remaining $2.7 million increase was primarily due to increased professional fees, increased public company expense related to SUSP and additional support expenses related to additional stores, partly offset by a reduction of $3.4 million in bonus and 401(k) match accruals during that period related to performance against internal targets. The nine months of 2012 benefited from record fuel margins which resulted in higher bonus accruals. The following table shows the relative components of G&A expenses expressed as a percent of on non fuel revenue plus fuel gallons (in thousands):

	Nine Months Ended
	September 30, 2012		September 29, 2013
		% of Non Fuel Revenue and Fuel Gallons		% of Non Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$36,044	7.7%	$39,753	7.8%	$3,709	10.3%
Less: Non-cash stock based compensation	4,337	0.9%	5,318	1.0%	981	22.6%
Other G&A expense	$31,707	6.8%	$34,435	6.7%	$2,727	8.6%
Non Fuel Revenue and Fuel Gallons (1)	1,373,807		1,475,811

(1)
Non fuel revenue and fuel Gallons are the combination of merchandise revenue, other revenue, and total fuel gallons. This metric is used as a proxy for total revenue, as it eliminates the variability of fuel prices.

Other Operating Expenses. Other operating expenses increased by $12.5 million or 10.7% over first nine months 2012.  Operating expenses related to new stores accounted for $5.7 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Nine Months Ended
	September 30, 2012		September 29, 2013
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Credit card expense	$35,723	4.9%	$38,888	4.8%	$3,165	8.9%
Utilities	18,134	2.5%	19,948	2.5%	1,814	10.0%
Maintenance	20,909	2.8%	22,763	2.8%	1,854	8.9%
Supplies	9,355	1.3%	11,031	1.4%	1,676	17.9%
Other operating expenses	33,148	4.5%	37,141	4.6%	3,993	12.0%
Total other operating expenses	$117,269	15.9%	$129,771	16.1%	$12,502	10.7%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for both first nine months of 2012 and 2013. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores. Excluding credit card fees, other operating expenses as a percentage of merchandise sales were 11.3% in the first nine months 2013 compared to the first nine months 2012 at 11.1%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $1.5 million in the first nine months 2013 primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the first nine months 2013 of $44.8 million was up $6.5 million, or 17.0%, from first nine months 2012 due to the additional assets in service.
Income from Operations. Income from operations for first nine months 2013 was $80.1 million, compared to $94.3 million for first nine months 2012. The decrease is primarily attributed to the increase in personnel, G&A and operating expenses, partly offset by higher fuel gross profit of $6.8 million and increased merchandise gross profit of $22.4 million, as described above.
Interest Expense. Interest expense for the first nine months increased by $14.1 million over last year, primarily reflecting the non-cash costs associated with the redemption of our $425 million 8.5% notes (2016 Notes) on May 15, 2013. The components of this additional cost are detailed in Note 10 of the accompanying Notes to Consolidated Financial Statements.
Income Tax. The income tax expense for first nine months 2013 was $12.4 million, which consisted of $2.3 million of expense attributable to the Texas franchise tax and $10.1 million of income tax expense related to the federal and state income tax. This is a decrease of $14.0 million from the first nine months of 2012. During the first nine months of 2013, the Company recorded a non-cash deferred tax expense of $3.5 million related to the contribution of goodwill from SUSS to SUSP in connection with the GFI Contribution. Excluding this charge, the computed tax rate for the first nine months of 2013 was 25.8%. During the first nine months of 2012, the Company recorded a non-cash deferred tax expense of $3.6 million related the the contribution of goodwill from SUSS to SUSP in connection with the SUSP IPO. Excluding this charge, the computed tax rate for the first nine months of 2012 was 36.3%. The decrease in effective rate was due to the net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, and is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and will be included in the SUSS consolidated Texas franchise tax return. See Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest share of SUSP's net income for the first nine months of 2013 was $13.7 million compared to $0.3 million in 2012.
Net Income/Loss Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first nine months 2013 of $8.4 million, compared to net income attributable to Susser Holdings Corporation of $36.1 million for 2012. The decrease is primarily due to the same factors impacting operating income and interest expense, as described above, as well as the increase in noncontrolling interest related to SUSP. Included in 2013 net income is the $26.2 million pre-tax loss ($16.7 million after tax) on early extinguishment of debt related to the redemption of our 2016 Notes in May 2013 and the $3.5 million deferred tax charge related to the GFI Contribution. Included in 2012 net income is the $3.6 million deferred tax charge related to the SUSP IPO. Excluding these charges, net income attributable to Susser Holdings Corporation was $28.6 million and $39.8 million for the nine months ended September 29, 2013 and September 30, 2012, respectively, and diluted EPS was $1.32 and $1.87.
Adjusted EBITDA. Adjusted EBITDA for first nine months 2013 was $131.7 million, a decrease of $5.7 million, or 4.1% compared to first nine months 2012. Retail segment Adjusted EBITDA of $94.0 million decreased by $27.0 million, or 22.3% compared to first nine months 2012, primarily due to lower fuel gross profit, increased personnel costs, maintenance and credit card expense partly offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $46.1 million increased by $24.3 million, or 111.3% from first nine months 2012, primarily resulting from the higher fuel gross profit related to the mark-up to the retail segment and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $8.3 million for the first nine months 2013, compared to net expenses of $5.4 million for the same period in 2012.

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
Cash flows from operations were $76.2 million and $115.3 million for the first nine months of 2013 and 2012, respectively. The change in our cash provided from operating activities for the respective periods was primarily attributable to changes in operating results as previously discussed, and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax and rent payments. We had $34.7 million of cash and cash equivalents on hand at September 29, 2013, compared to $286.2 million cash and cash equivalents at December 30, 2012. The reduction in cash is primarily attributed to the redemption of the 2016 Notes in May 2013.
Capital Expenditures. Capital expenditures, including the acquisitions, investment in dealer supply agreements and other intangible assets, but before any sale leasebacks and asset dispositions were $162.2 million and $113.9 million during the first nine months of 2013 and 2012, respectively. During the first nine months of 2013, we opened 20 new large-format retail stores and closed three smaller retail stores. One additional store has been opened to date in the fourth quarter and one converted to a dealer. We currently have another 10 stores under construction. We expect to open a total of 28 to 30 new retail stores in 2013. We expect to add a total of 28 to 40 new dealer sites during 2013.

Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
Retail stores:
Number at beginning of period	567	559
New stores	10	20
Closed stores	(1)	(3)
Number at end of period	576	576
Wholesale dealer and consignment locations:
Number at beginning of period	583	579
New locations	9	24
Closed locations	(5)	(16)
Number at end of period	587	587
During fiscal 2013, we plan to invest approximately $220 to $235 million, on a consolidated basis, in new retail stores, new dealer projects and acquisition of supply contracts, and maintenance and upgrade of our existing facilities. We plan to finance the majority of this year's capital spending plan with cash flows from operations, revolver borrowings, liquidation of marketable securities, and cash balances. We currently expect we will be able to access any required financing for our new store program.
Other Investing Activities. During the first nine months of 2013, we funded a portion of our new store construction by selling and leasing back 22 newly-constructed Stripes® stores to SUSP, for a total of $92.0 million in proceeds, including $6.9 million from SUSP for adjustments to true-up estimated to final costs on 20 stores previously sold to SUSP. SUSP funded these purchases by liquidating a portion of its marketable securities.
Cash Flows from Financing Activities. At September 29, 2013, our consolidated outstanding debt was $370.2 million, and cash and marketable securities on the balance sheet was $72.6 million. Our net debt position at the end of the quarter is summarized as follows (in thousands):

	SUSP	SUSS	Total Consolidated
2013 SUSS revolver	$—	$185,000	$185,000
SUSP revolver	142,800	—	142,800
SUSP term loan	37,866	—	37,866
Other notes payable	4,081	473	4,554
Total debt outstanding	184,747	185,473	370,220
Cash and marketable securities	54,937	17,663	72,600
Debt less cash and marketable securities	$129,810	$167,810	$297,620

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

During the first nine months of 2013, we borrowed $110.3 million on SUSP Revolver which was used to repay the SUSP Term Loan. Additionally, we repaid $3.1 million on the SUSP Revolver. As of September 29, 2013, the balance outstanding on the SUSP Term Loan was $37.9 million, which was fully collateralized by marketable securities.

SUSP made a $4.9 million distribution to public unit holders on August 29, 2013, related to its operations for the second quarter of 2013, bringing the total distribution to public unitholders this year to $14.5 million. SUSP declared a distribution to its public unit holders of $5.1 million related to its third quarter 2013 results, payable November 29, 2013.

Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at quarter-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$250,000	$142,800	$10,025	$97,175
2013 SUSS Revolver	500,000	185,000	1,398	313,602
Total	$750,000	$327,800	$11,423	$410,777
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

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. Since the second quarter of 2013, the maturity of $58.0 million of debt shifted from 2015 to 2017. This was a result of borrowing on the SUSP Revolver which matures in 2017 and paying down the SUSP Term loan which matures in 2015 in the same amount. The 2013 SUSS Revolver which matures in 2018 decreased $35.1 million. See Note 8 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	September 29, 2013
	Fee	Leased
Operating sites:
Retail	261	315
Wholesale - SPC	10	26
Wholesale - SUSP	76	12
Inter-company leases	—	(30)
Total	347	323
Office locations	13	8
Properties under construction	9	1
Properties held for future development	53	—
Income producing properties	6	3
Surplus properties	45	2
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

	2011								2012							2013
	(dollars and gallons in thousands, except per share amounts)
	1st QTR		2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR		3rd QTR		4th QTR		1st QTR	2nd QTR	3rd QTR
Merchandise sales	$203,017		$226,441		$233,464		$218,989		$226,070	$253,125		$256,419		$240,838		$247,478	$274,727	$281,610
Motor fuel sales:
Retail	618,120		724,993		711,203		660,963		736,405	774,115		767,208		718,112		782,979	805,850	825,440
Wholesale	336,361		412,069		397,201		403,512		438,801	466,743		464,665		422,001		442,515	459,459	478,943
Other income	11,635		12,885		11,646		11,669		13,111	12,524		12,524		15,466		13,376	13,853	13,550
Total revenue	1,169,133		1,376,388		1,353,514		1,295,133		1,414,387	1,506,507		1,500,816		1,396,417		1,486,348	1,553,889	1,599,543
Merchandise gross profit	69,011		77,094		78,391		73,105		75,727	86,360		86,681		82,184		81,833	94,131	95,195
Motor fuel gross profit:
Retail	29,313		60,719		55,306		37,183		27,725	69,802		43,887		44,627		37,011	42,987	43,708
Wholesale	6,207		9,023		8,410		7,402		7,078	11,060		9,576		15,848		15,165	17,081	19,949
Other gross profit	11,188		12,094		11,308		11,232		12,422	12,572		12,070		13,775		13,029	13,811	13,367
Total gross profit	115,719		158,930		153,415		128,922		122,952	179,794		152,214		156,434		147,038	168,010	172,219
Income from operations	10,699		47,660		37,586		18,945		9,508	58,285		26,491		32,148		15,607	33,449	31,043
Net income (loss) attributable to Susser Holdings Corporation	$(23)		$23,665		$18,516		$5,299		$(528)	$29,817		$6,847		$10,589		$(232)	$(4,260)	$12,897
Earnings (loss) per common share:
Basic	$—		$1.38		$1.09		$0.29		$(0.03)	$1.44		$0.33		$0.51		$(0.01)	$(0.20)	$0.61
Diluted	$—		$1.36		$1.06		$0.29		$(0.03)	$1.40		$0.32		$0.49		$(0.01)	$(0.20)	$0.59
Merchandise margin	34.0%		34.0%		33.6%		33.4%		33.5%	34.1%		33.8%		34.1%		33.1%	34.3%	33.8%
Fuel gallons:
Retail	191,302		194,538		199,650		200,092		208,137	215,261		218,507		211,258		223,477	236,075	239,387
Wholesale	121,007		128,070		129,950		143,805		141,581	153,565		149,828		149,935		146,652	156,165	162,117
Motor fuel margin:
Retail (a)	15.3	¢	31.2	¢	27.7	¢	18.6	¢	13.3 ¢	32.4	¢	20.1	¢	21.1	¢	16.6 ¢	18.2 ¢	18.3	¢
Wholesale (b)	5.1	¢	7.0	¢	6.5	¢	5.1	¢	5.0 ¢	7.2	¢	6.1	¢	6.3	¢	5.9 ¢	6.4 ¢	7.8	¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.

(b)	Third party sales excludes sales to retail segment.

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
As one of our critical accounting policies, goodwill is not amortized, but is tested annually for impairment, or more frequently, if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of September 29, 2013.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We currently have a total of $365.7 million debt outstanding, on a consolidated basis, which bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at September 29, 2013, would be to change interest expense by approximately $3.7 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at December 30, 2012 or September 29, 2013.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. We had 49 positions with a negative fair value of $79,700 outstanding at December 30, 2012 and 317 positions with a negative fair value of $459,000 outstanding at September 29, 2013.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUSSER HOLDINGS CORPORATION
Date: November 8, 2013	By	/s/ Mary E. Sullivan
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