Form 10-K
period 2013-12-29
Susser Holdings CORP
filed 2014-02-27
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 29, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $873.5 million
As of February 20, 2014 there were issued and outstanding 21,442,252 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document                                        Where Incorporated
1.    Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014……………………………Part III

SUSSER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K

i

PART I
Item 1.    Business

General

We are a leading operator of convenience stores in Texas based on store count and one of the largest distributors of motor fuel by volume in Texas. Our operations include retail convenience stores and wholesale motor fuel distribution. For the fiscal year ended December 29, 2013, we purchased 1.6 billion gallons of branded and unbranded motor fuel directly from refiners for distribution to our Stripes® convenience stores, contracted independent operators of convenience stores ("dealers"), independently operated consignment locations, unbranded convenience stores and other commercial users. We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment.  Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs.  In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

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

References in this annual report to "SUSS," "Susser," "Company," "we," "us," and "our," refer to Susser Holdings Corporation, our predecessors and our consolidated subsidiaries. References to "SUSP" or the "Partnership" are to Susser Petroleum Partners LP, a Delaware limited partnership. References to "years" are to our fiscal years, which end on the last Sunday closest to December 31. References to "2013" are to the 52 weeks ending December 29, 2013; references to "2012" are to the 52 weeks ending December 30, 2012; references to "2011" are to the 52 weeks ending January 1, 2012. Our common stock trades on the New York Stock Exchange under the ticker symbol "SUSS."

History

The Susser family entered the motor fuel retailing and distribution business in the 1930’s. Sam L. Susser, our Chairman and Chief Executive Officer, joined us in 1988, when we operated five stores and had revenues of $8.4 million. We have demonstrated a strong track record of organic growth while also successfully completing 14 multi-unit acquisitions from 1988 through 2013. We have constructed 175 large-format convenience stores since 1999 and developed our proprietary Laredo Taco Company® in-house restaurant concept. On October 24, 2006, we completed an initial public offering, or “IPO” of our common stock, broadening our ownership base with new public stockholders.

On September 25, 2012, we contributed the majority of the net assets in our wholesale segment to the Partnership, which closed its initial public offering of its common units on that date and trades on the New York Stock Exchange under the ticker symbol “SUSP.” We currently own a 50.2% limited partner interest in SUSP as well as 100% of its general partner, and we consolidate the operations of SUSP in our financial statements as part of the wholesale segment.

As part of the continued strategy to grow both SUSS and SUSP, in September 2013, we acquired Gainesville Fuel, Inc., a wholesale fuel and lubricants business which was contributed to SUSP. This acquisition gives SUSP access to new geographic wholesale markets and expands the customer base. In January 2014, we completed the acquisition of the majority of the assets of Sac-N-Pac Stores, Inc. and 3W Warren Fuels, Ltd. SUSS plans to initially operate all of the acquired stores under the Sac-N-Pac brand. Over time, we may covert some of the sites to the Stripes brand or may elect to convert some sites to the wholesale dealer network.

We will continue to pursue acquisitions that fit into our growth strategy as they become available, although the timing and magnitude of these opportunities cannot be predicted.

Retail Operations

As of December 29, 2013, our retail segment operated 580 convenience stores in Texas, New Mexico and Oklahoma, offering merchandise, food service, motor fuel and other services. Our retail stores operate under our proprietary Stripes® convenience store brand. Our business experiences substantial seasonality due to consumer purchase patterns in the geographic area our stores are concentrated. Historically, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

The retail segment produced revenues and gross profit of $4.3 billion and $0.6 billion, respectively, for fiscal 2013 and had total assets of $1.1 billion as of December 29, 2013. For further detail of our segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19 Segment Reporting.” The following table sets forth retail revenues and gross profit for 2013.

	Revenues	% of Total	Gross Profit	% of Total
	(dollars in thousands)
Merchandise (excluding food service)	$823,387	19.2%	$241,063	43.1%
Food service	242,635	5.8%	120,291	21.5%
Total merchandise	1,066,022	25.0%	361,354	64.6%
Motor fuel	3,171,066	74.1%	158,370	28.3%
Other	39,854	0.9%	39,854	7.1%
Total retail segment	$4,276,942	100.0%	$559,578	100.0%

Merchandise Operations. Our stores carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. The following table highlights certain information regarding merchandise sales for the last five years:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars in thousands)
Merchandise sales	$784,424	$806,252	$881,911	$976,452	$1,066,022
Average merchandise sales per store per week	$28.6	$29.6	$31.9	$34.5	$36.2
Merchandise same store sales growth (1) (2)	3.3%	4.0%	6.0%	6.6%	3.0%
Merchandise margin, net of shortages	33.3%	33.6%	33.7%	33.9%	33.9%

(1)	Adjusted to eliminate the impact of the 53rd week in fiscal 2009.

(2)	We include a store in the same store sales base in its thirteenth full month of operation. Closed stores are removed from the same store sales base in the month closed.

We stock 2,500 to 3,500 merchandise units, on average, with each store offering a customized merchandise mix based on local customer demand and preferences. To further differentiate our merchandise offering, we have developed numerous proprietary offerings and private label items unique to our stores, including Laredo Taco Company® restaurants, Café de la Casa® custom blended coffee, Slush Monkey® frozen carbonated beverages, Quake® energy drink, Smokin’ Barrel® beef jerky and meat snacks, Monkey Loco® candies, Monkey Juice® and our Royal® brand cigarettes. Most of these proprietary offerings and private label items, along with our prominent fountain drink offering, generate higher gross margins than our similar non-proprietary merchandise, and we emphasize these offerings in our marketing campaigns. We own and operate ATM and proprietary money order systems in most of our stores and also provide other services such as lottery, prepaid telephone cards and wireless services, movie rental and car washes.

As of December 29, 2013, 376 of our stores featured in-store restaurants allowing us to make fresh food on the premises daily. Laredo Taco Company® is our in-house, proprietary restaurant operation featuring breakfast and lunch tacos, a wide variety of handmade authentic Mexican food and other hot food offerings targeted to the local populations in the markets we serve. We also offer other food options in some of our stores, including Subway sandwiches and Godfather pizza, some of which are co-located with Laredo Taco Company® restaurants. These prepared food offerings generate higher margins than most other products and drive the sale of high margin complementary items, such as hot and cold beverages and snacks. We continue to drive same store restaurant sales growth and transaction count through menu innovation, promotions and fine tuning our hours of restaurant operation.

Our retail segment merchandise category sales for the periods presented are as follows:

	Year Ended
	January 1, 2012		December 30, 2012		December 29, 2013
	Sales	% of Total	Sales	% of Total	Sales	% of Total
	(dollars in millions)
Food service	$187.9	21.3%	$209.6	21.5%	$242.6	22.8%
Cigarettes	174.3	19.8	187.1	19.2	199.3	18.7
Beer	158.0	18.0	176.1	18.1	188.8	17.8
Packaged drinks	147.2	16.7	163.6	16.8	177.5	16.7
Snacks	55.1	6.2	63.5	6.5	69.2	6.5
Candy	31.3	3.5	36.5	3.7	39.8	3.7
Nonfoods	26.0	2.9	29.1	3.0	31.2	2.9
Other	102.1	11.6	111.0	11.2	117.6	10.9
Total	$881.9	100.0%	$976.5	100.0%	$1,066.0	100.0%

We purchase approximately 34% of our general merchandise, including most tobacco and grocery items, from McLane Company, Inc., or McLane, a wholly-owned subsidiary of Berkshire Hathaway Inc. McLane has been our primary supplier since 1992 and currently delivers products to all of our retail stores. In January 2011, we entered into a new two-year agreement with McLane with three one-year optional renewal terms. We purchase most of our restaurant products and ingredients from Labatt Food Service LLC, or Labatt, and in January 2011, entered into a new three-year agreement with two one-year optional renewal terms. All merchandise is delivered directly to our stores by McLane, Labatt or other vendors. We do not maintain additional product inventories other than what is in our stores. We do not carry significant levels of customer receivables in the retail segment.

Retail Motor Fuel Operations. In addition to our own Stripes branded fuel, we offer Chevron, Conoco, Exxon, Phillips 66, Shamrock, Shell, Texaco and Valero branded motor fuel at 575 of our convenience stores. Approximately 50% of those stores sold Valero branded fuel as of December 29, 2013. Following the Partnership's IPO, our retail segment purchases substantially all of its motor fuel from SUSP at a price reflecting product cost plus a profit margin of approximately three cents per gallon on most gallons purchased. Most fuel is purchased by the load as needed to replenish supply at the stores. Prior to the Partnership's IPO, our wholesale operations were conducted by a wholly-owned subsidiary from which our retail segment purchased fuel without an associated profit margin.

Our retail fuel margins are impacted by the saturation of hypermarkets, supermarkets and mass merchandisers with fuel kiosks in the markets we serve. To address this trend, since 1999 we have invested in more efficient motor fueling facilities designed to handle higher volumes to offset some of the margin pressure in this competitive environment, while also improving our higher margin in-store merchandise offerings and focusing on the convenience of our format. We believe that these actions, along with our combined retail and wholesale purchasing leverage and improved technology, have positioned us to effectively compete with these hypermarkets. As the Company grows, we are able to benefit from our more favorable procurement costs, economies of scale and geographic diversification. Credit card costs are an increasing factor to the business and this cost is highly correlated to the retail price of fuel. For the last five years, giving pro forma effect to the approximate three cent per gallon margin we began paying to SUSP following its IPO in September of 2012, our annual retail fuel margins per gallon have ranged from 11.6 cents to 20.2 cents, or 8.1 cents to 14.7 cents per gallon after deducting credit card costs.

The following table highlights certain information regarding our retail motor fuel operations for the last five years:

	Year Ended
	January 3, 2010		January 2, 2011		January 1, 2012		December 30, 2012		December 29, 2013
	(dollars and gallons in thousands)
Retail motor fuel sales	$1,605,534		$1,987,072		$2,715,279		$2,995,840		$3,171,066
Retail motor fuel gallons sold	719,649		735,763		785,582		853,163		936,232
Average gallons sold per store per week	26.7		27.3		28.7		30.3		32.1
Average retail price per gallon (1)	$2.23		$2.70		$3.46		$3.51		$3.39
Retail gross profit cents per gallon (2)	14.6	¢	18.4	¢	23.2	¢	21.8	¢	16.9	¢
Credit card cents per gallon	3.5	¢	4.4	¢	5.5	¢	5.5	¢	5.5	¢
Retail stores selling motor fuel (average)	509		518		527		541		561

(1)Includes excise tax.

(2)
Before the cost of credit cards, fuel maintenance and environmental expenses. Effective September 25, 2012 the retail fuel margin reflects a reduction of approximately 3.0 cents per gallon for the profit margin charged by SUSP.

Store Locations. As of December 29, 2013, we operated 580 stores, 533 of which were in Texas, 29 of which were in New Mexico, and 18 of which were in Oklahoma. Approximately 86% of our stores are open 24 hours a day, 365 days a year. All but five stores sold motor fuel as of the end of 2013. We seek to provide our customers with a convenient, accessible and clean store environment. Approximately 97% of our convenience stores are freestanding facilities, which average 3,800 square feet. We have built approximately 170 stores since January 2000. Over the last five years, the stores we have built have averaged approximately 6,000 square feet and are built on large lots with much larger motor fueling and parking facilities.

The following table provides the regional distribution of our retail stores as of December 30, 2012 and December 29, 2013:

	December 30, 2012	December 29, 2013
Region (1)	Number of Stores
Rio Grande Valley (2)	171	171
Corpus Christi	103	103
San Angelo/Central Texas	65	73
Laredo	44	47
Lubbock	43	44
Midland/Odessa	41	41
Houston	22	31
Eastern New Mexico	29	29
Texoma (3)	25	25
Victoria	16	16
Total	559	580
__________________

(1)	Each region includes the surrounding areas.

(2)	Includes Brownsville, Harlingen, McAllen, Falfurrias and Riviera.

(3)	Includes Wichita Falls, Texas and Lawton, Duncan and Altus, Oklahoma.

The following table provides a history of our retail openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Number of stores at beginning of period	512	525	526	541	559
New stores constructed	7	12	17	25	28
Acquired stores	8	2	2	0	1
Closed, relocated or divested stores (1)	(2)	(13)	(4)	(7)	(8)
Number of stores at end of period	525	526	541	559	580

(1)
Included in closures for 2010 are the divestiture of seven grocery stores that were part of our acquisition of TCFS Holdings, Inc. in 2007, and the conversion of three convenience stores to the wholesale segment that had been acquired from Jack in the Box, Inc. in 2009. Closures for 2012 include three stores converted to wholesale dealer-operated sites. Closures for 2013 include three stores that were razed and rebuilt and one store converted to a dealer operated site.

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

All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, labor and trend reports, are supported by a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing and merchandising strategies, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. We utilize automated systems for financial reporting, category management, fuel pricing, maintenance, human resources/payroll and fixed asset management. We also leverage our information technology and finance systems to manage proprietary money order and ATM networks. The Company maintains servers at multiple locations and employs appropriate disaster recovery plans.
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

Our wholesale segment consists primarily of the fuel distribution operations conducted through SUSP, which purchases branded and unbranded motor fuel from refiners and distributes it to: (1) our Stripes® branded retail convenience stores; (2) over 490 convenience stores and retail fuel outlets operated by independent operators, who have long-term distribution agreements with SUSP, whom we refer to as “dealers”; (3) approximately 100 other independently operated consignment locations where we sell motor fuel to retail customers; and (4) approximately 1,900 other commercial customers, including unbranded convenience stores, other fuel distributors, school districts and municipalities and other industrial customers. SUSP is a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets. We believe SUSP is among the largest distributors of Valero and Chevron branded motor fuel in the United States, and distributes CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell and Texaco branded motor fuel. Our wholesale segment also includes the consignment sales and transportation operations conducted through Susser Petroleum Company LLC, or "SPC", which is an indirect wholly-owned subsidiary of the Company.

For the year ended December 29, 2013, our wholesale segment, including SUSP, distributed a combined 1.6 billion gallons of motor fuel to our retail stores and third party customers. The wholesale segment produced revenues and gross profit, including sales to our retail segment, of $4.6 billion and $90.9 million, respectively, for fiscal 2013. The wholesale segment had total assets of $380.9 million as of December 29, 2013. The majority of gallons distributed by our wholesale segment are at a fixed fee per gallon, which reduces the overall variability of our consolidated financial results.

Our wholesale segment comprises both the operations of SPC and SUSP. Although we consolidate the assets and results of operations of SUSP in our financial statements, our economic interest in SUSP is limited to our ownership of a 50.2% limited partner interest in SUSP and 100% of SUSP's incentive distribution rights, which entitle us to specified increasing percentages of cash distributions as SUSP's per-unit cash distributions increase. For further detail on wholesale segment consolidation and segment results refer to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 Organization and Principles of Consolidation and Note 19 Segment Reporting.”

The following table highlights certain information regarding our wholesale motor fuel sales to third parties (excludes sales to retail segment and related gross profit) for the last five years:

	Year Ended
	January 3, 2010		January 2, 2011		January 1, 2012		December 30, 2012		December 29, 2013
Wholesale motor fuel sales (in thousands) (2) (3)	$918,281		$1,139,967		$1,603,745		$1,846,875		$1,921,665
Wholesale motor fuel gallons sold (in thousands)	494,821		494,209		522,832		594,909		642,098
Average wholesale selling price per gallon	$1.86		$2.31		$3.07		$3.10		$2.99
Wholesale gross profit cents per gallon (1) (2)	4.1	¢	5.3	¢	5.9	¢	6.2	¢	6.6	¢

(1)After the Company’s portion of credit card fees, but before maintenance and environmental expenses.
(2)Excludes inter-company sales and gross profit related to our retail segment.

(3)
In 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

Distribution Network. As of December 29, 2013, our third party wholesale motor fuel distribution network consisted of 591 dealer and consignment locations under branded distribution agreements. We maintain fuel inventories at approximately 100 consignment locations and approximately 32 dealer locations as of December 29, 2013. SUSP also distributes unbranded fuel to approximately 1,900 other customers including unbranded convenience stores, other fuel distributors, school districts and municipalities and other commercial customers.

The following table provides the regional distribution of our wholesale contracted dealers as of December 30, 2012 and December 29, 2013:

	December 30, 2012	December 29, 2013
Region	Contracted Dealer and Consignment Locations
Houston MSA	342	353
DFW/East Texas/Louisiana	150	155
San Antonio/Austin	66	65
South Texas	21	18
Total	579	591

The following table provides a history of our dealer and consignment location openings, conversions, acquisitions and closings for the last five years:

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Number of dealer and consignment locations at beginning of period	372	390	431	565	579
New locations (1)	34	59	142	39	32
Closed or divested locations	(16)	(18)	(8)	(25)	(20)
Number of dealer and consignment locations at end of period	390	431	565	579	591

(1) Includes acquisitions, conversion of retail stores to wholesale sites and other locations added to our wholesale network. Fiscal 2011 includes the acquisition of 121 dealer supply contracts.

The following table highlights our total motor fuel gallons sold and the percentage of total gallons sold, by principal customer group:

	Year Ended December 29, 2013
	Gallons in thousands	% of Total
Our retail stores	936,232	59.3%
Contracted dealers	438,480	27.8
Other end users	203,618	12.9
Total	1,578,330	100.0%

No individual third-party customer is material to our operations.

SUSP Sales to Stripes® Convenience Stores and SPC Consignment Locations.   In connection with SUSP's IPO, we entered into a fuel distribution agreement (the “SUSP Distribution Contract”) with an initial term of ten years under which SUSP is the exclusive distributor of motor fuel purchased by all Stripes® convenience store locations and SPC consignment locations that existed as of September 25, 2012, for a fixed profit margin of three cents per gallon. We also entered into an omnibus agreement with SUSP pursuant to which, among other things, we provided SUSP the exclusive right to supply substantially all future fuel volumes we purchase for a period of ten years.

Sales to Contracted Dealers. SUSP sells motor fuel to over 490 third party operators of convenience stores, who we refer to as "dealers," under long-term fuel distribution agreements. Under those distribution agreements, SUSP agrees to distribute a particular branded motor fuel or unbranded motor fuel to a location or group. SUSP typically receives a per gallon fee equal to the posted purchase price at the fuel supply terminal, plus transportation costs, taxes and a fixed, volume-based fee, which is usually expressed in cents per gallon.

Sales at Consignment Locations. At approximately 100 locations at which we have consignment arrangements we, generally through SPC, provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold, less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the independent operators of those locations.

Sales to Other Commercial Customers. SUSP also distributes unbranded fuel to approximately 1,900 other customers, including convenience stores, unattended fueling facilities and certain other commercial customers. These customers are primarily commercial, governmental and other parties who buy motor fuel by the load or in bulk. Sales to these customers are typically made at a quoted price based upon SUSP's cost plus taxes, cost of transportation and a margin determined at time of sale, and may provide for immediate payment or the extension of credit for up to 30 days.

Sales of Propane, Lube Oil and Other Petroleum Products.   In connection with acquisitions completed during 2007 and 2013, we have acquired six bulk plant facilities, which, in addition to the distribution of motor fuel, were used to distribute propane, lube oil and other petroleum products. Since the acquisitions, we have sold, and will continue to sell through SUSP, these products to third-party commercial customers on both a spot and contracted basis. These sales are included in other wholesale revenue and gross profit.
Incentive Programs. In addition to motor fuel supply, we and SUSP offer dealers and third party operators of consignment locations the opportunity to participate in merchandise purchase and promotional programs we arrange with retail and other vendors. We believe the vendor relationships we have established through our retail operations and our ability to develop these purchase and promotional programs provide us with an advantage over other distributors for retaining and recruiting new dealers into our network.

As an incentive to our contracted customers, we may provide store equipment or motor fuel distribution equipment for use at designated sites. Generally, this equipment is provided on the condition that the customer continues to comply with the terms of its distribution or consignment agreement with us. For consignment arrangements, we typically own and depreciate these assets in our financial statements.
Fuel Supplier Arrangements.  SUSP distributes branded motor fuel under the Chevron, CITGO, Conoco, Exxon, Mobil, Phillips 66, Shamrock, Shell, Texaco and Valero brands. SUSP purchases this branded motor fuel from major oil companies and refiners under supply agreements. SUSP also distributes unbranded motor fuel. Motor fuel is generally purchased at the supplier's price at the terminal which typically changes daily. Pricing is typically either on a rack basis based upon prices posted by the refiner at a fuel supply terminal, or on a contract basis with the price tied to one or more market indices.
For fiscal 2013, Valero supplied approximately 35% and Chevron supplied approximately 20% of our wholesale segment's motor fuel purchases. SUSP's supply agreements with Valero and Chevron expire in July 2018 and August 2014, respectively. We would not expect any significant obstacles to renewing these contracts at the end of their terms.
SUSP's supply agreements with other suppliers generally have an initial term of three years. In addition, each supply agreement typically contains provisions relating to payment terms, use of the supplier's brand names, credit card processing, compliance with supplier's requirements, insurance coverage and compliance with legal and environmental requirements, among others. As is typical in the industry, SUSP's suppliers generally can terminate the supply contract if SUSP does not comply with any material condition of the contract, including our failure to make payments when due, fraud, criminal misconduct, bankruptcy or insolvency. Generally, SUSP's supply agreements have provisions that obligate the supplier to sell up to an agreed upon number of gallons, subject to certain limitations. Any amount in excess of that agreed upon amount is subject to availability. Due to the large volumes of motor fuel we purchase, we may receive volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such branding incentive payments be repaid to the supplier in the event that the sites are closed or rebranded within a stated number of years. In some cases, SUSP's supply agreements provide that motor fuel suppliers have a right of first refusal to acquire assets used by us to sell their branded motor fuel.
Bulk Fuel Purchases.  We may periodically purchase motor fuel in bulk and hold it in inventory or transport it via pipeline, in which case we may mitigate the inventory price risk through the use of commodity futures contracts or other derivative instruments which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations.

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
Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. Our retail segment competes with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, hypermarkets and local restaurants. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety. Over the past 15 years, many non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the retail motor fuel business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers, drugstores, supermarkets and dollar store formats are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. We have employed several strategies to counteract the impact of competition from these non-traditional retailers including (1) focusing our new store development on larger format stores on superior tracts of land, which helps drive additional volume, (2) adding more immediately consumable products such as food service and cold beverages, and (3) emphasizing the convenience of shopping in our stores which distinguishes us from the hypermarkets and supermarkets. We plan to continue to focus on ways to differentiate our offerings from other convenience stores as well as other retail formats.

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

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. We spent approximately $2.9 million on these compliance activities for the fiscal year ended December 29, 2013. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities and insurances policies which are generally, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, we will be obligated to pay these additional costs. We recorded expenses of $0.3 million during fiscal 2013, for remediation activities for which we do not expect to receive reimbursement.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We meet these requirements by maintaining insurance which we purchase from private insurers and, in certain circumstances, rely on applicable state trust funds which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels. More specifically, in Texas, for 2013 and prior years we met our financial responsibility requirements by state trust fund coverage for claims asserted prior to December 1998 (claims reported after that date are ineligible for reimbursement and all claims covered by the fund were paid by August 31, 2012, when the fund expired) and met such requirements for claims asserted after that date through private insurance. In Oklahoma and New Mexico, we meet our financial responsibility requirements by state trust fund coverage for cleanup liability and meet the requirements for third-party liability through private insurance. The coverage afforded by each fund varies and is dependent upon the continued solvency of each fund.

Environmental Reserves. As of December 29, 2013, Susser had environmental reserves of $0.5 million for estimated costs associated with investigating and remediating known releases of regulated materials, including overfills, spills and releases from underground storage tanks. We have 33 currently and formerly owned and operated sites at which we have remediation activities occurring. At 13 sites we have already met our insurance deductible and expect our insurer to begin or continue paying for the remediation costs. There are seven sites that remained open when the Texas Petroleum Storage Tank Remediation Fund ended in August 2012 that were transferred to the State Lead Remediation Program and are now covered under that program. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. An additional seven sites are being remediated by third parties or have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserves and may or may not have responsibility for contamination. The reserve of $0.5 million represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to six additional sites for which we expect to receive insurance coverage over the deductible amount, subject to per occurrence and aggregate caps contained in the policies. We have additional reserves of $4.1 million that represent our estimate for future asset retirement obligations for underground storage tanks.
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

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates. Beginning January 2014, as an employer with more than 50 employees, we are required to offer specific types and levels of health insurance to all full-time employees, which increased our operating expenses.

Employees

As of December 29, 2013, we employed 9,220 persons, of which approximately 70% were full-time employees. Approximately 91% of our employees work in our retail stores, approximately 3% in our wholesale segment and 6% in our corporate or field offices. Our corporate office and retail segment are headquartered in Corpus Christi, Texas. Our business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. Our wholesale segment is headquartered in Houston, Texas and employs dealer brand managers, commercial sales representatives and support staff. None of our employees are subject to collective bargaining agreements.

Executive Officers

The following table sets forth the names and ages (as of February 14, 2014) of each of our executive officers and a brief account of their business experience

Name	Age	Position
Sam L. Susser	50	Chairman of the Board, President, and Chief Executive Officer
E.V. Bonner, Jr.	58	Executive Vice President, Secretary and General Counsel
Steven C. DeSutter	60	Executive Vice President and President/Chief Executive Officer – Retail Operations
Rocky B. Dewbre	48	Executive Vice President and President/Chief Executive Officer – Wholesale
Mary E. Sullivan	57	Executive Vice President, Chief Financial Officer and Treasurer

Sam L. Susser has served as our President and Chief Executive Officer since 1992 and was appointed Chairman of our Board of Directors in September 2013. From 1988 to 1992, Mr. Susser served as our General Manager and Vice President of Operations. From 1985 through 1987, Mr. Susser served in the corporate finance division and the mergers and acquisitions group with Salomon Brothers Inc., an investment bank. Mr. Susser currently serves as a director of a number of charitable, educational and civic organizations. Sam L. Susser is the son of Sam J. Susser, who is also a member of Susser Holdings Corporation’s Board of Directors. Mr. Susser also serves as Chairman of the Board of SUSP.

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

Steven C. DeSutter has served as Executive Vice President of the Company and President and Chief Executive Officer of Retail Operations since June 2008. Prior to joining the Company, Mr. DeSutter served as Executive Vice President of TurnWorks, Inc., a business advisory and private equity firm, from September 2006 to June 2008, where in an advisory role he also served as Interim Executive Vice President of Operations for QIP Holder, LLC (parent company of Quiznos, a multinational sandwich franchise) from July 2007 to January 2008. Prior to that, Mr. DeSutter was with Burger King Corporation where he served as Executive Vice President and President of Europe and Middle East operations from December 2005 to August 2006, EVP and President of Europe, Middle East and Asia Pacific from December 2004 to November 2005, and Senior Vice President Corporate Communications from August 2004 to November 2004. Prior to joining Burger King, Mr. DeSutter was Senior Vice President with TurnWorks, Inc. from July 2001 until July 2004. Mr. DeSutter began his career at

British Petroleum, where he worked in a variety of different operations, marketing and finance roles during his 18 years at the company. Mr. DeSutter has tendered his resignation effective February 28, 2014.

Rocky B. Dewbre has served as our Executive Vice President and President/Chief Executive Officer-Wholesale since September 2013. Mr. Dewbre served as our Executive Vice President and President/Chief Operating Officer-Wholesale from January 2005 to September 2013, as Executive Vice President and Chief Operating Officer-Wholesale from 1999 to 2005, as Vice President from 1995 to 1999 and as Manager of Finance and Administration from 1992 to 1995. Before joining us in 1992, Mr. Dewbre was a corporate internal auditor with Atlantic Richfield Corporation, a petroleum/chemical company, from 1991 to 1992 and an auditor and consultant at Deloitte & Touche LLP from 1988 to 1991. Mr. Dewbre serves as a director of Tank Owner Members Insurance Company. Mr. Dewbre also serves as President and Chief Executive Officer of SUSP.

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

The geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. Over the past 15 years, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.
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

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, product safety, health or other issues that could cause consumers to avoid our restaurants.

We may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, restaurant facilities, employee relations or other matters related to our operations may materially adversely affect demand for our food and other products and could result in a decrease in customer traffic to our retail stores.

It is critical to our reputation that we maintain a consistent level of high quality at our restaurants and other franchise or fast food offerings. Health concerns, poor food quality or operating issues stemming from one store or a limited number of stores could materially and adversely affect the operating results of some or all of our stores and harm our Laredo Taco Company® and/or Stripes® brands.
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

For the fiscal year ended December 29, 2013, our consolidated motor fuel revenue accounted for 82% of total revenues and motor fuel gross profit accounted for 36% of total gross profit. For the same period, motor fuel accounted for 28% of our retail division’s gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General economic and political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency, could adversely impact our business.

Sales of refined motor fuels account for approximately 82% of our total revenues and over one-third of our gross profit.  Any technological advancements, regulatory changes or changes in consumer preferences causing a significant shift toward alternative motor fuels, or non-fuel dependent means of transportation, could reduce demand for the conventional petroleum based motor fuels we currently sell.  Additionally, a shift toward electric, hydrogen, natural gas or other alternative or non fuel-powered vehicles could fundamentally change our customers' shopping habits or lead to new forms of fueling destinations or new competitive pressures.  Finally, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel.  Any of these outcomes could potentially result in fewer visits to our convenience stores, a reduction in demand from our wholesale customers, decreases in both fuel and merchandise sales revenue or reduced profit margins, any of which could have a material adverse effect on our business, financial condition and results of operations.

General economic, financial and political conditions may materially adversely affect our results of operations and financial conditions.

General economic, financial and political conditions may have a material adverse effect on our results of operations and financial condition. Declines in consumer confidence and/or consumer spending, continuing high unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy and our  markets, including the market for our goods and services, and lead to demand or cost pressures that could negatively and adversely impact our business. These conditions could affect both of our business segments. Examples of these types or conditions would include a general or prolonged decline or shocks to regional or broader macro-economies; regulatory changes that could impact the markets in which we operate, such as immigration or trade reform  laws or regulations prohibiting or limiting hydraulic fracturing, which could reduce demand for our goods and services or lead to pricing, currency or other pressures; or deflationary economic pressures, which could hinder our ability to operate profitably in view of  the challenges inherent in making corresponding deflationary adjustments to our cost structure--which includes significant levels of both fixed costs, such as rent and interest expense, that would require significant structural changes to reduce or eliminate as well as variable costs, such as labor expenses, which could reduce profitability if they do not fall as quickly or as much as the prices we are able to charge for our goods and services.  The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable--which compounds their potential impact on our business.

We depend on cash flow generated by our subsidiaries, including the Partnership.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations. Importantly, even though we own 50.2% of the Partnership, our rights to receive cash distributions from the Partnership are subordinate to those of the Partnership's public unitholders and if the Partnership does not have sufficient available cash to make its minimum quarterly distribution we will not receive our pro-rata share of distributed cash. Additionally, the Partnership's cash available for distributions to us is subject to certain tax risks discussed below. In the event that we do not receive distributions from the Partnership or our other subsidiaries, we may be unable to meet our financial obligations.

Our significant relationships with the Partnership may expose us to the risks associated with the Partnership's business and operations.

In addition to the risk that a material decline in the Partnership's operations or financial condition could cause us to lose some or all of the economic benefit of our 50.2% limited partner interest in the Partnership, we are party to certain contractual and/or commercial arrangements undertaken to effectuate the Partnership's initial public offering that may indirectly expose us to risks associated with the Partnership's business and operations. Among other things, we are a guarantor of approximately $180 million of the Partnership's debt as well as certain of the Partnership's accounts payable with fuel suppliers. Consequently, in the event the Partnership experiences a material adverse effect to its business or financial condition that causes it to become insolvent, we may be required to satisfy the Partnership's repayment obligations in connection with that debt or those accounts payable. Moreover, because we rely exclusively upon the Partnership for our motor fuel requirements, a material downturn in the Partnership's business or operations, or inability to procure or distribute supplies of motor fuel on commercially viable terms, could materially and adversely affect our retail convenience store operations. The risks associated with the Partnership's business are described in detail in its filings with the U.S. Securities and Exchange Commission including its final prospectus for the initial public offering as well as any subsequently filed annual reports on Form 10-K and quarterly reports on Form 10-Q, and include, but are not limited to, those summarized below:

•	Risks associated with renewal or renegotiation of its long-term distribution contracts with its customers;

•	Risks relating to changes in the price of and demand for the motor fuel that it distributes;

•	Fuel supply risks, including the Partnership's dependence on two principal fuel suppliers, and ability to renew fuel supply agreements on attractive terms;

•	Competition in the wholesale motor fuel distribution industry;

•	Impacts of seasonal trends;

•	Increased costs;

•	Risks relating to the Partnership's ability to make acquisitions;

•	Changes in environmental laws and regulations; and

•	Dangers inherent in the storage of motor fuel.

Our agreements with the Partnership may limit our operational flexibility.

In connection with the Partnership's initial public offering, we entered into an Omnibus Agreement and a ten year fuel distribution agreement pursuant to which we agreed, among other things: (i) to purchase our motor fuel requirements exclusively from the Partnership, (ii) to grant the Partnership a three year option to purchase up to 75 new or recently constructed Stripes convenience stores, and to lease those stores back to us on specified rental terms and (iii) to allow the Partnership to participate in acquisition opportunities (including offering the Partnership the right to acquire any wholesale assets constituting or included in such opportunities). These, and similar, provisions in our agreements with the Partnership may limit our operational flexibility including our ability to improve fuel supply economics or logistics by pursuing alternative fuel supply sources, our ability to capitalize on alternative financing arrangements for newly constructed Stripes convenience stores subject to the Partnership's purchase option (including sale lease back arrangements with third parties) and our flexibility in pursuing acquisition opportunities.

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
Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. In recent years several retailers have also experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry. Retailers have also increasingly become targets of certain types of patent litigation by “non practicing entities” who acquire intellectual property rights solely for purposes of instituting mass litigation.

While industry-specific or class action litigation of this type is less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our financial condition and results of operation.
Wholesale cost increases in tobacco products, including excise tax increases on cigarettes, could adversely impact our revenues and profitability.

For the fiscal year ended December 29, 2013, sales of cigarettes accounted for approximately 4.8% of our retail division’s gross profit. Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. We cannot predict whether this trend will continue into the future. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent, due to lower consumption levels and to a shift in consumer purchases from the premium to the non-premium or discount segments or to other lower-priced tobacco products or to the import of cigarettes from countries with lower, or no, excise taxes on such items.

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
The Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. Although many of the rules, reforms and regulations required to fully implement the Patient Act have not yet been adopted, and consequently, the precise long-term costs of complying with the Patient Act, and any indirect impact on our labor force, remain unknowable, the initial impact of these reforms has led to a muti-million dollar increase in our employee healthcare-related costs and the long-term changes to our healthcare cost structure could have a significant, negative impact on our business.

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

We purchase approximately 34% of our general merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane. McLane has been a supplier of ours since 1992. In January 2011, we entered into a new two-year agreement with McLane with three one-year optional renewal terms. However, the agreement may be terminated by either party upon six months notice. We have exercised the second renewal option which runs through January 1, 2015. Similarly, we purchase most of our restaurant products and ingredients from Labatt, pursuant to an agreement that runs through December 2013, with two one-year optional renewal terms, the first of which we have exercised. A disruption in supply or a significant change in our relationship with either of these suppliers could have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 29, 2013, we owned 347 of our operating retail stores and dealer locations and leased the real property at 323 of our sites. We also own 68 sites for future stores and 49 properties we consider surplus properties. Our wholesale segment leases or subleases their sites to independent operators. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that no individual site is material to us. The following table provides summary information by segment of our owned and leased real property as of December 29, 2013, inclusive of executed renewal options:

		Leased Locations by Expirations
	Owned	0-5 Years	6-10 Years	11-15 Years	16 + Years	Total
Retail	258	73	47	167	35	580
Wholesale - third party operated	56	6	18	10	—	90
Wholesale - Stripes operated	33	—	—	—	—	33
Inter-segment leases	—	—	—	(33)	—	(33)
Total (1)	347	79	65	144	35	670

(1)	Does not include our properties held for store development, office/warehouse facilities or properties held for sale. Includes properties owned or leased by SUSP and its subsidiaries.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value, represents our only voting securities, and had been listed on the NASDAQ Global Market under the symbol “SUSS” since trading of our stock began on October 19, 2006 in connection with our IPO until December 21, 2012, at which time we transferred the listing of our common stock to the New York Stock Exchange (NYSE). Prior to October 2006, there was no established trading market for our securities. There were 21,634,618 shares of common stock issued and 21,439,944 shares outstanding as of December 29, 2013. The high and low closing prices of our common stock for each quarterly period over the last two years were as follows:

	Fiscal 2012		Fiscal 2013
Quarter	High	Low	High	Low
First	$27.70	$21.95	$51.20	$34.49
Second	37.17	25.35	56.00	46.72
Third	39.26	34.02	54.63	44.83
Fourth	37.26	33.08	66.26	50.00

As of February 20, 2014, there were 138 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or street name accounts through brokers.

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data and store operating data for the periods indicated for Susser Holdings Corporation and its subsidiaries. The selected consolidated financial data for each of the fiscal years ended on and as of the Sunday nearest to December 31, 2009, 2010, 2011, 2012 and 2013, respectively, are derived from our audited consolidated financial statements. In 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and cost of motor fuel sales to be consistent with its presentation of all other retail motor fuel sales. The revision has no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows. Prior years' motor fuel sales have been adjusted to reflect this revision. Historical results are not necessarily indicative of the results to be expected in the future. Unless specifically noted, all amounts are consolidated to include SUSP results. You should read the following summary consolidated financial information together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this report.

	Fiscal Year Ended
	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Merchandise sales	$784,424	$806,252	$881,911	$976,452	$1,066,022
Motor fuel sales (9)	2,523,815	3,127,038	4,319,024	4,842,715	5,092,731
Other	41,425	43,027	47,835	53,625	55,062
Total revenues (9)	3,349,664	3,976,317	5,248,770	5,872,792	6,213,815
Gross profit:
Merchandise	261,084	270,683	297,601	330,952	361,354
Motor fuel	125,228	161,629	213,563	231,640	232,053
Other	41,067	40,790	45,822	48,802	50,756
Total gross profit	427,379	473,102	556,986	611,394	644,163
Selling, general and administrative expenses (2)	338,525	355,915	393,556	432,834	482,875
Depreciation, amortization and accretion	44,382	43,998	47,320	51,434	61,368
Other operating and miscellaneous expense (3)	2,457	3,367	1,566	1,165	2,503
Interest expense, net (4)	38,103	64,039	40,726	41,019	47,673
Income tax expense	1,805	4,994	26,347	33,645	16,940
Noncontrolling interest	39	3	14	4,572	18,473
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457	$46,725	$14,331
Net income per share attributable to Susser Holdings Corporation:
Basic	$0.12	$0.05	$2.74	$2.25	$0.68
Diluted	$0.12	$0.05	$2.68	$2.19	$0.66

	Fiscal Year Ended
	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars and gallons in thousands)
Other Financial Data:
EBITDA (10)	$86,397	$113,820	$161,864	$177,395	$158,785
Adjusted EBITDA (10)	92,287	120,012	167,018	182,897	169,048
Cash provided by (used in):
Operating activities	50,043	96,978	108,454	125,756	101,966
Investing activities	(53,319)	(52,737)	(124,112)	(323,419)	(90,527)
Financing activities	12,967	(14,274)	88,279	363,331	(275,210)
Capital expenditures, net (5)	48,499	49,105	122,181	177,962	211,848
Operating Data:
Number of retail stores (end of period)	525	526	541	559	580
Number of contracted wholesale locations supplied (end of period)	390	431	565	579	591
Average per retail store per week:
Merchandise sales	$28.6	$29.6	$31.9	$34.5	$36.2
Motor fuel gallons sold	26.7	27.3	28.7	30.3	32.1
Merchandise same store sales growth (6)	3.3%	4.0%	6.0%	6.6%	3.0%
Merchandise margin, net of shortages	33.3%	33.6%	33.7%	33.9%	33.9%
Motor fuel gallons sold-retail	719,649	735,763	785,582	853,163	936,232
Motor fuel gallons sold-wholesale third party (7)	494,821	494,209	522,832	594,909	642,098
Average retail motor fuel price per gallon	$2.23	$2.70	$3.46	$3.51	$3.39
Retail motor fuel gross profit cents per gallon (8)	14.6 ¢	18.4 ¢	23.2 ¢	21.8 ¢	16.9 ¢
Retail credit card cents per gallon	3.5 ¢	4.4 ¢	5.5 ¢	5.5 ¢	5.5 ¢
Wholesale motor fuel gross profit cents per gallon, third party (7)	4.1 ¢	5.3 ¢	5.9 ¢	6.2 ¢	6.6 ¢

	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,976	$47,943	$120,564	$286,232	$22,461
Marketable securities	—	—	—	148,264	25,952
Total assets	873,018	914,339	1,095,970	1,569,790	1,374,605
Total debt	420,919	431,306	451,329	607,275	375,869
Susser Holdings Corporation Shareholders’ equity	209,648	213,790	334,148	389,498	415,467

(1)	Fiscal 2009 contained 53 weeks of operations for the retail segment, while all other fiscal years reported and referenced contain 52 weeks.

(2)	Includes non-cash stock-based compensation expense.

(3)	Other operating and miscellaneous expenses include loss (gain) on disposal of assets and impairment charges and other miscellaneous non-operating income.

(4)	Interest expense for 2010 and 2013 include non-recurring pre-tax charges of $24.2 million and $26.2 million, respectively, related to debt refinancing.

(5)
Gross capital expenditures include acquisitions and purchase of intangible assets, including accrued capital expenditures. Net capital spending is gross capital spending less proceeds from third-party sale leaseback transactions and asset dispositions.

(6)	We include a store in the same store sales base in its thirteenth full month of operation. Closed stores are removed from the same store sales in the month closed.

(7)	Excludes inter-company sales to our retail segment.

(8)
Effective September 25, 2012, SUSP began charging a profit margin of approximately three cents per gallon to the retail segment. The retail fuel margins reported for 2012 and 2013 have been reduced by 0.75 and 3.0 cents per gallon, respectively, for this wholesale profit margin.

(9)
In 2013, the Company revised its presentation of fuel taxes on motor fuel sales on its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(10)
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

The addition of net income attributable to noncontrolling interests means that our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR includes 100% of the operations of SUSP, even though our economic interest in SUSP, following its September 2012 initial public offering,  is limited to our ownership of a 50.2% limited partner interest in SUSP and all SUSP's incentive distribution rights (which entitle us to an increasing percentage of distributions once SUSP distributes its minimum quarterly distribution).  We believe this presentation approach provides investors a better understanding of the performance of our core businesses over time than one which excludes a portion of the EBITDA, Adjusted EBITDA or Adjusted EBITDAR contributed by the operations of SUSP, over which we retain exclusive control.  This presentation approach is also consistent with that used for management incentive compensation targets and with the financial covenants in our outstanding borrowing agreements.  However, investors utilizing these non-GAAP measures for valuation purposes, or otherwise in making an investment decision in Susser Holdings Corporation, should take into account  the 49.8% ownership of SUSP by  the public when considering the contribution by SUSP to Susser Holdings Corporation's consolidated EBITDA, Adjusted EBITDA and Adjusted EBITDAR under this presentation format.

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
The following table presents a reconciliation of net income attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Fiscal Year Ended
	January 3, 2010 (1)	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars in thousands)
Net income attributable to Susser Holdings Corporation	$2,068	$786	$47,457	$46,725	$14,331
Net income attributable to noncontrolling interest	39	3	14	4,572	18,473
Depreciation, amortization and accretion	44,382	43,998	47,320	51,434	61,368
Interest expense, net	38,103	64,039	40,726	41,019	47,673
Income tax expense	1,805	4,994	26,347	33,645	16,940
EBITDA	$86,397	$113,820	$161,864	$177,395	$158,785
Non-cash stock-based compensation	3,433	2,825	3,588	4,337	7,760
Loss on disposal of assets and impairment charge	2,402	3,193	1,220	694	2,216
Other miscellaneous expense	55	174	346	471	287
Adjusted EBITDA	92,287	120,012	167,018	182,897	169,048
Rent	36,899	42,623	45,738	46,407	47,468
Adjusted EBITDAR	$129,186	$162,635	$212,756	$229,304	$216,516

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes referenced in “Item 8. Financial Statements and Supplementary Data.” The fiscal years 2011, 2012 and 2013 presented herein each include 52 weeks.

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

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of March 14, 2014. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview
Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores and one of the largest motor fuel distributors in Texas based on store count and motor fuel volumes sold. As of December 29, 2013, our retail segment operated 580 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services.
On September 25, 2012, our subsidiary SUSP completed its initial public offering of common units representing limited partner interests. In connection with the initial public offering, substantially all of our wholesale motor fuel distribution business (other than our motor fuel consignment business and transportation assets) and certain owned and leased convenience store properties were contributed to the Partnership. We own 50.2% of SUSP's limited partner interests through common and subordinated units, the general partner of SUSP and all of SUSP's incentive distribution rights, which entitle us to specified increasing percentages of cash distributions as SUSP's per-unit cash distributions increase. We consolidate the operations of the Partnership in our financial statements, with the 49.8% share of the Partnership's net income allocated to public limited partners reflected as attributable to noncontrolling interest.

For the year ended December 29, 2013, we sold 1.6 billion gallons of branded and unbranded motor fuel. We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores and independently operated consignment locations, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users.  We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment.  Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.
Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters.  For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”
During 2013, we continued to expand and upgrade our operating portfolio. We opened 29 new retail stores and closed eight, including three stores razed and rebuilt and one retail store converted to a wholesale dealer site. We expect to open a total of 27 to 23 new retail stores during 2014. We added 32 dealer sites and discontinued 20, for a total of 591 dealer sites as of the end of 2013 in our wholesale segment. We expect to add a total of 28 to 45 new dealer sites during 2014.
Additionally, we completed the acquisition of a wholesale fuel distribution company, Gainesville Fuel Inc., which was contributed to SUSP in September 2013. This acquisition is expected to add annual commercial fuel sales of approximately 60 million gallons.
Our total revenues, net income attributable to Susser Holdings Corporation and Adjusted EBITDA were $6.2 billion, $14.3 million and $169.0 million, respectively, for fiscal 2013 compared to $5.9 billion, $46.7 million and $182.9 million, respectively, for fiscal 2012. Net income attributable to Susser Holdings Corporation for 2013 was reduced by a $3.6 million ($0.17 per diluted share) non-cash deferred tax charge from the contribution of acquisition-related goodwill from SUSS to SUSP, and a $16.7 million ($0.77 per diluted share) after-tax loss on early extinguishment of debt related to the early redemption of our 2016 Notes. Net income attributable to Susser Holdings Corporation for 2012 was reduced by a non-cash deferred income tax charge of $3.6 million ($0.17 per diluted share) recorded during the third quarter solely related to Susser Holdings' contribution of net assets to SUSP in connection with SUSP's IPO. Excluding these charges, net income attributable to Susser Holdings Corporation for 2013 and 2012 was $34.7 million and $50.3 million, respectively, and earnings per diluted share were $1.60 and $2.36, respectively.
We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of December 29, 2013, we had total combined revolver borrowings for SUSS and SUSP of $345.5 million and $11.4 million in standby letters of credit, with combined unused availability of $543.1 million. We had combined cash on the balance sheet of $22.5 million. Additionally, SUSP has $26.0 million of marketable securities which serve as collateral for the SUSP term loan.

Recent Developments

On January 29, 2014, we completed the acquisition of the majority of the assets of Sac-N-Pac Stores, Inc. and 3W Warren Fuels, Ltd., including 47 convenience stores and distribution contracts with approximately 20 independent dealer locations. We expect the acquisition to be accretive to SUSS and SUSP.

Market and Industry Trends
The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the nation.  Additionally, our business has remained generally more resilient through economic cycles than many other retail formats. We have reported positive comparable merchandise results in 23 of the last 24 quarters, and 2013 was our 25th consecutive annual increase in same-store merchandise sales, with growth of 3.0% over the prior year. We also achieved a 5.8% increase in average gallons sold per retail store for 2013, driven partly by growth in diesel volume, which we believe is primarily attributable to increased manufacturing, oil and gas activity, increased construction and continued improvement in the number of people working in the markets in which we operate. Diesel volumes are also growing as we add new stores and add diesel to selected older stores.
We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile. We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Our cost of motor fuel generally follows the movements in the price of crude oil. Crude oil prices ranged from approximately $87 to $111 per barrel during 2013, with an average of approximately $98, compared to a range of $78 to $109 per barrel for 2012 and an average of approximately $94, based on West Texas Intermediate ("WTI") spot prices.
Our retail fuel margin for 2013 of 16.9 cents per gallon was 2.7 cents lower than adjusted 2012 (on a comparable basis adjusting for the SUSP profit margin), partly due to lower volatility in fuel prices during 2013 compared to the prior year and in part due to certain suppliers keeping the RINS value as it escalated during the year. Concurrent with the completion of the SUSP IPO in September 2012, SUSP began charging the retail segment a three-cent per gallon profit margin on gallons sold to it. The impact of this mark-up was a reduction of our reported retail fuel margin for 2012 and 2013 of 0.75 cents and 3.0 cents per gallon, respectively. However, this reduction in retail gross profit is offset by an increase in wholesale segment gross profit, resulting in no change to consolidated gross profit. After deducting credit card fees, our retail fuel margin for 2013 was 11.4 cents per gallon compared to 16.3 cents a year ago. Fuel gross profit represented 36% of our consolidated gross profit for 2013 versus 38% in the 2012. For our retail division, fuel represented 28% of retail gross profit for 2013.

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

We also offer a number of ancillary products and services to our customers including lottery tickets, ATM services, proprietary money orders, prepaid phone cards and wireless services, and movie rentals. The income for these ancillary products and services is recorded in other revenues in our Consolidated Statements of Operations and Comprehensive Income. There is minimal cost of sales associated with other revenue, and therefore other retail revenue is recorded on a net basis.

•
Wholesale. Wholesale revenues are derived primarily from sales of motor fuel to branded dealers, unbranded convenience stores and other end users. Prior to the SUSP IPO on September 25, 2012, sales of motor fuel from our wholesale to retail segment were at delivered cost without any profit margin. Effective with the SUSP IPO, the retail segment began paying a profit mark-up of approximately three cents per gallon on purchases from SUSP pursuant to our fuel distribution agreement with SUSP. All of the SUSP operations are included in our wholesale segment operations. With respect to management’s discussion and analysis, wholesale operations data presented represents third-party transactions, excluding sales to our retail segment, unless otherwise noted. The wholesale cost of motor fuel includes delivery costs, purchase discounts and other related costs, but excludes excise taxes, which are billed on a pass-through basis to the retailer/consumer, except for consignment sales which include fuel excise taxes.

The wholesale business also receives rental income from convenience store properties it leases to Stripes and third parties, sale of rights to operate dealer locations and nominal commission income on various programs, which we refer to as "value-added programs" and we offer to our branded dealers. These programs allow dealers to take advantage of products and services that they would not likely be able to obtain on their own, or at discounted rates. Rent and value-added program income is recorded in other revenues in our Consolidated Statements of Operations and Comprehensive Income. There is minimal cost of sales associated with other revenue. Rental revenue received from Stripes is eliminated in consolidation.

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

Key Operating Metrics

The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars in thousands, except per gallon items)
Revenue:
Merchandise sales	$881,911	$976,452	$1,066,022
Motor fuel – retail	2,715,279	2,995,840	3,171,066
Motor fuel – wholesale to third parties (3)	1,603,745	1,846,875	1,921,665
Other	47,835	53,625	55,062
Total revenue (3)	$5,248,770	$5,872,792	$6,213,815
Gross Profit:
Merchandise	$297,601	$330,952	$361,354
Motor fuel – retail (1)	182,521	186,041	158,370
Motor fuel – wholesale to third parties (2)	31,042	37,091	42,582
Motor fuel – wholesale to Stripes (2)	—	6,472	27,948
Other, including intercompany eliminations	45,822	50,838	53,909
Total gross profit	$556,986	$611,394	$644,163
Adjusted EBITDA (4):
Retail	$148,549	$154,205	$119,165
Wholesale	24,942	35,833	62,482
Other	(6,473)	(7,141)	(12,599)
Total Adjusted EBITDA	$167,018	$182,897	$169,048
Retail merchandise margin	33.7%	33.9%	33.9%
Merchandise same store sales growth	6.0%	6.6%	3.0%
Average per retail store per week:
Merchandise sales	$31.9	$34.5	$36.2
Motor fuel gallons sold	28.7	30.3	32.1
Motor fuel gallons sold:
Retail	785,582	853,163	936,232
Wholesale - third party	522,832	594,909	642,098
Average retail price of motor fuel per gallon	$3.46	$3.51	$3.39
Motor fuel gross profit cents per gallon:
Retail (1)	23.2 ¢	21.8 ¢	16.9 ¢
Wholesale - third party (2)	5.9 ¢	6.2 ¢	6.6 ¢
Retail credit card cents per gallon	5.5 ¢	5.5 ¢	5.5 ¢

(1)
Effective September 25, 2012, the retail fuel gross profit reflects a reduction of approximately three cents per gallon as SUSP began charging a profit mark-up on gallons sold to our retail segment. Prior to this date, no gross profit mark-up was charged by the wholesale segment to the retail segment. The retail fuel margins reported for fiscal 2012 and 2013 have been reduced by 0.75 and 3.0 cents per gallon, respectively, for this profit margin.

(2)
The wholesale margin from third parties excludes sales and gross profit to the retail segment. Wholesale margin to Stripes reflects the markup of approximately three cents per gallon beginning September 25, 2012. Prior to this date, no profit margin was recognized in the wholesale segment on sales to Stripes stores.

(3)
In 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

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

The following tables present a reconciliation of our segment operating income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Year Ended January 1, 2012
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$107,553	$18,515	$(11,178)	$114,890
Depreciation, amortization and accretion	39,973	6,197	1,150	47,320
Other miscellaneous	—	—	(346)	(346)
EBITDA	147,526	24,712	(10,374)	161,864
Non-cash stock-based compensation	—	—	3,588	3,588
Loss (gain) on disposal of assets and impairment charge	1,023	230	(33)	1,220
Other operating expenses	—	—	346	346
Adjusted EBITDA	148,549	24,942	(6,473)	167,018
Rent	42,494	4,310	(1,066)	45,738
Adjusted EBITDAR	$191,043	$29,252	$(7,539)	$212,756

	Year Ended December 30, 2012
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$110,480	$27,590	$(11,638)	$126,432
Depreciation, amortization and accretion	42,714	7,989	731	51,434
Other miscellaneous	—	—	(471)	(471)
EBITDA	153,194	35,579	(11,378)	177,395
Non-cash stock-based compensation	—	101	4,236	4,337
Loss (gain) on disposal of assets and impairment charge	1,011	153	(470)	694
Other operating expenses	—	—	471	471
Adjusted EBITDA	154,205	35,833	(7,141)	182,897
Rent	43,015	4,190	(798)	46,407
Adjusted EBITDAR	$197,220	$40,023	$(7,939)	$229,304

	Year Ended December 29, 2013
	Retail Segment	Wholesale Segment	All Other (a)	Total (b)
	(dollars in thousands)
Operating income (loss)	$64,824	$48,332	$(15,452)	$97,704
Depreciation, amortization and accretion	51,668	12,722	(3,022)	61,368
Other miscellaneous	—	—	(287)	(287)
EBITDA	116,492	61,054	(18,761)	158,785
Non-cash stock-based compensation	—	1,936	5,824	7,760
Loss (gain) on disposal of assets and impairment charge	2,673	(508)	51	2,216
Other operating expenses	—	—	287	287
Adjusted EBITDA	119,165	62,482	(12,599)	169,048
Rent	43,622	3,823	23	47,468
Adjusted EBITDAR	$162,787	$66,305	$(12,576)	$216,516

(a)	Other includes APT, corporate overhead and other costs not allocated to the two primary segments, and intercompany eliminations.

(b)
Reference is made to Note 9 in “Item 6. Selected Financial Data” for a reconciliation of total EBITDA, Adjusted EBITDA and Adjusted EBITDAR to net income (loss) attributable to Susser Holdings Corporation.

Another key metric we use to measure our performance is “Fuel-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has grown in four of the last five annual periods, and was flat for 2013 compared to 2012.

	January 3, 2010		January 2, 2011		January 1, 2012	December 30, 2012	December 29, 2013
	(dollars, except per share amounts, in thousands)
Adjusted EBITDAR, Actual (1)	$129,186		$162,635		$212,756	$229,304	$216,516
Adjustments:
CPG neutral adjustment - retail (2)	27,686		5,794		(22,462)	(18,416)	4,068
CPG neutral adjustment - wholesale (3)	7,619		1,774		(1,641)	(3,315)	(6,504)
Bonus & 401(k) match adjustment (4)	1,077		8,558		9,927	9,707	3,018
Fuel-Neutral Adjusted EBITDAR	$165,568		$178,761		$198,580	$217,280	$217,098
Percent change from prior year	7%		8%		11%	9%	0%

CPG adjustment - retail fuel (2)	3.8	¢	0.8	¢	(2.9)¢	(2.2)¢	0.4 ¢
CPG adjustment - wholesale fuel (3)	1.5	¢	0.4	¢	(0.3)¢	(0.6)¢	(1.0)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in Note 9 in "Item 6. Selected Financial Data.".

(2)
The retail segment adjustment was derived by taking the difference between the five-year average margin per gallon after credit cards (which for the five year period 2009 - 2013 was 14.9 cents per gallon, excluding the impact of the SUSP profit margin) and the actual margin per gallon after credit cards and excluding the SUSP profit margin reduction, and multiplying it by the actual retail gallons sold. The difference between the 5-year average and actual fuel margin is shown above. A positive adjustment indicates the actual margin was less than the 5-year average, while a negative adjustment indicates the actual margin was greater than the 5-year average.

(3)
The wholesale segment adjustment was derived by taking the difference between the five-year average third-party margin per gallon after credit cards (which for the five year period 2009 - 2013 was 5.6 cents per gallon) and the actual margin per gallon after credit cards, and multiplying it by the actual wholesale gallons sold to third parties.

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

Fiscal 2013 Compared to Fiscal 2012
The following discussion of results for fiscal 2013 compared to fiscal 2012 compares the 52-week period of operations ended December 29, 2013 to the 52-week period of operations ended December 30, 2012. During fiscal 2013 we operated an average of 567 retail stores, 22 more than in fiscal 2012.
On September 25, 2012, we contributed substantially all of our wholesale motor fuel distribution business to SUSP. We continue to consolidate the operations of SUSP in our financial results within our wholesale segment. Intercompany revenue and cost of sales continues to be eliminated in our consolidated results. Effective with the SUSP IPO, SUSP began charging a profit margin, which is approximately three cents per gallon on gallons sold to our retail segment and on gallons we sell on consignment at independently operated locations. The mark-up on sales at consignment locations is eliminated within the wholesale segment. The mark-up to the retail segment transfers fuel gross profit from the retail to the wholesale segment, but does not change our consolidated fuel gross profit amount.
Total Revenue. Total revenue for 2013 was $6.2 billion, an increase of $341.0 million, or 5.8%, from 2012. The increase in total revenue was driven by an increase in merchandise sales of 9.2%, a 5.8% increase in retail fuel revenue, and a 4.0% increase in wholesale fuel revenue to third parties, as further discussed below. Included in these increases are the impact for new retail stores constructed or acquired during 2012 and 2013 ($328.6 million increase in sales).
Total Gross Profit. Total gross profit for 2013 was $644.2 million, an increase of $32.8 million, or 5.4% from 2012. The increase was primarily due to the increase in merchandise gross profit of $30.4 million and an increase in wholesale fuel gross profit of $27.0 million, partly offset by the decrease in retail fuel gross profit of $27.7 million, as further discussed below. Included in these increases are the impact of new retail stores constructed or acquired during 2012 and 2013 ($32.4 million increase in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $1.1 billion for 2013, an $89.6 million, or 9.2% increase over 2012. The increase was due to a 3.0% merchandise same-store sales increase, accounting for $29.4 million of the increase, with the balance due to new stores built or acquired in 2012 and 2013. Merchandise same-store sales include food service sales but do not include motor fuel sales. Key categories contributing to the merchandise same-store sales increase were food service, packaged drinks, beer, snacks and tobacco.
Merchandise gross profit was $361.4 million for 2013, a 9.2% increase over 2012, which was driven primarily by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.9% for 2013, which is flat compared to 2012. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks, tobacco and snacks. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for 2013 were $3.2 billion, an increase of $175.2 million, or 5.8% over 2012, driven primarily by a 9.7% increase in retail gallons sold. The increase was partly offset by a 3.5% decrease in the average retail price of motor fuel, to $3.39 per gallon. We sold an average of approximately 32,100 gallons per retail store per week in 2013, 5.8% more than last year. Retail motor fuel gross profit decreased by $27.7 million or 14.9% from 2012 due to a decrease in the gross profit per gallon, partly offset by the increase in gallons sold ($18.1 million). The average retail fuel margin decreased from 21.8 cents per gallon to 16.9 cents per gallon for 2012 and 2013, respectively. This decrease in fuel margin per gallon, a portion of which is attributable to the SUSP profit margin discussed below, decreased retail fuel gross profit by $45.8 million. After deducting credit card fees, the net margin decreased from 16.3 cents per gallon to 11.4 cents per gallon from 2012 to 2013, respectively.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on gallons it purchased from SUSP. The impact on average retail segment fuel margin for the year 2012 was a reduction of approximately $6.4 million or 0.75 cents per gallon. The increase in the fuel cost and corresponding reduction in fuel gross profit to the retail segment for 2013 was approximately $28.1 million, or three cents per gallon for gallons purchased. Wholesale segment gross profit for 2013 was increased by $27.9 million on its sales to the retail segment. Other than a small difference due to timing of sales and purchases between the segments, consolidated SUSS fuel gross profit is not impacted by the implementation of this profit margin.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2013 were $1.9 billion, a 4.0% increase over 2012. The increase was primarily driven by a 7.9% increase in gallons sold to third parties partly offset by a 3.6% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $70.5 million increased $27.0 million or 61.9% from 2012, due to the additional third party gallons sold ($2.9 million), a 7.3% increase in the gross profit per gallon from 6.2 cents to 6.6 cents per gallon on third party sales (accounting for a $2.9 million increase), and an increase of $21.5 million resulting from the profit margin charged to the retail segment during 2013.
Other Revenue and Gross Profit. Other revenue of $55.1 million for 2013 increased by $1.4 million or 2.7% from 2012, with a 6.0% increase in associated gross profit. This increase was primarily due to increases in ATM income, carwash income and rental income ($3.4 million), which was partly offset by the decrease in the sale of rights to operate dealer locations in 2013 ($1.2 million), service revenue ($1.2 million), and money order fee income ($0.6 million).
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For 2013, personnel expense increased $28.0 million or 15.5% over 2012. Of the increase in personnel expense, $18.2 million was attributable to the new stores acquired or constructed during 2012 and 2013. As a percentage of merchandise sales, personnel expense increased by 110 basis points to 19.5% compared to last year, mostly attibutable to additional training and start-up costs related to the large number of new stores opened and labor inefficiency during periods of colder than normal weather. Bonus and
401(k) match included in personnel expense for 2013 was approximately $1.7 million lower than 2012, due to relative performance against internal targets.

	December 30, 2012		December 29, 2013
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$180,042	18.4%	$208,018	19.5%	$27,976	1.1%
General and Administrative Expenses. For 2013, general and administrative ("G&A") expenses increased by $5.9 million, or 12.1%, from 2012. G&A expenses include non-cash stock-based compensation expenses which were $7.8 million for 2013, compared to $4.3 million for 2012. The remaining $2.5 million increase was primarily due to increased professional fees, increased public company expense related to SUSP and additional support expense related to additional stores, partly offset by a reduction of $5.2 million in bonus and 401(k) match expense during that period related to performance against internal targets. The following table shows the components of G&A expenses expressed as a percent of non-fuel revenue plus gallons (in thousands):

	December 30, 2012		December 29, 2013
		% of Non Fuel Revenue and Fuel Gallons		% of Non Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$48,796	2.7%	$54,722	2.7%	$5,926	12.1%
Less: Non-cash stock based compensation	(4,337)	(0.2)%	(7,760)	(0.4)%	(3,423)	79.0%
Other G&A expense	$44,459	2.5%	$46,962	2.3%	$2,503	5.6%
Non Fuel Revenue and Fuel Gallons (1)	1,832,650		1,994,747
(1) Non fuel revenue and fuel Gallons are the combination of merchandise revenues, other revenue, and total fuel gallons. This metric is used as a proxy for total revenue, as it eliminates the variability of fuel prices.
Other Operating Expenses. Other operating expenses increased by $15.1 million or 9.6% over 2012.  Operating expenses related to new stores accounted for $7.7 million of increased costs, with the majority of other increases related to increased sales activity. Significant changes to operating expenses are presented in the table below.

	Twelve Months Ended
	December 30, 2012		December 29, 2013
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Credit card expense	$47,296	4.8%	$51,530	4.8%	$4,234	9.0%
Utilities	24,178	2.5%	26,553	2.5%	2,375	9.8%
Maintenance	28,288	2.9%	30,008	2.8%	1,720	6.1%
Supplies	12,689	1.3%	14,783	1.4%	2,094	16.5%
Other operating expenses	45,138	4.6%	49,793	4.7%	4,655	10.3%
Total other operating expenses	$157,589	16.1%	$172,667	16.2%	$15,078	9.6%
Credit card expenses are directly tied to the cost of fuel and were 1.6% of retail fuel revenue for both 2012 and 2013. The increase in other operating expenses is primarily related to the new stores and increased activity in existing stores. Excluding credit card fees, other operating expenses as a percentage of merchandise sales were 11.4% in 2013 compared to 11.3% in 2012.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of assets of $2.2 million in 2013, primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2013 of $61.4 million was up $9.9 million, or 19.3%, from 2012 attributable to the additional assets in service.
Income from Operations. Income from operations for 2013 was $97.7 million, compared to $126.4 million for 2012. The $28.7 million decrease is primarily attributed to the increase in personnel expense, G&A expense and operating expense, and reduced fuel margins partly offset by higher merchandise gross profit, as described above.
Interest Expense. Interest expense for 2013 was $47.7 million, compared to $41.0 million for 2012, an increase of $6.7 million, primarily reflecting the costs associated with the redemption of our $425 million 8.5% notes (2016 Notes) on May 15, 2013, which totaled $26.2 million. The components of this additional cost are detailed in Note 10 of the accompanying Notes to Consolidated Financial Statements. This charge was partially offset by a $19.5 million decrease in interest incurred after the redemption reflecting lower total debt and a reduced interest rate on the remaining debt.
Income Tax. Income tax expense for 2013 was $16.9 million, which consisted of $2.7 million of expense attributable to the Texas franchise tax and $14.2 million of income tax expense related to the federal and state income tax. This is a decrease of $16.7 million from 2012. In 2013, the Company recorded a non-cash deferred tax charge of $3.6 million related to the contribution of goodwill from SUSS to SUSP in connection with the acquisition and subsequent contribution of assets from the purchase of Gainesville Fuel, Inc. ("GFI Contribution"). Excluding this charge, the computed tax rate for the year 2013 was 26.8%. During 2012, the Company recorded a non-cash deferred tax charge of $3.6 million related to the contribution of goodwill from SUSS to SUSP in connection with the SUSP IPO. Excluding this charge, the computed tax rate for 2012 was 35.4%. The decrease in effective tax rate is due to an increase in net income attributable to noncontrolling interest, which is the limited partner interest held by the public in SUSP, and is not taxable to SUSS for federal and state income tax purposes. Prior to the SUSP IPO the income attributable to assets contributed to SUSP was taxable to SUSS and income tax expense was recognized on that income, but following the IPO, SUSS is only taxable on its interest in SUSP. SUSP is subject to Texas franchise tax and is included in the SUSS consolidated Texas franchise tax return. See Note 16 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributable to noncontrolling interest. The noncontrolling interest share of SUSP's net income for 2013 was $18.5 million compared to $4.6 million in 2012. In 2012, the noncontrolling interest reflects the activity for approximately three months whereas 2013 reflected a full year of activity.
Net Income Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for 2013 of $14.3 million, compared to net income attributable to Susser Holdings Corporation of $46.7 million for 2012. The decrease is primarily due to the same factors impacting operating income, as described above, and the increase in net income attributable to the noncontrolling interest related to SUSP. Included in 2013 net income is the $26.2 million pre-tax loss ($16.7 million after tax) on early extinguishment of debt related to the redemption of our 2016 Notes in May 2013 and the $3.6 million deferred tax charge related to the GFI Contribution. Included in 2012 net income is the $3.6 million deferred tax charge related to the SUSP IPO. Excluding these charges, net income attributable to Susser Holdings Corporation was $34.7 million and $50.3 million for 2013 and 2012, respectively, and diluted EPS was $1.60 and $2.36.
Adjusted EBITDA. Adjusted EBITDA for 2013 was $169.0 million, a decrease of $13.8 million, or 7.6% compared to 2012. Retail segment Adjusted EBITDA of $119.2 million decreased by $35.0 million, or 22.7% compared to 2012, primarily due to lower fuel margin and increased personnel costs, G&A expense and other operating expenses, partly offset by higher merchandise gross profit. Wholesale segment Adjusted EBITDA of $62.5 million increased by $26.6 million, or 74.4% from 2012, primarily resulting from the higher fuel gross profit related to the mark-up to the retail segment and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $12.6 million for the 2013, compared to net expenses of $7.1 million in 2012.

Fiscal 2012 Compared to Fiscal 2011

The following comparative discussion of results for fiscal year 2012 compared to fiscal year 2011 compares the 52-week period of operations ended December 30, 2012 to the 52-week period of operations ended January 1, 2012. During fiscal 2012 we operated an average of 545 retail stores, 14 more than in fiscal 2011.

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

Total Revenue. Total revenue for 2012 was $5.9 billion, an increase of $624.0 million, or 11.9%, from 2011. The increase in total revenue was driven by a 10.3% increase in retail fuel revenue, a 15.2% increase in wholesale fuel revenue to third parties and an increase in merchandise sales of 10.7%, as further discussed below.

Total Gross Profit. Total gross profit for 2012 was $611.4 million, an increase of $54.4 million, or 9.8% over 2011. The increase was primarily due to the increase in merchandise gross profit of $33.4 million, an increase in wholesale fuel gross profit of $12.5 million and the increase in retail fuel gross profit of $3.5 million, as further discussed below. Included in these increases is the impact of new retail stores constructed or acquired during 2011 and 2012 ($25.2 million of growth in gross profit).

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

Merchandise gross profit was $331.0 million for 2012, a 11.2% increase over 2011, which was driven primarily by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.9% for 2012 compared to 33.7% in 2011. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks, snacks, beer and candy. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. The gross profit increase was partly offset by a decline in cigarette gross profit, as cigarette margins were 150 basis points lower than 2011, primarily due to the impact of manufacturer pricing programs initiated in the second quarter of 2011. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.

Retail Motor Fuel Sales, Gallons, and Gross Profit. Retail sales of motor fuel for 2012 were $3.0 billion, an increase of $280.6 million, or 10.3% over 2011, primarily driven by a 1.6% increase in the average retail price of motor fuel and a 8.6% increase in retail gallons sold. We sold an average of approximately 30,300 gallons per retail store per week, 5.8% more than last year. Retail motor fuel gross profit increased by $3.5 million or 1.9% from 2011 due to an increase in gallons sold ($15.7 million), mostly offset by a decrease in the gross profit per gallon. The average retail fuel margin decreased from 23.2 cents per gallon to 21.8 cents per gallon for 2011 and 2012, respectively. This decrease in fuel margin decreased fuel gross profit by

$12.2 million. After deducting credit card fees, the net margin decreased from 17.7 cents per gallon to 16.3 cents per gallon from 2011 to 2012.
Beginning September 25, 2012, in connection with the SUSP IPO, our retail segment began paying a profit margin on fuel it purchased from SUSP. This increase in the fuel cost to the retail segment for 2012 was approximately $6.4 million, or three cents per gallon for gallons purchased. The impact on average retail segment fuel margin for the year was a reduction of approximately 0.75 cents per gallon. Wholesale segment gross profit was increased by $6.4 million, or a corresponding amount, therefore consolidated SUSS fuel gross profit is not impacted.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for 2012 were $1.8 billion, a 15.2% increase over 2011. The increase was primarily driven by a 13.8% increase in gallons sold to third parties and a 1.2% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $43.6 million increased $12.5 million or 40.3% from 2011, due to the additional gallons sold, a 4.1% increase in the gross profit per gallon from 5.9 cents to 6.2 cents per gallon on third party sales (responsible for a $1.4 million increase), and the $6.4 million profit margin charged to the retail segment subsequent to September 25, 2012, pursuant to the fuel distribution agreement between us and SUSP.
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
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For 2012, personnel expense increased $19.6 million or 12.2% over 2011. Of the increase in personnel expense, $11.4 million was attributable to the new stores acquired or constructed during 2011 and 2012. The balance of the increase was primarily attributed to supporting the additional customer transactions associated with our 6.6% increase in same-store merchandise sales. Personnel expense, as a percentage of merchandise sales, decreased by 20 basis points to compared to last year.

	January 1, 2012		December 30, 2012
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$160,446	18.2%	$180,042	18.4%	$19,596	0.2%

General and Administrative Expenses. For 2012, general and administrative expenses increased by $5.5 million, or 12.8%, from 2011. G&A expenses include non-cash stock-based compensation expenses which were $4.3 million for 2012, compared to $3.6 million for 2011. A portion of this increase is attributable to a higher stock price on the respective dates of 2012 equity grants as compared to 2011. $1.1 million was related to an increase in professional fees and the remaining $3.7 million increase was primarily due to additional personnel and benefit costs, a portion of which are supporting our accelerated retail store growth program. Included in G&A expense for 2012 is $7.4 million of bonus and 401(k) match, of which $3.2 million reflects additional bonus and discretionary match related to 2012 above-target performance. This compares to $8.1 million total bonus/401(k) expense included in G&A in 2011, of which $3.3 million was related to above-target performance.

The following table shows the relative components of G&A expenses expressed as a percent of non-fuel revenue plus gallons (in thousands):

	January 1, 2012		December 30, 2012
		% of Non Fuel Revenue and Fuel Gallons		% of Non Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$43,273	2.6%	$48,796	2.7%	$5,523	12.8%
Less: Non-cash stock based compensation	(3,588)	(0.2)%	(4,337)	(0.2)%	(749)	20.9%
Other G&A expense	$39,685	2.4%	$44,459	2.5%	$4,774	12.0%
Non Fuel Revenue and Fuel Gallons (1)	1,653,850		1,832,650
(1) Non fuel revenue and fuel gallons are the combination of merchandise revenues, other revenue, and total fuel gallons. This metric is used as a proxy for total revenue, as it eliminates the variability of fuel prices.
Other Operating Expenses. Other operating expenses increased by $13.5 million or 9.4% over 2011.  Operating expenses related to new stores accounted for $5.2 million of increased costs, with the majority of other increases related to increased sales activity. Significant changes to operating expenses are presented in the table below.

	Twelve Months Ended
	January 1, 2012		December 30, 2012
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Credit card expense	$43,348	4.9%	$47,296	4.8%	$3,948	9.1%
Utilities	24,866	2.8%	24,178	2.5%	(688)	(2.8)%
Maintenance	26,760	3.0%	28,288	2.9%	1,528	5.7%
Supplies	10,778	1.2%	12,689	1.3%	1,911	17.7%
Other operating expenses	38,347	4.3%	45,138	4.6%	6,791	17.7%
Total other operating expenses	$144,099	16.2%	$157,589	16.1%	$13,490	9.4%

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
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for 2012 of $51.4 million was up $4.1 million, or 8.7%, from 2011, as a result of the additional assets in service.
Income from Operations. Income from operations for 2012 was $126.4 million, compared to $114.9 million for 2011. The $11.5 million increase is primarily attributed to higher merchandise and fuel gross profit, partly offset by the $19.6 million increase in personnel expenses, as described above.
Income Tax. Income tax expense for 2012 was $33.6 million, which consisted of $2.6 million of expense attributable to the Texas franchise tax and $31.0 million of income tax expense related to the federal and state income tax. Included in the income tax expense for 2012 was a non-cash deferred tax charge of $3.6 million related to our contribution of net assets to SUSP. Excluding the impact of this charge, for the year ended December 30, 2012, our effective tax rate was 35.4% as compared to the effective tax rate for the year ended 2011 of 35.7%. These rates are computed as a percentage of net income before taxes and before reduction of noncontrolling interest. The net income attributable to noncontrolling interest, which is the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas franchise tax and is included in the SUSS consolidated Texas franchise tax return.

The income tax expense for 2011 was $26.3 million, which consisted of $2.6 million of expense attributable to the Texas franchise tax and $23.7 million of income tax expense related to federal and state income tax. See Note 16 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributable to noncontrolling interest. The noncontrolling interest share of SUSP's net income for the period beginning its commencement of operations on September 25, 2012, was $4.6 million.
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

Cash flows from operations were $108.5 million, $125.8 million and $102.0 million for 2011, 2012 and 2013, respectively. The decrease in our cash provided from operating activities for 2013 compared to 2012 was primarily attributable to changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax, interest and rent payments. We had $286.2 million and $22.5 million of cash and cash equivalents on hand at the end of 2012 and 2013, respectively, all of which was unrestricted.

Capital Expenditures. Gross capital expenditures, which include acquisitions, purchase of intangibles and accrued expenditures, were $138.5 million, $179.3 million and $212.4 million for 2011, 2012 and 2013, respectively. Our capital spending program is focused on expenditures for new store development in both of our retail and wholesale segments, store improvements, revenue enhancing projects, facility maintenance projects of a normal and recurring nature, fuel transport assets and information systems. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for new stores, technology and revenue-generating capital. Other than routine maintenance projects, capital expenditure plans are evaluated based on return on investment and estimated incremental cash flow.

In the last two years, our spending for maintenance/replacement, technology and discretionary revenue enhancing capital expenditures has ranged from approximately $45 million to $55 million. These costs do not include the one-time costs of rebranding and integrating acquired sites into our network or other one-time expenditures. We estimate that we need to spend approximately half of this amount to maintain our existing stores and back office technology, and have more discretion over the remaining half, with the ability to defer this portion of planned capital expenditures should circumstances necessitate a need to conserve cash. As we expand our retail store base and wholesale network, we would expect that our annual expenditures for maintaining and enhancing our assets will also increase. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Included in the capital expenditures above are investments in dealer supply contracts and other intangible assets of $12.0 million, $2.4 million, and $2.8 million for 2011, 2012, and 2013, respectively, and are reflected as intangible assets on our balance sheet.

We do not generally budget for acquisitions, as the size and timing of these opportunities are difficult to predict. However, the consummation of a material acquisition could cause us to modify our other spending plans. During 2013, we acquired a wholesale fuel and lubricants business for net cash consideration of $18.4 million. As further described in Note 22 in the accompanying Notes to Consolidated Financial Statements, we recently completed the acquisition of 47 convenience stores and 20 dealer supply contracts for net cash consideration of approximately $88 million. In fiscal 2014, we plan to invest approximately $210 million to $260 million in 27 to 33 new retail stores, new dealer projects, maintenance and upgrades of our existing facilities (including upgrades to the Sac-N-Pac sites), in addition to any acquisitions. The $210 million to $260 million does not include the $88 million purchase price for Sac-N-Pac.

During 2013, we opened 29 newly constructed retail stores at a cost of $111.3 million, excluding the value of one store leased from a third party. During 2013, we closed four lower volume stores, razed and rebuilt three stores and converted one store to a dealer location, bringing our retail store count to 580 as of December 29, 2013. During 2013, our wholesale division added 32 dealer sites and terminated supply at 20 sites, bringing the dealer count to 591 as of December 29, 2013. At December 29, 2013, we had three new stores under construction.

We currently expect to finance our 2014 capital spending primarily with free cash flow, cash on hand and borrowings under our two revolving credit facilities, including borrowings by SUSP to finance the exercise of certain sale leaseback options under the omnibus agreement. The Partnership has options under the omnibus agreement to purchase newly constructed retail stores from Stripes at Stripes' cost to build and lease them back to Stripes at specified rates for a 15-year initial term. We expect that SUSP will exercise its option with respect to 25 to 33 stores in 2014 and will finance the purchase utilizing the balance of its marketable securities, and revolver borrowings. We may also utilize third party lease financing for certain new stores, and we believe we also have access to other debt and equity financing sources if additional financing is required, such as for an acquisition.

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

Cash Flows from Financing Activities. In September 2012, SUSP completed its IPO of 49.9% of its limited partner interests, receiving net proceeds of $206 million after fees and expenses. SUSP entered into a Term Loan and Security Agreement (the “SUSP Term Loan”) under which it borrowed $180.7 million, and pledged the same amount of marketable securities to obtain the SUSP Term Loan on more favorable terms. SUSP distributed $180.7 million of the proceeds from the SUSP Term Loan borrowings to us. The SUSP Term Loan bears interest at a rate equal to LIBOR plus 0.25%, and matures on September 25, 2015, although it may be prepaid without penalty at any time. The marketable securities are being sold over time and used to finance the future acquisition of assets by SUSP. As of December 29, 2013, $26 million remained on the SUSP Term Loan and in marketable securities.

SUSP also entered into a $250 million revolving credit facility in connection with its IPO, expiring September 25, 2017 (the “SUSP Revolver”). In December 2013, SUSP increased this facility by $150 million to a total of $400 million, with no change to the maturity date or key terms. The SUSP Revolver can be increased by up to an additional $100 million upon SUSP's written request, subject to certain conditions. Interest is calculated on either a base rate or LIBOR plus a margin, which ranges from 2.00% to 3.25% based on a total leverage ratio, with the initial interest rate set at LIBOR plus 2.00%. SUSP plans to use the SUSP Revolver and the marketable securities to fund growth capital, which may include purchase and leaseback transactions with Susser convenience store properties.

We entered into a Second Amended and Restated Credit Agreement in April 2013 ("2013 SUSS Revolver"), which replaced the existing $100 million SUSS Revolver. The new facility provides for borrowings up to $500 million and matures on April 8, 2018. We drew approximately $233 million on the 2013 SUSS Revolver and also used available cash to redeem all of our outstanding $425 million 2016 Notes on May 15, 2013, at a redemption price of 104.25% of the principal amount, plus accrued and unpaid interest. At year end the outstanding balance on the 2013 SUSS Revolver was $189.3 million.

During 2013, we borrowed $190.4 million on the SUSP Revolver which was used to repay the SUSP Term Loan, and repaid $34.2 million, leaving a balance of $156.2 million on the SUSP Revolver at year end.

At December 29, 2013, our outstanding consolidated debt was $375.9 million. Our net debt position at the end of 2013 is summarized as follows (in thousands):

	SUSP	SUSS	Total Consolidated
2013 SUSS revolver	$—	$189,250	$189,250
SUSP revolver	156,210	—	156,210
SUSP term loan	25,866	—	25,866
Other notes payable	4,075	468	4,543
Total debt outstanding	186,151	189,718	375,869
Cash and marketable securities	34,102	14,311	48,413
Debt less cash and marketable securities	$152,049	$175,407	$327,456

Additional details of our long-term debt are provided in Note 10 in the accompanying Notes to Consolidated Financial Statements.

SUSP declared quarterly distributions to public unitholders (excluding SUSS’ pro rata portion) totaling $20.2 million related to its fiscal 2013 results, $5.3 million of which is payable February 28, 2014. Distributions paid during 2013 and 2012 to public unitholders were $19.6 million and $0.3 million, respectively.

Long-term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing, and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at year-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$400,000	$156,210	$10,025	$233,765
SUSS Revolver	500,000	189,250	1,398	309,352
Total	$900,000	$345,460	$11,423	$543,117

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

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected payments on our long-term debt and future operating lease commitments as of December 29, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long term debt obligations (1)	$375,869	$535	$27,949	$346,995	$390
Interest (2)	47,307	10,245	20,736	14,612	1,714
Operating lease obligations (3)	587,771	48,638	94,261	91,505	353,367
Total	$1,010,947	$59,418	$142,946	$453,112	$355,471

(1)
Payments for 2014 through 2018 reflect required principal payments on our promissory notes. Assumes the outstanding balance of the SUSS and SUSP revolving credit facilities at December 29, 2013 of $189.3 million and $156.2 million, respectively, remain outstanding until the revolvers mature in April 2018 and September 2017, respectively.

(2)	Includes interest on promissory notes. Includes interest on revolving credit facilities and commitment fees on the facilities through their maturity dates, using rates in effect at December 29, 2013.

(3)
Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which historically have been insignificant. Some lease agreements provide us with an option to renew. We have not included renewal options in our future minimum lease amounts as the renewals are not reasonably assured. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements. Includes vehicle leases with terms ranging from 24 to 48 months.

Letter of Credit Commitments. Our consolidated letter of credit commitments as of December 29, 2013 of $11.4 million are all scheduled to expire during 2014. At maturity, we expect to renew a significant number of our standby letters of credit.

Other Commitments. From time to time, we enter into forward purchase contracts for our energy consumption needs at our operating and office locations. We also make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business, such as fuel and merchandise supply commitments and new store construction contracts. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

We also periodically enter into derivatives, such as futures and options, to manage our fuel price risk on inventory in the distribution system. Fuel hedging positions have not been significant to our operations. We had 66 positions, representing 2.8 million gallons, outstanding at December 29, 2013, with a negative fair value of $68,200.

Quarterly Results of Operations and Seasonality

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months and lowest during the winter months.

See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 21. Quarterly Results of Operations” for financial and operating quarterly data for each quarter of 2012 and 2013.

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

Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Debt issuance costs are amortized using the straight-line method over the term of the debt. Supply agreements are amortized on a straight-line basis over the remaining terms of the agreements, which generally range from five to fifteen years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms. The fair value of the Laredo Taco Company® trade name is being amortized on a straight-line basis over 15 years. Several intangible assets have been identified with indefinite lives including New Mexico liquor licenses and certain franchise rights. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the Company, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

At December 29, 2013, we had $254.3 million of goodwill recorded in conjunction with past business combinations, consisting of $223.7 million of retail segment goodwill and $30.6 million of wholesale segment goodwill. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to annual reviews on the first day of the fourth fiscal quarter for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. We have assessed the reporting unit definitions and determined that our Retail and Wholesale operating segments are the appropriate reporting units for testing goodwill impairment.

The impairment analysis performed in the fourth quarter of fiscal year 2013 indicated no impairment in either the Retail or Wholesale operating segment. In its annual impairment analysis, the Company used qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

In applying the qualitative approach, the Company determined that both the retail and wholesale business units more likely than not had a fair value which exceeded their respective carrying values. Some of the factors considered in applying these tests include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the businesses, the overall financial performance of the business segments, and the performance of the share price of the Company.

In addition, the key inputs used to determine fair value were considered, including industry multiples, the weighted average cost of capital, and the cash flows of the business segments. The analysis of the current year factors, together with the prior year analysis support the Company's conclusion that no impairment exists with respect to the Retail or Wholesale business unit. As a result, the Company determined that step one of the two-step goodwill impairment test was not necessary.
If qualitative factors were not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeded the carrying value of the reporting unit, then the two-step approach would be applied in making an evaluation. If step one had been necessary, the Company would have computed the fair value of the reporting units employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis).
A discounted cash flow analysis would require us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates would be based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others.

Any estimates of fair value would be sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control. As a result, actual performance in the near and longer-term could be different from these expectations and assumptions. This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as increases in unemployment rates on our customer base. In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings. If step one indicated a fair value lower than carrying value, we would be required to perform the second step which could result in impairment of our goodwill.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 29, 2013, we had a total of $371.3 million debt outstanding, on a consolidated basis, which bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at December 29, 2013, would be to change interest expense by approximately $3.7 million.
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
From time to time, we may enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at December 30, 2012 or December 29, 2013.
We also periodically purchase motor fuel in bulk and hold it in inventory. We hedge the inventory risk associated with bulk fuel operations through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. These fuel hedging positions have not been material to our operations. We had 49 positions, representing 2.1 million gallons, with a negative fair value of $79,700 outstanding at December 30, 2012 and 66 positions, representing 2.8 million gallons, with a negative fair value of $68,200 outstanding at December 29, 2013.
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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 29, 2013, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, as of December 29, 2013, we maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013, is included in this Item under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Susser Holdings Corporation

We have audited Susser Holdings Corporation's internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Susser Holdings Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Susser Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Susser Holdings Corporation as of December 29 2013 and December 30, 2012, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 of Susser Holdings Corporation and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2014

Item 9B. Other Information
None.

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers,” in Part I of this report, the information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2014 annual meeting of stockholders.

Item 11.     Executive Compensation

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2014 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2014 annual meeting of stockholders.

Item 13.     Certain Relationships, Related Transactions and Director Independence

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2014 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services

The information called for by this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A with respect to our 2014 annual meeting of stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits – The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 29, 2013.

1.	Susser Holdings Corporation Audited Consolidated Financial Statements:

2.	Financial Statement Schedules – No schedules are included because the required information is inapplicable or is presented in the consolidated financial statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Susser Holdings Corporation
By: /s/ Sam L. Susser
Sam L. Susser
Chairman of the Board, President and Chief Executive Officer

Date:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam L. Susser	Chairman of the Board, President and Chief Executive Officer	February 27, 2014
Sam L. Susser	(Principal Executive Officer)

/s/ Mary E. Sullivan	Executive Vice President and Chief Financial Officer	February 27, 2014
Mary E. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce W. Krysiak	Lead Independent Director	February 27, 2014
Bruce W. Krysiak

/s/ Andrew M. "Drew" Alexander	Director	February 27, 2014
Andrew M. "Drew" Alexander

/s/ David P. Engel	Director	February 27, 2014
David P. Engel

/s/ Armand S. Shapiro	Director	February 27, 2014
Armand S. Shapiro

/s/ Ronald G. Steinhart	Director	February 27, 2014
Ronald G. Steinhart

/s/ Sam J. Susser	Director	February 27, 2014
Sam J. Susser

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Susser Holdings Corporation
We have audited the accompanying consolidated balance sheets of Susser Holdings Corporation (the Company) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years ended December 29, 2013, December 30, 2012, and January 1, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Susser Holdings Corporation at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the years ended December 29, 2013, December 30, 2012, and January 1, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Susser Holdings Corporation's internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 27, 2014

Susser Holdings Corporation
Consolidated Balance Sheets

	December 30, 2012	December 29, 2013

	(in thousands except shares)
Assets
Current assets:
Cash and cash equivalents (SUSP: $6,752 at December 31, 2012 and $8,150 at December 31, 2013)	$286,232	$22,461
Accounts receivable, net of allowance for doubtful accounts of $707 at December 31, 2012, and $480 at December 29, 2013 (SUSP: $33,008 at December 31, 2012 and $69,005 at December 31, 2013)	105,874	139,146
Inventories, net (SUSP: $2,981 at December 31, 2012 and $11,122 at December 31, 2013)	115,048	126,521
Other current assets (SUSP: $821 at December 31, 2012 and $66 at December 31, 2013)	6,678	7,704
Total current assets	513,832	295,832
Property and equipment, net (SUSP: $68,173 at December 31, 2012 and $180,127 at December 31, 2013)	602,151	736,860
Other assets:
Marketable securities (SUSP: $148,264 at December 31, 2012 and $25,952 at December 31, 2013)	148,264	25,952
Goodwill (SUSP: $12,936 at December 31, 2012 and $22,823 at December 31, 2013)	244,398	254,285
Intangible assets, net (SUSP: $23,131 at December 31, 2012 and $22,772 at December 31, 2013)	45,764	41,984
Other noncurrent assets (SUSP: $191 at December 31, 2012 and $188 at December 31, 2013)	15,381	19,692
Total assets	$1,569,790	$1,374,605

	December 30, 2012	December 29, 2013

	(in thousands except shares)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $20,847 at December 31, 2012 and $27,810 at December 31, 2013)	$171,545	$189,587
Accrued expenses and other current liabilities (SUSP: $1,101 at December 31, 2012 and $11,427 at December 31, 2013)	63,834	64,571
Current maturities of long-term debt (SUSP: $0 at December 31, 2012 and $500 at December 31, 2013)	36	535
Total current liabilities	235,415	254,693
Revolving line of credit (SUSP: $3,090 at December 31, 2012 and $1,410 at December 31, 2013)	35,590	345,460
Long-term debt (SUSP: $0 at December 31, 2012 and $2,500 at December 31, 2013)	571,649	29,874
Deferred tax liability, long-term portion (SUSP: $152 at December 31, 2012 and $222 at December 31, 2013)	80,992	77,119
Other noncurrent liabilities (SUSP: $2,476 at December 31, 2012 and $2,159 at December 31, 2013)	45,445	41,949
Total liabilities	969,091	749,095
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,619,700 issued and 21,229,499 outstanding as of December 30, 2012; 21,634,618 issued and 21,439,944 outstanding as of December 29, 2013	212	214
Additional paid-in capital	276,430	285,376
Treasury stock, common shares, at cost; 390,201 as of December 30, 2012; and 194,674 as of December 29, 2013	(8,068)	(5,378)
Retained earnings	120,924	135,255
Total Susser Holdings Corporation shareholders’ equity	389,498	415,467
Noncontrolling interest	211,201	210,043
Total shareholders’ equity	600,699	625,510
Total liabilities and shareholders’ equity	$1,569,790	$1,374,605

Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2012 and December 31, 2013, reportable due to SUSP being a consolidated variable interest entity.

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations and Comprehensive Income

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(dollars in thousands, except shares and per share amounts)
Revenues:
Merchandise sales	$881,911	$976,452	$1,066,022
Motor fuel sales	4,319,024	4,842,715	5,092,731
Other income	47,835	53,625	55,062
Total revenues	5,248,770	5,872,792	6,213,815
Cost of sales:
Merchandise	584,310	645,500	704,668
Motor fuel	4,105,461	4,611,075	4,860,678
Other	2,013	4,823	4,306
Total cost of sales	4,691,784	5,261,398	5,569,652
Gross profit	556,986	611,394	644,163
Operating expenses:
Personnel	160,446	180,042	208,018
General and administrative	43,273	48,796	54,722
Other operating	144,099	157,589	172,667
Rent	45,738	46,407	47,468
Loss on disposal of assets and impairment charge	1,220	694	2,216
Depreciation, amortization and accretion	47,320	51,434	61,368
Total operating expenses	442,096	484,962	546,459
Income from operations	114,890	126,432	97,704
Other income (expense):
Interest expense, net	(40,726)	(41,019)	(47,673)
Other miscellaneous	(346)	(471)	(287)
Total other expense, net	(41,072)	(41,490)	(47,960)
Income before income taxes	73,818	84,942	49,744
Income tax expense	(26,347)	(33,645)	(16,940)
Net income and comprehensive income	47,471	51,297	32,804
Less: Net income and comprehensive income attributable to noncontrolling interest	14	4,572	18,473
Net income and comprehensive income attributable to Susser Holdings Corporation	$47,457	$46,725	$14,331
Net income per share attributable to Susser Holdings Corporation:
Basic	$2.74	$2.25	$0.68
Diluted	$2.68	$2.19	$0.66
Weighted average shares outstanding:
Basic	17,289,337	20,727,985	21,156,867
Diluted	17,702,641	21,314,738	21,656,782

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Shareholders' Equity

		Susser Holdings Corporation Shareholders
		Common Stock
	Noncontrolling Interest	Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(dollars and shares in thousands)
Balance at January 2, 2011	$773	17,361	$172	$186,921	$(45)	$26,742	$214,563
Net income	14	—	—	—	—	47,457	47,471
Non-cash stock-based compensation	—	—	—	3,588	—	—	3,588
Excess tax benefits on stock-based compensation	—	—	—	550	—	—	550
Issuance of common stock	—	3,982	38	78,309	—	—	78,347
Repurchase of common stock	—	(528)	—	—	(9,584)	—	(9,584)
Balance at January 1, 2012	787	20,815	210	269,368	(9,629)	74,199	334,935
Net income	4,572	—	—	—	—	46,725	51,297
Non-cash stock-based compensation	—	—	—	4,338	—	—	4,338
Excess tax benefits on stock-based compensation	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	414	2	293	2,901	—	3,196
Repurchase of common stock	—	—	—	—	(1,340)	—	(1,340)
Distributions to noncontrolling interest	(312)		—	—	—	—	(312)
Proceeds from SUSP offering	206,154	—	—	—	—	—	206,154
Balance at December 30, 2012	211,201	21,229	212	276,430	(8,068)	120,924	600,699
Net Income	18,473	—	—	—	—	14,331	32,804
Non-cash stock-based compensation	—	—	—	7,760	—	—	7,760
Excess tax benefits on stock-based compensation	—	—	—	3,066	—	—	3,066
Issuance of common stock	—	211	2	(1,880)	3,911	—	2,033
Repurchase of common stock	—	—	—		(1,221)	—	(1,221)
Distributions to noncontrolling interest	(19,631)	—		—	—	—	(19,631)
Balance at December 29, 2013	$210,043	21,440	$214	$285,376	$(5,378)	$135,255	$625,510

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$47,471	$51,297	$32,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	47,320	51,434	61,368
Amortization of deferred financing fees/debt discount, net	3,335	3,775	1,855
Loss on disposal of assets and impairment charge	1,220	694	2,216
Non-cash stock-based compensation	3,588	4,338	7,760
Deferred income tax	23,654	12,001	(5,254)
Early extinguishment of debt	—	—	26,163
Excess tax benefits from stock-based compensation	(550)	(2,431)	(3,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,919)	(30,599)	(14,583)
Inventories	(14,583)	(16,324)	(11,109)
Other assets	(1,664)	15,557	(2,317)
Accounts payable	12,339	24,700	13,220
Accrued liabilities	4,389	15,220	(3,263)
Other noncurrent liabilities	(3,146)	(3,906)	(3,828)
Net cash provided by operating activities	108,454	125,756	101,966
Cash flows from investing activities:
Capital expenditures	(127,340)	(174,020)	(192,092)
Purchase of intangibles	(11,986)	(2,458)	(2,842)
Proceeds from disposal of property and equipment	248	1,323	511
Proceeds from sale leaseback transactions	16,120	—	—
Acquisitions, net of cash acquired	(1,154)	—	(18,416)
Redemption of marketable securities	—	349,162	966,671
Purchase of marketable securities	—	(497,426)	(844,359)
Net cash used in investing activities	(124,112)	(323,419)	(90,527)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,495	193,166	14,850
Payments on long-term debt	(1,157)	(73,559)	(580,252)
Revolving line of credit, net	—	35,590	309,870
Loan origination costs	(372)	(1,996)	(3,925)
Proceeds from Susser Petroleum Partners LP offering	—	206,154	—
Proceeds from issuance of equity, net of issuance costs	78,347	3,197	2,033
Purchase of shares for treasury	(9,584)	(1,340)	(1,221)
Excess tax benefits from stock-based compensation	550	2,431	3,066
Distributions to noncontrolling unitholders	—	(312)	(19,631)
Net cash (used in) provided by financing activities	88,279	363,331	(275,210)
Net increase (decrease) in cash	72,621	165,668	(263,771)
Cash and cash equivalents at beginning of year	47,943	120,564	286,232
Cash and cash equivalents at end of period	$120,564	$286,232	$22,461

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$37,624	$37,543	$38,093
Income taxes paid	$4,038	$5,052	$22,651
Noncash investing activities:
Capital expenditures included in accounts payable and accruals at end of year	$3,827	$6,634	$3,599

See accompanying notes

Susser Holdings Corporation
Notes to Consolidated Financial Statements

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Holdings Corporation (“SUSS”, "Susser", the “Company” or "we"), a Delaware Corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. The Company was formed in May 2006, and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating and supplying motor fuel to service stations, convenience stores and commercial customers since the 1930’s.
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

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to 2013 refer to the 52-week period ended December 29, 2013. All references to 2012 refer to the 52-week period ended December 30, 2012. All references to 2011 refer to the 52-week period ended January 1, 2012. Stripes and APT follow the same accounting calendar as the Company. SUSP and SPC use calendar month accounting periods, and end their fiscal year on December 31. As a result, the accompanying Consolidated Financial Statements include the financial results of SUSP and SPC through December 31.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting whereby the purchase price is allocated to assets acquired and liabilities assumed based on fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations and Comprehensive Income for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

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

Marketable Securities

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs (see Note 10 for more information concerning fair value measurements). The marketable securities matured on January 10, 2014 and are classified on the balance sheet in other assets. Marketable securities also includes approximately $16.0 million in money market funds. The carrying value approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 30, 2012 and December 29, 2013 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for future capital expenditures.

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
The Company's reporting units are the same as its reportable segments, retail and wholesale. In applying the qualitative approach, the Company determined that both the retail and wholesale business units more likely than not had a fair value which exceeded the carrying value. Some of the factors considered in applying this test include the consideration of macroeconomic conditions, industry and market considerations, cost factors affecting the business, the overall financial performance of the business segment, and the performance of the share price of the Company.
If qualitative factors were not deemed sufficient to conclude that the fair value of the reporting unit more likely than not exceeded the carrying value of the reporting unit, then the two-step approach would be applied in making an evaluation. In step one, multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis) would be used. The values ascertained using these methods would be weighted to obtain a total fair value.  The computations require management to make significant estimates and assumptions.  Critical estimates and assumptions that are used as part of these evaluations include, among other things, selection of comparable publicly traded companies, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and earnings growth assumptions. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and growth rates. Assumptions about sales, operating margins, capital expenditures and growth rates are based on our budgets, business plans, economic projections, and anticipated future cash flows. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer demand analysis, operating trends, competitor analysis, and marketplace data, among others.
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

Store Closings and Asset Impairment

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use. The Company closed four, seven and eight retail stores during 2011, 2012 and 2013, respectively. The operations of these stores did not have a material impact on the Company’s net earnings. It is the Company’s policy to make available for sale property considered by management to be unnecessary for the operations of the Company. The aggregate carrying values of such owned property are periodically reviewed and adjusted downward to fair value when appropriate.

Advertising Costs

Advertising costs are expensed within the year incurred and were approximately $5.6 million, $6.2 million and $7.0 million for 2011, 2012 and 2013, respectively.

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

Environmental Liabilities

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated. The estimated liability is not discounted. A related receivable is recorded for estimable probable reimbursements. Environmental expenditures not eligible for refund from the Texas Commission on Environmental Quality ("TCEQ") or other state funds may be recoverable in whole or part from a third party or from the Company’s tank owners insurance coverage, in which case the Company has recorded a liability for its estimated net exposure.

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

Revenue Recognition

Revenues from our two primary product categories, merchandise and motor fuel, are recognized at the time of sale or when fuel is delivered to the customer. The Company charges its wholesale customers for third-party transportation costs, which are recorded net in cost of sales. A portion of our motor fuel sales to wholesale customers are on a consignment basis, in which we retain title to inventory, control access to and sale of fuel inventory, and recognize revenue at the time the fuel is sold to the ultimate customer. We typically own the fuel dispensing equipment and underground storage tanks at consignment sites, and in some cases we own the entire site and have entered into an operating lease with the wholesale customer operating the site. We derive other income from lottery ticket sales, money orders, prepaid phone cards and wireless services, ATM transactions, car washes, movie rentals and other ancillary product and service offerings. We record service revenue on a net commission basis at the time the services are rendered.

Motor Fuel and Sales Taxes

Certain motor fuel and sales taxes are collected from customers and remitted to governmental agencies either directly or through suppliers by the Company. Taxes on retail motor fuel sales, including consignment arrangements, were approximately $375.0 million, $403.2 million and $382.7 million for 2011, 2012 and 2013, respectively, and are included in gross motor fuel sales and cost of motor fuel sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. Sales taxes on retail merchandise sales were approximately $58.5 million, $65.0 million and $70.4 million for 2011, 2012 and 2013, respectively, and are reported net in merchandise sales and cost of merchandise sales in the accompanying Consolidated Statements of Operations and Comprehensive Income. Motor fuel tax on wholesale sales to third party customers are reported net in motor fuel sales and cost of motor fuel sales.

Vendor Allowances, Rebates and Deferred Branding Incentives

We receive payments for vendor allowances, volume rebates, deferred branding incentives related to our fuel supply contracts and other supply arrangements in connection with various programs. Earned payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. For the years ended 2011, 2012 and 2013 we recognized earned rebates of $37.2 million, $42.6 million and $50.3 million, respectively. Unearned branding incentives are deferred and amortized as earned over the term of the respective agreement. Deferred branding incentives are amortized on a straight line basis over the term of the agreement. In the case of volume related vendor rebates on merchandise, rebates earned based upon purchases are reflected in inventory and recognized in cost of sales when the merchandise is sold.

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

Reclassification of Prior Year Amounts

Certain line items have been reclassified for presentation purposes. On the Consolidated Balance Sheet and Consolidated Statements of Cash Flows as of December 30, 2012, a reclassification between other current assets, accrued expenses, and long-term deferred tax liabilities was made to reflect a revision in our 2012 income tax provision between current and deferred income taxes. This revision had no impact on total income tax expense for the year ended December 30, 2012. Also on the Consolidated Balance Sheet as of December 30, 2012, long-term deferred gain was reclassified to be combined with other noncurrent liabilities.

In 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and cost of motor fuel sales to be consistent with its presentation of all other retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $54.6 million and $54.7 million for 2011 and 2012, respectively. This revision had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.
Concentration Risk

For fiscal 2012 and 2013, the Company purchased approximately 38% and 34%, respectively, of its general merchandise, including most cigarettes and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”). The Company has been using McLane since 1992. The current two-year contract expired December 2012, and at the Company's option contains three one-year renewals under which the Company is currently operating. We have exercised the second renewal option which runs through January 1, 2015. The Company purchases most of its restaurant products and ingredients from Labatt Food Service, LLC (“Labatt”). The current three-year contract expired in December 2013 and at the Company's option contains two one-year renewals, the first of which we have exercised.

Valero and Chevron supplied approximately 35% and 20% respectively, of the Company’s motor fuel purchases in both fiscal 2012 and 2013. The Company has contracts with Valero and Chevron that expire in July 2018 and August 2014, respectively.

No customers are individually material to our operations.

Cost of Sales

We include in Cost of Sales all costs we incur to acquire fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. Items are removed from inventory and are included in cost of sales based on average cost using the weighted average cost for motor fuel and the retail inventory method for merchandise. Cost of sales does not include any depreciation of our property, plant and equipment, as any amounts attributed to cost of sales would not be significant. Depreciation is separately classified in our Consolidated Statements of Operations and Comprehensive Income.

New Accounting Pronouncements
     FASB ASU No. 2013-11. In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists-Subtopic 740-10." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim periods beginning after December 15, 2013 but early adoption is permitted. The adoption of this guidance is not expected to have an impact on the presentation of our consolidated financial statements.

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

3.Susser Petroleum Partners LP
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
Initial Public Offering
On September 25, 2012, SUSP completed the SUSP IPO of 10,925,000 common units at a price of $20.50 per unit. The initial public offering represented the issuance by SUSP of a 49.9% non controlling interest in SUSP. Net proceeds to SUSP from the issuance of the units were approximately $206 million, net of offering costs and discounts and commissions. After the completion of the SUSP IPO, SUSS owned a 50.1% interest in SUSP, all of the incentive distribution rights and 100.0% of the General Partner, which has a 0.0% non-economic general partner interest in SUSP. We are the primary beneficiary of SUSP's earnings and cash flows and therefore we consolidate SUSP into our financial results. All intercompany transactions with SUSP are eliminated in our consolidated balances.
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
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. In December 2013, the revolving credit facility commitments were increased by $150 million to a total of $400 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million. The SUSP Term Loan is collateralized by marketable securities in an amount equal to at least 98.0% of the SUSP Term Loan balance outstanding. At December 29, 2013, the SUSP term loan outstanding was $26 million and marketable securities consisting of commercial paper and money market fund investments totaled $26 million.
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
SUSP is a consolidated variable interest entity (“VIE”). The amounts shown in the parenthetical presentation on the Consolidated Balance Sheet represent the assets of SUSP that can only be used to settle the obligations of SUSP and the liabilities of SUSP for which creditors have no access to the general credit of SUSS. The liabilities which are guaranteed by us are as follows (in thousands):

	December 31, 2012	December 31, 2013
Accounts Payable	$68,037	$82,622
Current portion of long-term debt	24	25
Long-term debt and revolver	181,741	181,716
Commercial Agreements
Effective on the closing date of the SUSP IPO, we entered into two long-term, fee-based commercial agreements with SUSP, summarized as follows:

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

Omnibus Agreement
In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSP pursuant to which, among other things, SUSP received a three-year option to purchase from Susser up to 75 of our new or recently constructed Stripes® convenience stores at our cost and lease the stores back to us at a specified rate for a 15-year initial term, and SUSP will be the exclusive distributor of motor fuel to such stores for a period of ten years from the date of purchase. SUSP also received a 10-year right to participate in acquisition opportunities with us, to the extent SUSP and Susser are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of our newly constructed convenience stores and independently operated consignment locations. In addition, SUSP agreed to reimburse the General Partner and its affiliates for the costs incurred in managing and operating SUSP. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and SUSP, including certain environmental costs and income tax liabilities.
In addition, the Omnibus Agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or the alternate fuel sales rate. We sold 25 convenience store properties to SUSP for $104.2 million for the year ended December 29, 2013. These stores were leased back to SUSS. Since SUSP's IPO, we have sold a total of 33 convenience store properties to SUSP, for a total cost of $133.2 million, through December 29, 2013.

Gainesville Acquisition
On September 4, 2013, SUSS acquired 100% of the outstanding stock of Gainesville Fuel, Inc., a wholesale fuel and lubricants business (“GFI Acquisition”) for net cash consideration of $18.4 million and subsequently converted that company to a limited liability company and contributed the converted company (which at the time of contribution held approximately $2.0 million net assets, including acquisition indebtedness and other liabilities) to SUSP ("GFI Contribution"). The contributed indebtedness included a $14.8 million term debt, a $3.0 million seller note and contingent consideration of $4.0 million which will be determined based upon certain operating performance metrics of the acquired assets over the subsequent 12 months. In connection with this contribution, SUSP issued 64,872 limited partner units to SUSS, valued at $2.0 million, bringing SUSS’s total ownership in SUSP’s limited partner units to 50.2%. The number of units issued was determined based on the price at the date of contribution.

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

We finalized the amounts recognized, including working capital adjustments and the fair value of certain transportation assets allocated, during the fourth quarter of 2013. The revised allocation includes working capital of $12.8 million, property and equipment of $4.1 million, and goodwill and non-compete of $10.3 million. Pro forma revenue and net income related to the GFI Acquisition is not presented because the pro forma impact is not material to either SUSS or SUSP.

During 2013, the Company recorded a non-cash deferred tax charge of $3.6 million related to the contribution of goodwill from SUSS to SUSP in connection with the GFI Contribution.

4.	Accounts Receivable

Accounts receivable consisted of the following:

	December 30, 2012	December 29, 2013
	(in thousands)
Accounts receivable, trade	$41,456	$74,338
Credit card receivables	41,590	43,693
Vendor receivables for rebates, branding and others	10,244	10,580
ATM fund receivables	7,789	7,736
Notes receivable, short-term	564	670
Other receivables	4,938	2,609
Allowance for uncollectible accounts	(707)	(480)
Accounts receivable, net	$105,874	$139,146

An allowance for uncollectible accounts is provided based on management’s evaluation of outstanding accounts receivable. Following is a summary of the valuation accounts related to accounts and notes receivable:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
January 1, 2012	$1,054	$189	$596	$647
December 30, 2012	647	1,015	955	707
December 29, 2013	707	300	527	480

5.	Inventories

Inventories consisted of the following:

	December 30, 2012	December 29, 2013
	(in thousands)
Merchandise	$59,884	$63,369
Fuel-retail	34,550	37,364
Fuel-consignment	6,829	6,543
Fuel-other wholesale	3,639	8,160
Lottery	2,363	2,362
Equipment and maintenance spare parts	8,396	9,398
Allowance for inventory shortage and obsolescence	(613)	(675)
Inventories, net	$115,048	$126,521
An allowance for inventory shortage and obsolescence is provided based on historical shortage trends and management’s assessment of any inventory obsolescence. Following is a summary of the valuation account related to inventory:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Amounts Written Off, Net of Recoveries	Balance at End of Period
	(in thousands)
Allowance for inventory shortage and obsolescence:
January 1, 2012	$1,130	$(209)	$230	$691
December 30, 2012	691	203	281	613
December 29, 2013	613	108	46	675

6.	Assets Not in Productive Use

Assets Held and Used

Long-lived assets to be held and used at December 30, 2012 and December 29, 2013, classified as other noncurrent assets were $7.7 million and $9.1 million, respectively. These consist largely of under-performing retail stores that have been closed and excess land. Of these assets, $0.5 million for 2012 and 2013 are in our wholesale division. These assets continue to be depreciated over their remaining useful life. Impairment charges recorded in 2011 were not significant, 2012 were $0.3 million, and 2013 were $0.1 million. Fair value is determined based on prices of market comparables. These assets are being offered for sale, however, our expectation is that it may take longer than one year to close such sales.

Assets Held for Sale

Assets held for sale are currently under contract for sale and are expected to be closed within one year. The disposition of assets held for sale during 2012 resulted in an immaterial loss and in 2013 a loss of $0.2 million. These are included in gain/loss on disposal of assets and impairment charges in the Consolidated Statements of Operations and Comprehensive Income. We had no assets classified as held for sale as of December 30, 2012. As of December 29, 2013, we had assets held for sale of $0.9 million.

7.	Property and Equipment

Property and equipment consisted of the following:

	December 30, 2012	December 29, 2013
	(in thousands)
Land	$182,288	$209,081
Buildings and leasehold improvements	338,287	427,218
Equipment	288,123	358,413
Construction in progress	33,014	31,685
Total property and equipment	841,712	1,026,397
Less: Accumulated depreciation	239,561	289,537
Property and equipment, net	$602,151	$736,860

 Depreciation expense on property and equipment was $44.3 million, $47.4 million and $57.2 million for 2011, 2012 and 2013, respectively.

The Company periodically closes under-performing retail stores and either converts them to dealer operations or sells or leases the property for alternate use.

The Company recorded a net loss of $1.7 million, $0.4 million and $2.1 million on disposal of assets during fiscal 2011, 2012 and 2013 respectively. Gains and losses of property and equipment and assets not in productive use are recorded in gain/loss on disposal of assets and impairment charges in the Consolidated Statements of Operations and Comprehensive Income, along with the impairment loss on assets not in productive use.

8.	Intangible Assets

Goodwill

The following table reflects goodwill balances and activity for the years ended December 30, 2012 and December 29, 2013:

	December 30, 2012	December 29, 2013
	(in thousands)
Balance at beginning of period	$244,398	$244,398
Additions	—	9,887
Dispositions	—	—
Balance at end of period	$244,398	$254,285

The change in carrying amount of goodwill by business segment for the years ended December 30, 2012 and December 29, 2013 is as follows:

	Retail Segment	Wholesale Segment	Total
Balance as of January 1, 2012	$223,737	$20,661	$244,398
Additions	—	—	—
Balance as of December 30, 2012	223,737	20,661	244,398
Additions	—	9,887	9,887
Balance as of December 29, 2013	$223,737	$30,548	$254,285

No impairment charges related to goodwill were recognized in 2011, 2012 or 2013. The increase of $9.9 million was recorded in conjunction with the GFI acquisition.

Other Intangibles

The Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The indefinite-lived assets are evaluated annually for impairment. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over an average period of approximately eight years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately 12 years. The Laredo Taco Company trade name is being amortized over 15 years. Customer intangibles are fully amortized and the non-compete is being amortized over four years. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense.

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 30, 2012 and December 29, 2013:

	December 30, 2012			December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Indefinite-lived
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Finite-lived
Supply agreements	31,585	9,521	22,064	34,573	12,924	21,649
Favorable leasehold arrangements, net	323	(196)	519	502	(82)	584
Loan origination costs	15,848	8,040	7,808	5,832	992	4,840
Trade names	5,756	3,491	2,265	4,246	2,264	1,982
Other	664	128	536	389	32	357
Intangible assets, net	$66,748	$20,984	$45,764	$58,114	$16,130	$41,984

Total amortization expense on finite-lived intangibles included in depreciation, amortization and accretion for 2011, 2012 and 2013 was $2.8 million, $3.6 million and $3.9 million, respectively. The loan fee amortization included in interest expense for 2011, 2012 and 2013 was $3.3 million, $3.8 million, and $1.9 million, respectively. The write-off of unamortized loan costs related to debt paid off of $0.4 million in 2012 and $5.3 million in 2013 are included in interest expense. The following table presents the Company’s estimate of amortization includable in amortization expense and interest expense for each of the five succeeding fiscal years for finite-lived intangibles as of December 29, 2013 (in thousands):

	Amortization	Interest
2014	$3,646	$1,202
2015	3,445	1,202
2016	3,150	1,202
2017	2,830	1,065
2018	2,430	170

9.	Accrued Expenses and Other Current Liabilities

Current accrued expenses and other current liabilities consisted of the following:

	December 30, 2012	December 29, 2013
	(in thousands)
Property, fuel and sales tax	$14,792	$21,560
Payroll and employee benefits	22,824	17,681
Reserve for environmental remediation, short-term	382	868
Insurance reserves	9,807	9,695
Deferred branding incentives, short-term	592	610
Deferred gain, short-term portion	2,232	2,232
Interest payable	5,058	723
Deposits and other	8,147	11,202
Total	$63,834	$64,571

At December 30, 2012 and December 29, 2013, the Company had approximately $6.0 million and $4.6 million respectively, of deferred incentives related to branding agreements with fuel suppliers, of which $5.4 million and $4.0 million, respectively, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company is recognizing the income on a straight-line basis over the agreement periods, which range from three to ten years.

10.	Long-Term Debt

Long-term debt consisted of the following:

	December 30, 2012	December 29, 2013
	(in thousands)
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$—	$189,250
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	35,590	156,210
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	148,166	25,866
8.5% senior unsecured notes due 2016	425,000	—
Other notes payable	1,581	4,543
Unamortized discount	(3,062)	—
Total debt	607,275	375,869
Less: Current maturities	36	535
Long-term debt, net of current maturities	$607,239	$375,334

At December 29, 2013 scheduled future debt maturities are as follows (in thousands):

2014	$535
2015	26,411
2016	1,538
2017	157,727
2018	189,268
Thereafter	390
Total	$375,869
The fair value of the term loans, revolving credit facilities and other notes payable are estimated to be $376.3 million as of December 29, 2013. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 4.0% to 7.0% maturing from 2016 to 2031. The fair value of the term loans and other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. Fair value approximates carrying value on revolving credit facilities. The estimated fair value of the term loans and other notes payable is calculated using Level 3 inputs.
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
On May 15, 2013, in accordance with the terms of the indenture, we redeemed all of the outstanding $425 million balance of the 2016 Notes at a price of 104.25% of par. The redemption was funded by approximately $233 million drawn on the SUSS 2013 Revolver (defined and further described below under “SUSS Revolving Credit Agreement”) and with cash on the balance sheet. Additional information regarding costs associated with the 2016 Note redemption is included in “Losses on Early Extinguishment of Debt” below.
SUSP Term Loan
On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”). Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At December 29, 2013, the outstanding balance was $26 million and the interest rate on the SUSP Term Loan was 0.42%.
In order to obtain the interest rate on the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98.0% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of December 29, 2013, $26.0 million of commercial paper and money market fund investments collateralized the SUSP Term Loan and are included in other assets on the Consolidated Balance Sheet. These investments are intended to be used to fund future capital expenditures. The SUSP Term Loan requires SUSP to, among other things (i) deliver certain financial statements, certificates and notices to Bank of America at specified times and (ii) maintain the required collateral and the liens thereon (subject to SUSP's ability to withdraw certain amounts of the collateral, as permitted under the SUSP Term Loan).
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
The interest rates under the 2013 SUSS Revolver are calculated at either a base rate or LIBOR plus a margin of 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of LIBOR loans), based on a leverage grid. In addition, the unused portion of the SUSS Revolver is subject to a commitment fee ranging from 0.30% to 0.40% based on SUSS's consolidated total leverage ratio. The 2013 SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of (i) a senior secured leverage ratio of (a) prior to March 31, 2015, not more than 2.75 to 1.00 and (b) on and after March 31, 2015, not more than 2.50 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.50 to 1.00. We were in compliance with all financial covenants as of December 29, 2013.
The loans under the new revolving credit facility are secured by a first priority security interest in (a) 100% of Susser Holdings, L.L.C's outstanding equity interests, 100% of the outstanding equity interests of each of the Company's existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of Susser Holdings, L.L.C. and Stripes Holdings LLC and each subsidiary guarantor; (c) certain real property, including equipment and fixtures located on such real property, owned by the subsidiary guarantors; (d) substantially all of the present and future personal property and assets of the Borrower and Stripes Holdings LLC and each subsidiary guarantor, including, but not limited to, inventory, accounts receivable, license rights, and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing. SUSP, its consolidated subsidiaries and its general partner are not guarantors of the 2013 SUSS Revolver.
As of December 29, 2013, we had $189.3 million in borrowings under the 2013 SUSS Revolver and $1.4 million in standby letters of credit. The unused availability on the 2013 SUSS Revolver at December 29, 2013, was $309.3 million.
SUSP Revolving Credit Facility. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a $250 million Revolving Credit Agreement with a syndicate of banks (the “SUSP Revolver”), expiring September 25, 2017. The facility can be increased from time to time upon SUSP's written request, subject to certain conditions, up to an additional $100 million. Borrowings under this facility bear interest at a (i) base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25% (determined with reference to SUSP's consolidated total leverage ratio). In addition, the unused portion of the SUSP Revolver is subject to a commitment fee ranging from 0.375% to 0.5%, based on SUSP's consolidated total leverage ratio.
The SUSP Revolver requires SUSP to maintain a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00, and a consolidated total leverage ratio of not more than 4.50 to 1.00, subject to certain adjustments. Indebtedness under the SUSP Revolver is secured by a security interest in, among other things, all of SUSP's present and future personal property and all of the personal property of SUSP's guarantors, the capital stock of SUSP subsidiaries, and any intercompany debt. Additionally, if SUSP's consolidated total leverage ratio exceeds 3.00 to 1.00 at the end of any fiscal quarter, SUSP will be required, upon request of the lenders, to grant mortgage liens on all real property owned by SUSP and its subsidiary guarantors.
In December 2013, the SUSP Revolver commitments were increased by $150 million for a total of $400 million, while retaining the ability to increase the SUSP revolver by an additional $100 million. As of December 29, 2013, the amount borrowed on the SUSP Revolver was $156.2 million and there were $10.0 million in standby letters of credit. The unused availability on the SUSP Revolver at December 29, 2013, was $233.8 million. SUSP was in compliance with all financial covenants at December 29, 2013.
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
Losses on Early Extinguishment of Debt
In conjunction with the extinguishment of the Company's 2016 Notes and the amendment to the Company's credit agreement in May 2013, the Company incurred losses on early extinguishment of $26.2 million which included an $18.1 million call premium, $5.3 million in unamortized loan costs and $2.8 million of unamortized discount. The after-tax amount of this loss was $16.7 million, or $0.79 per diluted share. These amounts are included in interest expense in the Statements of Operations and Comprehensive Income for the year ended December 29, 2013 (see Note 15 for additional information related to interest expense).
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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The investments in debt securities, which typically mature in one year or less, are currently classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities is measured using Level 1 inputs. The marketable securities mature on January 10, 2014 and are classified on the balance sheet in other assets. Marketable securities also include approximately $16.0 million in money market funds. The carrying value approximates fair value and are measured using Level 1 inputs. The gross unrecognized holding gains and losses as of December 30, 2012 and December 29, 2013 were not material. These investments are used as collateral to secure the SUSP term loan and are intended to be used only for funding future capital expenditures.

11.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	Year Ended
	December 30, 2012	December 29, 2013
	(in thousands)
Deferred gain, long-term	$28,548	$26,290
Deferred branding incentives and other, long-term	5,804	4,242
Accrued straight-line rent	6,985	7,323
Reserve for underground storage tank removal	4,022	4,094
Reserve for environmental remediation, long-term	86	—
Total	$45,445	$41,949

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. The following table presents the changes in the carrying amount of asset retirement obligations for the years ended December 30, 2012 and December 29, 2013:

	Year Ended
	December 30, 2012	December 29, 2013
	(in thousands)
Balance at beginning of period	$4,071	$4,022
Liabilities incurred	115	66
Liabilities settled	(566)	(331)
Accretion expense	402	337
Balance at end of period	$4,022	$4,094

12.	Benefit Plans

We have established a 401(k) benefit plan (the Plan) for the benefit of our employees. All full-time employees who are over 21 years of age and have greater than six months tenure are eligible to participate. Under the terms of the Plan, employees can defer up to 100% of their wages, with the Company matching a portion of the first 6% of the employee’s contribution. The Company’s contributions to the Plan for 2011, 2012 and 2013, net of forfeitures, were approximately $3.1 million, $2.8 million and $1.3 million, respectively. Included in the amounts during 2011 and 2012, the Company contributed a discretionary match of $2.6 million, and $2.4 million, respectively, based on performance. No discretionary match was contributed in 2013.

We also have established a Nonqualified Deferred Compensation Plan ("NQDC") for key executives, officers, and certain other employees to allow compensation deferrals in addition to that allowable under the 401(k) plan limitations. We match a portion of the participant’s contribution each year using the same percentage used for our 401(k) plan match. NQDC benefits will be paid from our assets. The net expense incurred for this plan during 2011, 2012 and 2013 was $0.2 million, $0.2 million and $0.2 million, respectively. The unfunded accrued liability included in accrued liabilities as of December 30, 2012 and December 29, 2013, was $5.7 million and $7.5 million, respectively.

13.	Related-Party Transactions

We lease nine convenience stores and two dealer sites from Sam L. Susser, several of his family members, and several entities wholly or partially owned by Mr. Susser. The leases are classified as operating leases and provide for minimum annual rentals of approximately $2.0 million in 2014, $1.8 million in 2015 through 2017 and $1.7 million in 2018. The lease expiration dates range from 2014 to 2021, with additional option periods extending from 2014 to 2062. The additional option periods generally contain future rent escalation clauses. The annual rentals on related-party leases are included in the table of future minimum lease payments presented in Note 14.

Sam L. Susser owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Susser a fee based on the number of hours flown, and reimburse the aircraft management company for fuel and the actual out-of-pocket costs of pilots and their related expenses for Company use of the aircraft. In connection with this arrangement, we made payments to Mr. Susser in the amount of $0.3 million, $0.4 million and $0.6 million during 2011, 2012 and 2013, respectively. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arm’s length transaction.

Sam J. Susser and Jerry Susser collectively own a 14.82% noncontrolling interest in Susser Company, Ltd., a consolidated subsidiary of the Company. Susser Company, Ltd. owns two convenience store properties that are leased to the Company under operating leases, oil and gas royalties, and undeveloped properties. The lease payments to Susser Company were $0.2 million in 2011, 2012 and 2013. The future minimum lease payments are $0.2 million in 2014 through 2018 and $0.1 million in 2019. Sam J. and Jerry Susser do not receive any compensation or distributions as a result of their ownership of Susser Company, Ltd. and their voting rights have been assigned to a subsidiary owned by the Company.

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

The components of net rent expense are as follows:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013

Cash rent:
Store base rent	$45,117	$46,512	$47,597
Equipment rent	2,078	1,636	1,522
Contingent rent	285	301	296
Total cash rent	$47,480	$48,449	$49,415
Non-cash rent:
Straight-line rent	489	190	311
Amortization of deferred gain	(2,231)	(2,232)	(2,258)
Net rent expense	$45,738	$46,407	$47,468

Equipment rent consists primarily of store equipment and vehicles. Sublease rental income for 2011, 2012 and 2013 was $3.0 million, $2.9 million and $2.9 million, respectively, and is included in other income.

Rent expense by segment is as follows:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(in thousands)
Retail segment	$42,494	$43,015	$43,622
Wholesale segment	4,310	4,190	3,823
Intercompany eliminations and all other	(1,066)	(798)	23
Net rent expense	$45,738	$46,407	$47,468

Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2014	$48,638
2015	47,509
2016	46,752
2017	46,094
2018	45,411
Thereafter	353,367
Total	$587,771

Letters of Credit
We were contingently liable for $1.4 million related to irrevocable letters of credit required by various insurers and suppliers at December 29, 2013, under the SUSS Revolver. In addition, we had $10.0 million related to irrevocable letters of credit required by various suppliers at December 29, 2013, under the SUSP Revolver.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we have historically obtained private insurance for Texas, New Mexico and Oklahoma. These policies provide protection from third party liability claims. For 2013, our coverage was $1.0 million per occurrence, with a $2.0 million aggregate and $0.5 million self-insured retention. Additionally, we rely on state trust funds that cover certain claims.

We are currently involved in the remediation of gasoline store sites where releases of regulated substances have been detected. We accrue for anticipated future costs and the related probable state reimbursement amounts for its remediation activities. Accordingly, we have recorded estimated undiscounted liabilities for these sites totaling $0.4 million and $0.5 million, of which $0.3 million and $0.5 million are classified as accrued expenses and other current liabilities as of December 30, 2012 and December 29, 2013, respectively, with the balance included in other noncurrent liabilities. As of December 29, 2013, the investigation and remediation of contamination at 13 sites are covered by insurance as we have already met the deductible. We currently have seven sites that remained open when the Texas Petroleum Storage Tank Remediation fund ended in August 2012, and were transferred to the State Lead Remediation Program. This program will complete the remediation at no out-of-pocket cost to the responsible party. However, the responsible party remains liable for any third party claims. An additional seven sites have state reimbursement payments directly assigned to remediation contractors for which Susser has no out of pocket expenses and maintains no reserve and may or may not have responsibility for contamination. The $0.5 million reserve represents our estimate of deductibles under insurance policies that we anticipate being required to pay with respect to six additional sites. We have additional reserves of $4.1 million that represent our estimate for future asset retirement obligations for underground storage tanks.

Self-Insurance

We are partially self-insured for our general liability and employee health insurance. We maintain insurance coverage at levels that are customary and consistent with industry standards for companies of similar size. We are a nonsubscriber under the Texas Workers’ Compensation Act and maintain an ERISA-based employee injury plan, which is partially self insured. As of December 29, 2013, there are a number of outstanding claims that are of a routine nature. The estimated incurred but unpaid liabilities relating to these claims are included in other accrued expenses. Additionally, there are open claims under previous policies that have not been resolved as of December 29, 2013. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $9.7 million will be sufficient to cover the related liability and that the ultimate disposition of these claims will have no material effect on our financial position and results of operations.

	Year Ended
	December 30, 2012	December 29, 2013
	(in thousands)
Balance at beginning of period	$7,601	$9,807
Liabilities incurred	19,961	22,151
Liabilities settled	(17,755)	(22,263)
Balance at end of period	$9,807	$9,695

Deferred Branding Incentives

We receive deferred branding incentives and other incentive payments from a number of our fuel suppliers. A portion of the deferred branding incentives may be passed on to our wholesale branded dealers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 29, 2013, the estimated amount of deferred branding incentives that would have to be repaid upon de-branding at these locations was $21.0 million. Of this amount, approximately $11.5 million would be the responsibility of SPC’s branded dealers under reimbursement agreements with the dealers. In the event a dealer were to default on this reimbursement obligation, SPC would be required to make this payment. No liability is recorded for the amount of dealer obligations which would become payable upon de-branding as no such dealer default is considered probable at December 29, 2013. We have $4.6 million recorded for deferred branding incentives, net of accumulated amortization, on the balance sheet as of December 29, 2013, of which $0.6 million is included in accrued expenses and other current liabilities and $4.0 million is included in other noncurrent liabilities. The Company amortizes its retained portion of the incentives to income on a straight-line basis over the term of the agreements.

15.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(in thousands)
Cash interest expense	$38,312	$39,058	$39,128
Capitalized interest	(688)	(1,515)	(1,035)
Amortization of loan costs and issuance discount, net	3,335	3,775	9,956
Cash interest income	(233)	(299)	(376)
Interest expense, net	$40,726	$41,019	$47,673
Included in the amounts above for the year ended December 29, 2013, are the following charges related to the May 2013 debt extinguishment and refinancing in thousands (See Note 10):

	Cash	Non-Cash	Total
Call premium on redemption of 2016 Notes	$18,063	$—	$18,063
Write off unamortized discount and loan costs on redeemed debt	—	8,100	8,100
Loss on extinguishment	$18,063	$8,100	$26,163

16.	Income Tax

We are subject to income taxes in the U.S., New Mexico, Oklahoma and Louisiana. Also included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross profit in Texas ("margin tax"). The net margin tax accrued for the years ended January 1, 2012, December 30, 2012 and December 29, 2013 was $2.6 million, $2.6 million and $2.7 million, respectively. SUSP, as a limited partnership, is not generally subject to state and federal income tax, with the exception of the margin tax in the state of Texas. SUSP is included in the SUSS combined margin tax return. In addition, SUSS includes its share of the components of SUSP's taxable income in its U.S. and state income tax returns.

Components of the Company’s income tax benefit and provision for fiscal years ended January 1, 2012, December 30, 2012, and December 29, 2013 are as follows:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
	(in thousands)
Current:
Federal	$86	$18,913	$18,893
State	2,607	2,731	3,301
Total current income tax expense	2,693	21,644	22,194
Deferred:
Federal	23,526	11,865	(5,184)
State	128	136	(70)
Total deferred tax expense (benefit)	23,654	12,001	(5,254)
Net income tax expense	$26,347	$33,645	$16,940
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fiscal years ended January 1, 2012, December 30, 2012, and December 29, 2013 are as follows:

	January 1, 2012		December 30, 2012		December 29, 2013
	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %	(in thousands)	Tax Rate %
Tax at statutory federal rate	$25,831	35.0%	$29,730	35.0%	$17,410	35.0%
State and local tax, net of federal benefit	1,778	2.4	1,855	2.2	2,200	4.4
Contribution of net assets to SUSP	—	—	3,596	4.2	3,609	7.3
Income attributable to noncontrolling interest	—	—	(1,600)	(1.9)	(6,473)	(13.0)
Other	(1,262)	(1.7)	64	0.1	194	0.4
Tax expense per financial statement	$26,347	35.7%	$33,645	39.6%	$16,940	34.1%

Components of deferred tax assets and liabilities are as follows:

	December 30, 2012	December 29, 2013
	(in thousands)
Deferred tax assets:
Capital lease liability	$10,171	$41,173
Accrued expenses	4,462	3,832
Nonqualified deferred compensation	2,014	2,625
Accrued straight-line rent	2,458	2,540
Deferred gain on sale leaseback transactions	10,875	10,080
Deferred revenue	2,484	2,286
Stock-based compensation expense	3,324	4,260
Net operating loss and credit carryovers	—	1,173
Other	251	90
Total deferred tax assets	36,039	68,059
Deferred tax liabilities:
Fixed assets	101,492	135,894
Investment in SUSP	5,569	3,508
Intangible assets	4,167	858
Other	1,725	848
Total deferred tax liabilities	112,953	141,108
Net deferred income tax assets (liabilities)	$(76,914)	$(73,049)
Current net deferred tax assets (liabilities)	$4,078	$4,070
Noncurrent net deferred tax assets (liabilities)	$(80,992)	$(77,119)

The Company had net operating losses of $2.4 million as of January 1, 2012. These operating losses were fully utilized during the year ended December 30, 2012. Propco, which files a separate federal income tax return, has net operating losses of $3.4 million as of December 31, 2013. These losses expire as of 2033. The Company has determined that it is more likely than not that all deferred tax assets will be realized, and has therefore determined that no valuation allowance is needed as of December 30, 2012 or December 29, 2013.
During the third quarter of 2013, the Company recorded a non-cash deferred tax expense of $3.6 million related to the contribution of goodwill from SUSS to SUSP in connection with the GFI Contribution. Excluding this charge for the year ended December 29, 2013, our effective tax rate was 26.8%. During the third quarter of 2012, the Company recorded a non-cash deferred tax expense of $3.6 million related to the contribution of net assets to SUSP in connection with the IPO. Excluding this charge, for the year ended December 30, 2012, our effective tax rate was 35.4%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. The net income attributable to noncontrolling interest, which is primarily the limited partner interest held by the public in SUSP, is not taxable to SUSS for federal and state income tax purposes.
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
As of December 29, 2013, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

17.	Shareholders’ Equity

On October 24, 2006, Susser Holdings Corporation completed an IPO of 7,475,000 shares of its common stock at a price of $16.50 per share. In December 2011, the Company completed a follow-on public offering of 3,775,000 shares of its common stock at a price of $21.75 per share. A total of 125,000,000 shares of common stock have been authorized, $0.01 par value, of which 21,619,700 were issued and 21,229,499 were outstanding as of December 30, 2012, and 21,634,618 were issued and 21,439,944 were outstanding as of December 29, 2013. Included in these amounts are 195,560 and 159,558 shares as of December 30, 2012 and December 29, 2013, respectively, which represent restricted shares that are not yet vested and have no voting rights. Treasury shares consist of 390,201 and 194,674 shares as of December 30, 2012 and December 29, 2013, respectively, issued as restricted shares which were forfeited prior to vesting, withheld to pay employee payroll taxes upon vesting or repurchased in the open market. Options to purchase 548,120 shares of common stock are outstanding as of December 29, 2013, 421,218 of which are vested. Additionally, 539,739 restricted stock units are outstanding, of which 451,067 remain subject to performance criteria in addition to time-vesting (See Note 18).
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 3).

18.	Share-Based Compensation

The Company adopted the Susser Holdings Corporation 2006 Equity Incentive Plan (the 2006 Plan) on October 18, 2006. The 2006 Plan provides that an aggregate number of 2,637,277 shares may be issued under this plan. On May 21, 2013, the Company adopted the Susser Holdings Corporation 2013 Equity Incentive Plan (the 2013 Plan). The maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the 2013 Plan is 1,750,000. Any shares of Common Stock delivered under the 2013 Plan will consist of authorized and unissued shares, or treasury shares.

Stock Options

A total of 548,120 options were outstanding at December 29, 2013, of which 421,218 are exercisable. Vesting of most grants are over two to four years and expire 10 years after the original date of grant. The non–exercisable options outstanding at December 29, 2013 vest on various dates from March 2014 to June 2018.

Our policy for issuing shares upon share option exercise or share unit conversion is to first issue shares from treasury, when available, and then to issue new shares.

The following table summarizes certain information regarding stock option activity for the fiscal 2011, 2012 and 2013:

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 2, 2011	798,205	$12.11
Granted	73,500	15.20
Exercised	(48,082)	11.81
Forfeited or expired	(30,129)	15.14
Balance at January 1, 2012	793,494	12.30
Granted	35,000	27.50
Exercised	(225,831)	12.00
Forfeited or expired	(13,500)	15.70
Balance at December 30, 2012	589,163	13.24
Granted	65,000	48.12
Exercised	(101,543)	14.05
Forfeited or expired	(4,500)	20.98
Balance at December 29, 2013	548,120	$17.17
Exercisable at December 29, 2013	421,218	$12.11
Vested and expected to vest at December 29, 2013	537,980	$17.20

At December 29, 2013, all outstanding options had an intrinsic value of $25.9 million and a weighted average remaining contractual life of 4.9 years. The vested options had a $22.1 million intrinsic value and a weighted average remaining contractual life of 3.9 years. A total of 101,543 options were exercised during 2013 with total proceeds of $1.4 million received and an intrinsic value of $3.7 million.

Following our IPO, the fair value of each option grant has been estimated using the Black-Scholes-Merton option pricing model, with the following weighted assumptions and results:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
Weighted average grant fair value	$7.08	$12.60	$23.49
Exercise price	$15.20	$27.50	$48.12
Stock-value on date of grant	$15.20	$27.50	$48.12
Risk-free interest rate	2.2%	1.2%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected life (years)	6.1	6.3	6.8
Expected volatility	45.7%	46.3%	46.7%

Volatility was estimated by using the blended historical volatility of our stock and an industry peer, which was determined giving consideration to size, stage of lifecycle, capital structure and industry. The expected life was estimated using the simplified method, as allowed by ASC 718, due to the limited actual historical exercise data available. The aggregate grant-date fair value of options granted during fiscal 2011, 2012 and 2013 was approximately $0.5 million, $0.4 million and $1.5 million, respectively. We recorded $1.2 million, $0.8 million and $0.6 million in stock compensation expense during fiscal 2011, 2012 and 2013, respectively for the options outstanding. We received a tax deduction of $0.5 million, $3.4 million and $3.7 million during fiscal 2011, 2012 and 2013. Compensation expense is being recognized straight-line over the related vesting periods and is included in general and administrative expense. The remaining compensation expense to be recognized over the next 53 months is a total of $1.5 million.

Restricted Stock and Restricted Stock Units

The Company has also granted shares of restricted stock, which vest ratably over a one to four year period. The total fair value of shares vested during fiscal 2013 was approximately $1.6 million. The following table summarizes certain information regarding the restricted stock grants:

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at January 2, 2011	297,919	$11.48
Granted	85,163	13.73
Vested	(145,520)	12.12
Forfeited	(11,752)	9.41
Nonvested at January 1, 2012	225,810	12.02
Granted	125,588	24.80
Vested	(149,393)	10.90
Forfeited	(6,445)	15.11
Nonvested at December 30, 2012	195,560	18.89
Granted	61,270	45.73
Vested	(89,535)	17.62
Forfeited	(7,737)	29.65
Nonvested at December 29, 2013	159,558	$29.39

Stock-based compensation expense of $1.4 million, $2.0 million and $2.2 million was recognized for restricted stock during 2011, 2012 and 2013, respectively. We received a tax deduction of $2.7 million, $4.4 million and $2.9 million in fiscal 2011, 2012 and 2013, respectively. The remaining compensation expense to be recognized over the next 22 months is a total of $2.2 million.

The Company has also granted restricted stock units which were subject to performance criteria, in addition to time vesting requirements. The performance criteria for a portion of these restricted stock units have been deemed to have been met. The restricted stock units vest over a 24 to 44 month period. The following table summarizes certain information regarding the restricted stock unit grants:

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at January 2, 2011	111,000	$8.75
Granted	207,700	13.64
Vested	(52,000)	8.75
Forfeited (1)	(82,362)	13.06
Nonvested at January 1, 2012	184,338	12.34
Granted	261,570	24.71
Vested	(90,842)	11.05
Forfeited	(22,702)	20.76
Nonvested at December 30, 2012	332,364	21.85
Granted	465,299	48.01
Vested	(63,537)	17.37
Forfeited (1)	(194,387)	22.73
Nonvested at December 29, 2013	539,739	$43.42
Remain subject to performance criteria	451,067	$48.10

(1) Includes a total of 229,624 units forfeited due to incomplete attainment of all performance criteria.

Included in the performance shares was a grant of 51,578 restricted stock units in fiscal 2013, with an aggregate fair value of $2.6 million, that are subject to market conditions and were valued using a Lattice model with the following assumptions and results:

Year Ended
December 29, 2013
Weighted average grant fair value	$67.08
Stock-value on date of grant	$50.56
Expected volatility	32.88%
Risk-free interest rate	0.34%
Expected dividend yield	0.00%
Average expected life (years)	2.61

Volatility was determined based on historical our stock price over the preceding 2.61 years to match the average expected life of the grant which is compliant under ASC 718.

Stock-based compensation expense of $1.0 million, $1.4 million and $4.5 million was recognized during 2011, 2012 and 2013, respectively, for restricted stock units. We received a tax deduction of $1.1 million, $3.3 million and $3.5 million during fiscal 2011, 2012 and 2013. The remaining compensation expense to be recognized over the next 34 months is a total of $7.8 million, of which $2.7 million relates to the grant of restricted stock units subject to market conditions .

Phantom Common Unit Awards
SUSP has issued a total of 48,315 phantom unit awards to certain directors and employees of SUSS under the Susser Petroleum Partners LP 2012 Long Term Incentive Plan ("2012 LTIP"), of which 15,815 were issued in 2013 with an aggregate fair value of $0.4 million. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-to-three-year period and employee awards vest ratably over a two-to-five-year service period. Total unrecognized compensation cost related to our nonvested phantom units totaled $0.4 million as of December 31, 2013, which is expected to be recognized over a weighted-average period of three years. Stock-based compensation expense of $0.1 million and $0.5 million was recognized in 2012 and 2013 respectively, for phantom common unit awards. The fair value of nonvested service phantom units outstanding as of December 31, 2013, totaled $0.8 million. The fair value of phantom units which vested during 2013 was $0.2 million.

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
The wholesale segment purchases fuel from a number of refiners and supplies it to the Company's retail stores, to independently-operated dealer stations under long-term supply agreements and to other end users of motor fuel. The wholesale segment includes all of the operations of SUSP, a consolidated VIE which began operations on September 25, 2012, along with other wholesale-segment activities not contributed to SUSP. Sales of fuel from the wholesale to retail segment were delivered at cost, including tax and freight, prior to September 25, 2012. Subsequent to this date, a profit margin was added. These amounts are reflected in intercompany eliminations of motor fuel revenue and motor fuel cost of sales.
There are no external customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.

Segment Financial Data for the Year Ended January 1, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$881,911	$—	$—	$—	$881,911
Motor fuel (4)	2,715,279	3,861,533	(2,257,788)	—	4,319,024
Other	33,684	24,817	(12,483)	1,817	47,835
Total revenue (4)	3,630,874	3,886,350	(2,270,271)	1,817	5,248,770
Gross profit:
Merchandise	297,601	—	—	—	297,601
Motor fuel	182,521	31,042	2,121	—	215,684
Other	33,684	11,981	(3,221)	1,257	43,701
Total gross profit	513,806	43,023	(1,100)	1,257	556,986
Selling, general and administrative (3)	365,257	18,081	(1,100)	11,318	393,556
Depreciation, amortization and accretion	39,973	6,197	—	1,150	47,320
Other operating expenses (income) (1)	1,023	230	—	(33)	1,220
Operating income (loss)	107,553	18,515	—	(11,178)	114,890
Unallocated interest expense, net	—	—	—	—	(40,726)
Unallocated other miscellaneous	—	—	—	—	(346)
Income before income taxes	$107,553	$18,515	$—	$(11,178)	$73,818
Gallons	785,582	1,312,410	(789,578)	—	1,308,414
Total assets	$925,678	$121,688	$—	$48,604	$1,095,970
Goodwill	$223,737	$20,661	$—	$—	$244,398
Gross capital expenditures (2)	$120,040	$18,509	$—	$—	$138,549

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Gross capital expenditures include acquisitions and purchase of intangible assets

(3)	Includes personnel, general and administrative, other operating and rent expenses.

(4)
In 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

Segment Financial Data for the Year Ended December 30, 2012
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$976,452	$—	$—	$—	$976,452
Motor fuel (6)	2,995,840	4,321,412	(2,474,537)	—	4,842,715
Other	37,618	29,128	(15,794)	2,673	53,625
Total revenue (6)	4,009,910	4,350,540	(2,490,331)	2,673	5,872,792
Gross profit:
Merchandise	330,952	—	—	—	330,952
Motor fuel (4)	186,041	43,563	2,036	—	231,640
Other	37,618	13,435	(3,331)	1,080	48,802
Total gross profit	554,611	56,998	(1,295)	1,080	611,394
Selling, general and administrative (3)	400,406	21,266	(825)	11,987	432,834
Depreciation, amortization and accretion	42,714	7,989	(95)	826	51,434
Other operating expenses (income) (1)	1,011	153	—	(470)	694
Operating income (loss)	110,480	27,590	(375)	(11,263)	126,432
Unallocated interest expense, net	—	—	—	—	(41,019)
Unallocated other miscellaneous	—	—	—	—	(471)
Income before income taxes	$110,480	$27,590	$(375)	$(11,263)	$84,942
Gallons	853,163	1,449,954	(855,045)	—	1,448,072
Total assets (5)	$1,198,468	$341,759	$(28,905)	$58,468	$1,569,790
Goodwill	$223,737	$20,661	$—	$—	$244,398
Gross capital expenditures (2)	$164,997	$43,288	$(29,000)	$—	$179,285

(1)	Includes loss (gain) on disposal of assets and impairment charges.

(2)	Gross capital expenditures include acquisitions and purchases of intangible assets.

(3)	Includes personnel, general and administrative, other operating and rent expenses.

(4)	Effective September 25, 2012, the wholesale segment began charging a profit margin on gallons sold to the retail segment.

(5)
Properties subject to sale leaseback transactions between the wholesale and retail segments are included in assets for both segments and eliminated upon consolidation, due to their treatment in the retail segment as a financing arrangement.

(6)
In 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

Segment Financial Data for the Year Ended December 29, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$1,066,022	$—	$—	$—	$1,066,022
Motor fuel	3,171,066	4,544,894	(2,623,229)	—	5,092,731
Other	39,854	38,177	(23,485)	516	55,062
Total revenue	4,276,942	4,583,071	(2,646,714)	516	6,213,815
Gross profit:
Merchandise	361,354	—	—	—	361,354
Motor fuel (4)	158,370	70,530	3,153	—	232,053
Other	39,854	20,388	(9,623)	137	50,756
Total gross profit	559,578	90,918	(6,470)	137	644,163
Selling, general and administrative (3)	440,413	30,372	—	12,090	482,875
Depreciation, amortization and accretion	51,668	12,722	(3,603)	581	61,368
Other operating expenses (income) (1)	2,673	(508)	—	51	2,216
Operating income (loss)	64,824	48,332	(2,867)	(12,585)	97,704
Unallocated interest expense, net	—	—	—	—	(47,673)
Unallocated other miscellaneous	—	—	—	—	(287)
Income before income taxes	$64,824	$48,332	$(2,867)	$(12,585)	$49,744
Gallons	936,232	1,573,007	(930,909)	—	1,578,330
Total assets (5)	$1,088,575	$380,919	$(129,461)	$34,572	$1,374,605
Goodwill	$223,737	$30,548	$—	$—	$254,285
Gross capital expenditures (2)	$190,596	$125,624	$(103,861)	$—	$212,359

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
Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to SUSS is reduced, where applicable, for the decrease in earnings from SUSS's limited partner unit ownership in SUSP that would have resulted assuming the incremental units related to SUSP's equity incentive plans had been issued during the respective periods. Shares not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, unvested restricted stock and unvested restricted stock units granted under the 2006 and 2013 Equity Incentive Plan (See Note 17).
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013

Basic:
Net income attributable to Susser Holdings Corporation	$47,457	$46,725	$14,331
Weighted average number of common shares outstanding during the period	17,289,337	20,727,985	21,156,867
Per common share – basic	$2.74	$2.25	$0.68

Diluted:
Net income attributable to Susser Holdings Corporation(a)	$47,457	$46,719	$14,392
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	17,289,337	20,727,985	21,156,867
Incremental common shares attributable to outstanding dilutive options and restricted shares/units	413,304	586,753	499,915
Denominator for diluted earnings per common share	17,702,641	21,314,738	21,656,782
Per common share – diluted	$2.68	$2.19	$0.66
Options and non-vested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	82,000	23,592	66,074
(a) Adjusted for dilutive impact of the impact to noncontrolling interest in SUSP of SUSP dilutive units.

21.	Quarterly Results of Operations and Seasonality (Unaudited)

Our business exhibits substantial seasonality due to the geographic area our stores are concentrated in, as well as customer activity behaviors during different seasons. In general, sales and operating income are highest in the second and third quarters during the summer activity months, and lowest during the winter months.

The following table sets forth certain unaudited financial and operating data for each quarter during 2012 and 2013. Each quarter consists of 13 weeks, unless noted otherwise. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	2012				2013
	1st QTR	2nd QTR	3rd QTR	4th QTR	1st QTR	2nd QTR	3rd QTR	4th QTR
	(dollars and gallons in thousands; except per share amounts)
Merchandise sales	$226,070	$253,125	$256,419	$240,838	$247,478	$274,727	$281,610	$262,207
Motor fuel sales:
Retail	736,405	774,115	767,208	718,112	782,979	805,850	825,440	756,797
Wholesale (c)	452,553	480,807	478,698	434,817	454,594	471,079	490,996	504,996
Other income	13,111	12,524	12,524	15,466	13,376	13,853	13,550	14,283
Total revenue (c)	1,428,139	1,520,571	1,514,849	1,409,233	1,498,427	1,565,509	1,611,596	1,538,283
Merchandise gross profit	75,727	86,360	86,681	82,184	81,833	94,131	95,195	90,195
Motor fuel gross profit:
Retail	27,725	69,802	43,887	44,627	37,011	42,987	43,708	34,664
Wholesale	7,078	11,061	9,576	15,848	15,165	17,081	19,949	18,335
Other gross profit	12,422	12,571	12,070	13,775	13,029	13,811	13,367	13,702
Total gross profit	122,952	179,794	152,214	156,434	147,038	168,010	172,219	156,896
Income from operations	9,508	58,285	26,491	32,148	15,607	33,449	31,043	17,605
Net income (loss) attributable to Susser Holdings Corporation	$(528)	$29,817	$6,847	$10,589	$(232)	$(4,260)	$12,897	$5,926
Earnings (loss) per common share:
Basic	$(0.03)	$1.44	$0.33	$0.51	$(0.01)	$(0.20)	$0.61	$0.28
Diluted	$(0.03)	$1.40	$0.32	$0.49	$(0.01)	$(0.20)	$0.59	$0.27
Merchandise margin, net	33.5%	34.1%	33.8%	34.1%	33.1%	34.3%	33.8%	34.4%
Fuel gallons:
Retail	208,137	215,261	218,507	211,258	223,477	236,075	239,387	237,293
Wholesale	141,581	153,565	149,828	149,935	146,652	156,165	162,117	177,164
Motor fuel margin:
Retail (a)	13.3¢	32.4¢	20.1¢	21.1¢	16.6¢	18.2¢	18.3¢	14.6¢
Wholesale (b)	5.0¢	7.2¢	6.1¢	6.3¢	5.9¢	6.4¢	7.8¢	6.3¢

(a)
Before deducting credit card, fuel maintenance and other fuel related expenses. Beginning September 25, 2012, the retail fuel margin reflects a reduction of approximately three cents per gallon representing a profit margin on gallons sold by SUSP to SUSS.

(b)Third party sales, excludes sales to retail segment.

(c)
In the fourth quarter 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' and quarters' motor fuel sales have been adjusted to reflect this revision.

22.	Subsequent Event

On January 29, 2014, the Company acquired substantially all of the convenience store assets and fuel distribution contracts of Sac-N-Pac Stores, Inc. and 3W Warren Fuels, Ltd. Sac-N-Pac operates 47 convenience stores in the South Central Texas corridor between San Antonio and Austin. Sac-N-Pac operates a food service concept in 23 stores, six of which also include a branded food service concept. 3W Warren Fuels supplies motor fuel annually to the 47 Sac-N-Pac locations and to approximately 20 independent dealer locations. SUSP will operate the wholesale fuel supply for all of these locations, which are branded under the Exxon, Shell and Valero flags. Susser plans to initially operate all of the 47 stores under the Sac-N-Pac brand.

Pursuant to the terms of the asset purchase agreement, the Company paid a purchase price of approximately $88 million plus inventories. In addition to the 47 owned convenience store locations and the 20 dealer contracts, the acquisition includes one stand-alone branded quick-serve restaurant, five tracts of raw land and the right to acquire two additional tracts. Over time the Company may elect to convert some of the sites to the Stripes brand, may add the Laredo Taco Company brand to certain locations or may elect to convert some of the sites to the Company's wholesale dealer network. The Company has not yet performed a preliminary purchase price allocation.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Contribution Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC, Susser Holdings Corporation, Susser Holdings, L.L.C., Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (19)

3.1	Amended and Restated Certificate of Incorporation of Susser Holdings Corporation (3)
3.2	Amended and Restated Bylaws of Susser Holdings Corporation (3)
3.3	First Amendment to the Amended and Restated By-Laws of Susser Holdings Corporation (4)
4.1	Registration Rights Agreement, dated October 24, 2006, by and among Susser Holdings Corporation and the parties named therein (1)
4.2	Specimen of Stock Certificate (5)
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

10.1	Susser Holdings Corporation 2013 Equity Incentive Plan (20)
10.2	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan (22)
10.3	Form of Restricted Stock Agreement under the 2013 Equity Incentive Plan (22)
10.4	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (22)
10.5	Susser Holdings Corporation Section 162(m) Performance Plan (20)
10.6
Second Amended and Restated Credit Agreement among Susser Holdings Corporation, Susser Holdings, L.L.C., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Regions Bank, BMO Capital Markets, BBVA Compass, U.S. Bank, National Association, and Branch Banking and Trust Company, as Co-Documentation Agents, each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto (20)

10.7	Susser Holdings Corporation 2006 Equity Incentive Plan (5)
10.8	First amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (7)
10.9	Second amendment to the 2006 Equity Incentive Plan of Susser Holdings Corporation (8)
10.10	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (5)
10.11	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Agreement (9)
10.12	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Converted Stock Option Agreement (5)
10.13	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Stock Option Agreement (5)
10.14	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Stock Option Agreement (10)
10.15	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Revised Restricted Stock Agreement (10)
10.16	Susser Holdings Corporation 2006 Equity Incentive Plan Form of Restricted Stock Unit Agreement (10)
10.17	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Sam L. Susser (1)
10.18	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Sam L. Susser (9)
10.19	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and E. V. Bonner, Jr. (1)

10.20	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and E. V. Bonner, Jr. (9)
10.21	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Mary E. Sullivan (1)
10.22	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Mary E. Sullivan (9)
10.23	Amended and Restated Employment Agreement, dated October 24, 2006, by and between Susser Holdings Corporation and Rocky B. Dewbre (1)
10.24	Amendment Number 1 to Amended and Restated Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Rocky B. Dewbre (9)
10.25	Employment Agreement, dated June 16, 2008, by and between Susser Holdings Corporation and Steven C. DeSutter (11)
10.26	Amendment Number 1 to Employment Agreement, dated December 22, 2008 by and between Susser Holdings Corporation and Steven C. DeSutter (9)
10.27
Distribution Service Agreement, effective as of January 1, 2011, by and between Stripes and the McLane Company Inc. (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (8)

10.28
Corporate Account Agreement, effective as of January 12, 2011, by and between Stripes and Labatt Food Service LLC (Asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities Exchange Commission) (8)

10.29	Form of Master Sale Leaseback Agreement (Commercial Net Lease Realty) (5)
10.30	Form of Lease Agreement (Susser Petroleum Property Company) (21)
10.31
Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto (6)

10.32
Amendment No. 1, dated as of June 9, 2011, to Amended and Restated Credit Agreement, dated May 7, 2010, among Susser Holdings, L.L.C., Susser Holdings Corporation, Bank of America, N.A., Wells Fargo Bank, National Association, BMO Capital Markets, Banc of America Securities LLC, and the other lenders party thereto. (17)

10.33
Release and Amendment No. 2, dated September 25, 2012, to the Amended and Restated Credit Agreement dated May 7, 2010, among Susser Holdings, L.L.C. as Borrower, Susser Holdings Corporation, as Parent Guarantor, the other guarantors parties thereto, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (19)

10.34	Branded Marketer Agreement between Susser Petroleum Company LLC and Chevron Products Company effective September 1, 2011 (18)
10.35	Non-Qualified Deferred Compensation Plan of SSP Partners (predecessor to Stripes LLC) effective October 1, 2003 (13)
10.36	Susser Holdings Corporation 2008 Employee Stock Purchase Plan, effective May 13, 2008 (16)
10.37	Omnibus Agreement by and among Susser Petroleum Partners LP, Susser Petroleum Partners GP LLC and Susser Holdings Corporation, dated September 25, 2012 (19)
10.38	Fuel Distribution Agreement by and among Susser Petroleum Operating Company LLC, Susser Holdings Corporation, Stripes LLC and Susser Petroleum Company LLC, dated September 25, 2012 (19)
10.39	Term Loan and Pledge Agreement, dated September 25, 2012, between Susser Holdings Corporation, as Borrower, and Bank of America, N.A., as Lender (19)
10.40
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

10.41	Form of Director Indemnification Agreement *
21.1	List of Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002**
101	Interactive data files

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

(1)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed April 2, 2007.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 14, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed November 15, 2006.
(4)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed September 21, 2007.
(5)	Incorporated by reference to the Registration Statement on Form S-1 of Susser Holdings Corporation initially filed May 12, 2006, as amended.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 14, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 26, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 18, 2011, as amended.
(9)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 13, 2009.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 13, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed June 16, 2008.
(12)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed August 28, 2008.
(13)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 14, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K/A of Susser Holdings Corporation filed December 15, 2009.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed May 9, 2008.
(16)	Incorporated by reference to Annex A to the Registrant's definitive proxy statement on Form DEF 14A filed April 15, 2008.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 12, 2011.
(18)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed October 28, 2011.
(19)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation Filed September 28, 2012.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q of Susser Holdings Corporation filed August 9, 2013.
(21)	Incorporated by reference to the Annual Report on Form 10-K of Susser Holdings Corporation filed March 15, 2013.
(22)	Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed May 24, 2013.