Form 10-Q
period 2014-03-30
Susser Holdings CORP
filed 2014-05-09
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	21,643,726 SHARES
(Class)	(Outstanding at May 2, 2014)
SUSSER HOLDINGS CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Susser Holdings Corporation
Consolidated Balance Sheets

	December 29, 2013	March 30, 2014
		unaudited
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents (SUSP: $8,150 and $5,957, respectively)	$22,461	$24,370
Accounts receivable, net of allowance for doubtful accounts of $480 at December 29, 2013 and $615 at March 30, 2014 (SUSP: $69,005 and $97,875, respectively)	139,146	185,147
Inventories, net (SUSP: $11,122 and $35,805, respectively)	126,521	153,907
Other current assets (SUSP: $66 and $329, respectively)	7,704	7,974
Total current assets	295,832	371,398
Property and equipment, net (SUSP: $180,127 and $206,144, respectively)	736,860	847,718
Other assets:
Marketable securities (SUSP: $25,952 and $0, respectively)	25,952	—
Goodwill (SUSP: $22,823 and $23,823, respectively)	254,285	255,273
Intangible assets, net (SUSP: $22,772 and $24,954, respectively)	41,984	45,897
Other noncurrent assets (SUSP: $188 and $190, respectively)	19,692	21,290
Total assets	$1,374,605	$1,541,576
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $27,810 and $27,956, respectively)	$189,587	$219,392
Accrued expenses and other current liabilities (SUSP: $11,427 and $15,177, respectively)	64,571	65,924
Current maturities of long-term debt (SUSP: $500 and $500, respectively)	535	539
Total current liabilities	254,693	285,855
Revolving lines of credit (SUSP: $1,410 and $49,334, respectively)	345,460	502,780
Long-term debt (SUSP: $2,500 and $2,500, respectively)	29,874	3,997
Deferred tax liability, long-term portion (SUSP: $222 and $193, respectively)	77,119	76,454
Other noncurrent liabilities (SUSP: $2,159 and $1,827, respectively)	41,949	41,940
Total liabilities	749,095	911,026
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,634,618 issued and 21,439,944 outstanding at December 29, 2013; 21,656,202 issued and 21,649,256 outstanding as of March 30, 2014	214	216
Additional paid-in capital	285,376	287,852
Treasury stock, common shares, at cost; 194,674 as of December 29, 2013; 6,946 as of March 30, 2014	(5,378)	(737)
Retained earnings	135,255	133,432
Total Susser Holdings Corporation shareholders’ equity	415,467	420,763
Noncontrolling interest	210,043	209,787
Total shareholders’ equity	625,510	630,550
Total liabilities and shareholders’ equity	$1,374,605	$1,541,576
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2013 and March 31, 2014, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations and Comprehensive Income
Unaudited

	Three Months Ended
	March 31, 2013	March 30, 2014
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$247,478	$276,375
Motor fuel sales	1,237,573	1,366,577
Other income	13,376	14,663
Total revenues	1,498,427	1,657,615
Cost of sales:
Merchandise	165,645	182,563
Motor fuel	1,184,710	1,314,338
Other	1,034	1,271
Total cost of sales	1,351,389	1,498,172
Gross profit	147,038	159,443
Operating expenses:
Personnel	50,967	58,266
General and administrative	14,047	17,457
Other operating	40,047	46,093
Rent	11,740	11,826
Loss on disposal of assets and impairment charge	448	973
Depreciation, amortization and accretion	14,182	17,041
Total operating expenses	131,431	151,656
Income from operations	15,607	7,787
Other income (expense):
Interest expense, net	(10,105)	(3,172)
Other miscellaneous	(78)	—
Total other expense, net	(10,183)	(3,172)
Income before income taxes	5,424	4,615
Income tax expense	(1,548)	(1,389)
Net loss and comprehensive income	3,876	3,226
Less: Net income and comprehensive income attributable to noncontrolling interest	4,108	5,049
Net loss and comprehensive loss attributable to Susser Holdings Corporation	$(232)	$(1,823)
Net loss per share attributable to Susser Holdings Corporation:
Basic	$(0.01)	$(0.09)
Diluted	$(0.01)	$(0.09)
Weighted average shares outstanding:
Basic	21,068,222	21,350,760
Diluted	21,068,222	21,350,760

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	March 31, 2013	March 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income and comprehensive income	$3,876	$3,226
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	14,182	17,041
Amortization of deferred financing fees/debt discount, net	818	264
Loss on disposal of assets and impairment charge	448	973
Non-cash stock based compensation	1,559	3,205
Deferred income tax	(968)	650
Excess tax benefits from stock-based compensation	(1,129)	(1,665)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,057)	(45,982)
Inventories	(17,630)	(20,508)
Other assets	(5,018)	(201)
Accounts payable	18,349	29,758
Accrued liabilities	(4,695)	1,137
Other noncurrent liabilities	727	(2,877)
Net cash used in operating activities	(4,538)	(14,979)
Cash flows from investing activities:
Capital expenditures	(37,455)	(44,295)
Purchase of intangibles	(276)	(920)
Proceeds from disposal of property and equipment	35	10
Acquisition, net of cash acquired	—	(93,915)
Redemption of marketable securities	433,116	25,952
Purchase of marketable securities	(407,120)	—
Net cash used in investing activities	(11,700)	(113,168)
Cash flows from financing activities:
Payments on long-term debt	(26,109)	(25,873)
Revolving line of credit, net	23,010	157,320
Proceeds from issuance of equity, net of issuance costs	1,616	2,257
Purchase of shares for treasury	(943)	(8)
Excess tax benefits from stock-based compensation	1,129	1,665
Distributions to noncontrolling unitholders	(4,779)	(5,305)
Net cash provided by (used in) financing activities	(6,076)	130,056
Net increase (decrease) in cash	(22,314)	1,909
Cash and cash equivalents at beginning of year	286,232	22,461
Cash and cash equivalents at end of period	$263,918	$24,370
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$4,323	$3,648
See accompanying notes

Susser Holdings Corporation
Notes to Consolidated Financial Statements
Unaudited

1.	Organization and Principles of Consolidation
The consolidated financial statements are composed of Susser Holdings Corporation (“SUSS”, "Susser" or the “Company”), a Delaware Corporation, and its consolidated subsidiaries, which operate convenience stores and distribute motor fuels in Texas, New Mexico, Oklahoma and Louisiana. The Company was formed in May 2006 and in October 2006 completed an initial public offering (IPO). Susser, through its subsidiaries and predecessors, has been acquiring, operating and supplying motor fuel to service stations, convenience stores and commercial customers since the 1930’s.
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

•
Effective September 25, 2012, Susser Petroleum Partners LP ("SUSP" or the "Partnership"), a Delaware limited partnership, distributes motor fuel and other petroleum lubricant products through its consolidated subsidiaries to SUSS and third parties in Texas, New Mexico, Oklahoma, and Louisiana. SUSS owns 50.2% of the SUSP common and subordinated units representing limited partner interests and owns 100% of SUSP's general partner, Susser Petroleum Partners GP LLC ("General Partner"). SUSP was formed in June 2012 and completed an initial public offering ("SUSP IPO") on September 25, 2012 (see Note 2 for additional information on SUSP).

The Company also offers environmental, maintenance and construction management services to the petroleum industry (including its own sites) through its subsidiary Applied Petroleum Technologies, Ltd. (“APT”), a Texas limited partnership.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2013 refer to the 52-week period ended December 29, 2013. All references to the first quarter 2013 and 2014 refer to the 13-week periods ended March 31, 2013 and March 30, 2014, respectively. Stripes and APT follow the same accounting calendar as the Company. SUSP and SPC use calendar month accounting periods and end their fiscal year on December 31. The accompanying Consolidated Financial Statements include the financial results of SUSP and SPC through March 31.
The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at March 30, 2014 and for the three months ended March 31, 2013 and March 30, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three months ended March 31, 2013 and March 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
Certain line items have been reclassified for presentation purposes. In the fourth quarter of 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and cost of motor fuel sales to be consistent with its presentation of all other retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $12.1 million for the first three months of 2013. This revision had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

2.Susser Petroleum Partners LP
Susser Petroleum Partners LP is a publicly traded limited partnership that was formed by SUSS to engage in the wholesale distribution of motor fuels to SUSS and third parties. Its operations are integral to the success of our retail operations and we purchase all of our motor fuel from SUSP. SUSP's assets consist of substantially all of SUSS' motor fuel distribution business (other than most of the motor fuel consignment business and transportation assets) and certain owned and leased convenience store properties.
On September 25, 2012, SUSP completed the SUSP IPO of 10,925,000 common units at a price of $20.50 per unit. The initial public offering represented the issuance by SUSP of a 49.9% noncontrolling interest in SUSP. SUSS currently owns a 50.2% interest in SUSP, all of the incentive distribution rights and 100% of the General Partner, which has a 0.0% non-economic general partner interest in SUSP. We are the primary beneficiary of SUSP's earnings and cash flows and therefore we consolidate SUSP into our financial results. All intercompany transactions with SUSP are eliminated in our consolidated balances.
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
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. In December 2013, the revolving credit facility commitments were increased by $150 million to a total of $400 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million concurrent with the closing of its IPO. The SUSP Term Loan was collateralized by marketable securities in an amount equal to at least 98.0% of the SUSP Term Loan balance outstanding. At March 30, 2014, the SUSP term loan had been repaid and marketable securities liquidated.
SUSS entered into a guaranty of collection in connection with the SUSP Revolver and SUSP Term Loan, with maximum obligation to SUSS limited to $180.7 million. We are also contingently liable on $1.1 million in mortgage debt for SUSP. For additional information regarding SUSP and our credit and term loan facilities, see Note 9. In addition, we have provided guarantees of payment to certain of SUSP's vendors. With the exception of these liabilities, SUSP's creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of SUSP and its consolidated subsidiaries.
SUSP is a consolidated variable interest entity ("VIE"). The amounts shown in the parenthetical presentation on the Consolidated Balance Sheet represent the assets of SUSP that can only be used to settle the obligations of SUSP, and the liabilities of SUSP for which creditors have no access to the general credit of SUSS, as of December 31, 2013 and March 31, 2014.

The liabilities of SUSP which are guaranteed by us are as follows:

	December 31, 2013	March 31, 2014
	(in thousands)
Accounts Payable	$82,622	$95,061
Current portion of long-term debt	25	25
Long-term debt and revolver	181,716	181,709
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

•
The transportation agreement is a 10-year transportation logistics agreement, pursuant to which SUSS arranges for motor fuel to be delivered from SUSP's suppliers to SUSP's customers at rates consistent with those charged to third parties for the delivery of motor fuel.

Omnibus Agreement
In addition to the commercial agreements described above, we also entered into an Omnibus Agreement with SUSP pursuant to which, among other things, SUSP received a three-year option to purchase from SUSS up to 75 of our new or recently constructed Stripes® convenience stores at our cost and lease the stores back to us at a specified rate for a 15-year initial term, with SUSP then being the exclusive distributor of motor fuel to such stores for a period of ten years from each date of purchase. SUSP also received a ten-year right to participate in acquisition opportunities with us, to the extent SUSP and SUSS are able to reach an agreement on terms, and the exclusive right to distribute motor fuel to certain of our newly constructed convenience stores and independently operated consignment locations. In addition, SUSP agreed to reimburse the General Partner and its affiliates for the costs incurred in managing and operating SUSP. The Omnibus Agreement also provides for certain indemnification obligations between SUSS and SUSP, including certain environmental costs and income tax liabilities.
In addition, the Omnibus Agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or the alternate fuel sales rate. We sold seven convenience store properties to SUSP for $27.3 million during the quarter ended March 30, 2014, and these stores were leased back to SUSS. Since SUSP's IPO, we have sold a total of 40 convenience store properties to SUSP, for a total cost of $160.7 million, through March 30, 2014.

3.Acquisitions
The Company completed the acquisition of 47 convenience stores, 19 dealer supply contracts, one stand-alone branded quick-serve restaurant, five raw tracts of land for future store development and the right to acquire two tracts of land from related entities in January 2014 (“Sac-N-Pac Acquisition”). This transaction expands our retail and wholesale operations in a rapidly growing area of central Texas. The acquisition was recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the acquisition cost over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Allocation of the purchase price for this acquisition has not yet been finalized. The preliminary purchase price allocation is reflected in the financial statements as follows:

March 30, 2014
(in thousands)
Assets acquired:
Inventories	$6,879
Property and equipment	83,212
Total assets	90,091
Liabilities assumed:
Recapture liabilities	$949
Other liabilities	627
Total liabilities	1,576
Net tangible assets acquired, net of cash	88,515
Goodwill and other intangible assets	5,400
Total consideration paid, net of cash acquired	$93,915
Pro forma revenue and net income related to the Sac-N-Pac Acquisition is not presented as the pro forma impact is not material to our financial results.

4.	New Accounting Pronouncements
FASB ASU No. 2013-11. In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes - Presentation of an
Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists-
Subtopic 740-10." An unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU was effective for annual and interim periods beginning after December 15, 2013 but early adoption was permitted. The adoption of this guidance did not have an impact on the presentation of our financial statements.

5.Accounts Receivable

Accounts receivable consisted of the following:

	December 29, 2013	March 30, 2014
	(in thousands)
Accounts receivable, trade	$74,338	$107,147
Credit card receivables	43,693	55,802
Vendor receivables for rebates, branding and others	10,580	10,091
ATM fund receivables	7,736	10,057
Notes receivable, short-term	670	438
Other receivables	2,609	2,227
Allowance for uncollectible accounts	(480)	(615)
Accounts receivable, net	$139,146	$185,147

6.	Inventories

Inventories consisted of the following:

	December 29, 2013	March 30, 2014
	(in thousands)
Merchandise	$63,369	$65,589
Fuel-retail	37,364	38,242
Fuel-consignment	6,543	5,755
Fuel-other wholesale	8,160	32,798
Lottery	2,362	2,567
Equipment and maintenance spare parts	9,398	9,631
Allowance for inventory shortage and obsolescence	(675)	(675)
Inventories, net	$126,521	$153,907

7.	Property and Equipment

Property and equipment consisted of the following:

	December 29, 2013	March 30, 2014
	(in thousands)
Land	$209,081	$251,704
Buildings and leasehold improvements	427,218	470,916
Equipment	358,413	383,979
Construction in progress	31,685	43,331
Total property and equipment	1,026,397	1,149,930
Less: Accumulated depreciation	289,537	302,212
Property and equipment, net	$736,860	$847,718

8.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 29, 2013 and March 30, 2014, we had $254.3 million and $255.3 million, respectively, of goodwill recorded in conjunction with business combinations. The increase of $1.0 million in 2014 is related to the Sac-N- Pac Acquisition. For additional information see Note 3. The 2013 impairment analysis indicated no impairment in goodwill. As of March 30, 2014, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first three months of 2014, and we believe the assumptions used in the analysis performed in 2013 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first three months of 2014.
The Company has finite-lived intangible assets recorded that are amortized and indefinite-lived assets that do not amortize. The indefinite-lived assets are evaluated annually for impairment. The finite-lived assets consist of supply agreements, favorable/unfavorable leasehold arrangements, loan origination costs, trade names and certain franchise rights, all of which are amortized over the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Supply agreements are being amortized over an average period of approximately eight years. Favorable/unfavorable leasehold arrangements are being amortized over an average period of approximately 12 years. The Laredo Taco Company trade name is being amortized over 15 years. The Sac-N-Pac trade name is being amortized over five years. Non-compete intangibles are being amortized over the terms of the agreement and are included in other intangibles below. Loan origination costs are amortized over the life of the underlying debt as an increase to interest expense. Franchise rights are being amortized over the life of the contract.
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 29, 2013 and March 30, 2014:

	December 29, 2013			March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Indefinite-lived
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Finite-lived
Franchise rights	—	—	—	263	—	263
Supply agreements	34,573	12,924	21,649	37,774	13,791	23,983
Favorable leasehold arrangements, net	502	(82)	584	502	(98)	600
Loan origination costs	5,832	992	4,840	5,832	1,257	4,575
Trade names	4,246	2,264	1,982	5,537	2,335	3,202
Other	389	32	357	759	57	702
Intangible assets, net	$58,114	$16,130	$41,984	$63,239	$17,342	$45,897

9.	Long-Term Debt

Long-term debt consisted of the following:

	December 29, 2013	March 30, 2014
	(in thousands)
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$189,250	$272,780
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	156,210	230,000
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	25,866	—
Other notes payable	4,543	4,536
Total debt	375,869	507,316
Less: Current maturities	535	539
Long-term debt, net of current maturities	$375,334	$506,777
The fair value of the revolving credit facilities and other notes payable are estimated to be $507.8 million as of March 30, 2014. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 4.0% to 7.0% maturing from 2016 to 2031. The fair value of the other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. Fair value approximates carrying value on revolving credit facilities due to their variability. The estimated fair value of the other notes payable is calculated using Level 3 inputs.
SUSP Term Loan
On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”). Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. At March 30, 2014, the SUSP Term Loan had been repaid.
In order to obtain the interest rate on the SUSP Term Loan on more favorable terms, SUSP pledged investment grade securities in an amount equal to or greater than 98.0% of the outstanding principal amount of the SUSP Term Loan (the “Collateral Account”). As of March 30, 2014, the Collateral Account had been liquidated.

Credit Facilities
SUSS Revolving Credit Agreement. On April 8, 2013, Susser Holdings, L.L.C. (the "Borrower") entered into a Second Amended and Restated Credit Agreement (“2013 SUSS Revolver”) which provided for a new five year revolving credit facility in an aggregate principal amount of up to $500 million, maturing on April 8, 2018, and replaced the existing $100 million SUSS Revolver. The 2013 SUSS Revolver may be increased by up to $100 million. The Company and each of its existing and future direct and indirect subsidiaries (other than (i) any subsidiary that is a “controlled foreign corporation” under the Internal Revenue Code or a subsidiary that is held directly or indirectly by a “controlled foreign corporation,” (ii) Susser Company, Ltd. (iii) SUSP, its consolidated subsidiaries and its General Partner, and (iv) certain future non-operating subsidiaries) are guarantors under the Credit Agreement.
The interest rates under the 2013 SUSS Revolver are calculated at either a base rate or LIBOR plus a margin of 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of LIBOR loans), based on a leverage grid. In addition, the unused portion of the 2013 SUSS Revolver is subject to a commitment fee ranging from 0.30% to 0.40% based on SUSS' consolidated total leverage ratio. The 2013 SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of (i) a senior secured leverage ratio of (a) prior to March 31, 2015, not more than 2.75 to 1.00 and (b) on and after March 31, 2015, not more than 2.50 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.50 to 1.00. We were in compliance with all financial covenants as of March 30, 2014.
The loans under the 2013 SUSS Revolver are secured by a first priority security interest in (a) 100% of the Borrower's outstanding equity interests, 100% of the outstanding equity interests of each of the Company's existing and future direct and indirect subsidiaries (subject to certain exclusions and limited, in the case of each foreign subsidiary (i) to first-tier foreign subsidiaries and (ii) with respect to any controlled foreign corporation, to 65% of the outstanding voting stock of each such foreign subsidiary); (b) all present and future intercompany debt of the borrower and Stripes Holdings LLC and each subsidiary guarantor; (c) certain real property, including equipment and fixtures located on such real property, owned by the subsidiary guarantors; (d) substantially all of the present and future personal property and assets of the borrower and Stripes Holdings LLC and each subsidiary guarantor, including, but not limited to, inventory, accounts receivable, license rights, and other general intangibles, insurance proceeds and instruments; and (e) all proceeds and products of all of the foregoing. SUSP, its consolidated subsidiaries and its General Partner are not guarantors of the 2013 SUSS Revolver.
As of March 30, 2014, we had $272.8 million in borrowings under the 2013 SUSS Revolver and $2.0 million in standby letters of credit. The unused availability on the 2013 SUSS Revolver at March 30, 2014, was $225.2 million.
SUSP Revolving Credit Facility. On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a $250 million Revolving Credit Agreement with a syndicate of banks (the “SUSP Revolver”), expiring September 25, 2017. In December 2013, the SUSP Revolver commitments were increased by $150 million for a total of $400 million. The facility can be increased from time to time upon SUSP's written request, subject to certain conditions, up to an additional $100 million. Borrowings under this facility bear interest at a (i) base rate plus an applicable margin ranging from 1.00% to 2.25% or (ii) LIBOR plus an applicable margin ranging from 2.00% to 3.25% (determined with reference to SUSP's consolidated total leverage ratio). In addition, the unused portion of the SUSP Revolver is subject to a commitment fee ranging from 0.375% to 0.50%, based on SUSP's consolidated total leverage ratio.
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
As of March 30, 2014, the amount borrowed on the SUSP Revolver was $230.0 million and there were $10.9 million in standby letters of credit. The unused availability on the SUSP Revolver at March 30, 2014, was $159.1 million. SUSP was in compliance with all covenants at March 30, 2014.
Guaranty of SUSP Term Loan and SUSP Revolver
On September 25, 2012, in connection with the SUSP IPO, the Company entered into a Guaranty of Collection (the “Guaranty”) in connection with the SUSP Term loan and the SUSP Revolver. Pursuant to the Guaranty, SUSS guarantees the collection of (i) the principal amount outstanding under the SUSP Term Loan and (ii) the SUSP Revolver. SUSS' obligation under the Guaranty is limited to $180.7 million.  SUSS is not required to make payments under the Guaranty unless and until (a) SUSP has failed to make a payment on the SUSP Term Loan or SUSP Revolver, (b) the obligations under such facilities have been accelerated, (c) all remedies of the applicable lenders to collect the unpaid amounts due under such facilities, whether at law or equity, have been exhausted and (d) the applicable lenders have failed to collect the full amount owing on such facilities. In addition, effective September 25, 2012, the Company entered into a Reimbursement Agreement with Susser Petroleum Property Company LLC ("Propco"), a wholly owned subsidiary of SUSP, whereby the Company is obligated to reimburse Propco for any amounts paid by Propco under the guaranty of the SUSP Revolver executed by SUSP's subsidiaries. The Company's exposure under this reimbursement agreement is limited, when aggregated with its obligation under the Guaranty, to $180.7 million.
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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. Marketable securities were liquidated in the first quarter of 2014. The investments in debt securities, which typically mature in one year or less, were classified as held-to-maturity and valued at amortized cost, which approximates fair value. The fair value of marketable securities as of December 29, 2013 was measured using Level 1 inputs.

10.	Commitments and Contingencies

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

The components of net rent expense are as follows:

	Three Months Ended
	March 31, 2013	March 30, 2014
	(in thousands)
Cash rent:
Store base rent	$11,875	$12,022
Equipment rent	386	347
Contingent rent	70	68
Total cash rent	12,331	12,437
Non-cash rent:
Straight-line rent	(6)	(53)
Amortization of deferred gain	(585)	(558)
Net rent expense	$11,740	$11,826
Letters of Credit
We were contingently liable for $2.0 million related to irrevocable letters of credit required by various insurers and suppliers at March 30, 2014, under the SUSS Revolver. In addition we had $10.9 million related to irrevocable letters of credit required by various suppliers at March 30, 2014, under the SUSP Revolver.
Other
The Company periodically undergoes audits of sales and use tax. The Texas Comptroller of Public Accounts recently issued a sales and use tax deficiency determination in the amount of approximately $4.2 million, plus interest, for the period covering September 1, 2007 through November 30, 2011. The Company has reasonable arguments to support the position that substantial portions of the deficiency determinations are not due and owing. The Company intends to vigorously defend its position and believes its financial statements appropriately reflect any amounts that may be due as a result of this sales and use tax audit.
On May 6, 2014, two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware challenging the proposed acquisition of the Company by Energy Transfer Partners, L.P.: John Bruce Copeland, III, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9613-VCG; and Natalie Gordon, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9620-VCG. Both complaints name as defendants the Company, the members of our Board of Directors, and Energy Transfer Partners, L.P. and related entities. The complaints assert claims for breach of fiduciary duty against the members of our Board of Directors and against the Company and Energy Transfer Partners, L.P. and related entities for aiding and abetting breach of fiduciary duty. The complaints allege that the proposed merger consideration is inadequate and unfair, that the process leading up to the proposed acquisition is unfair, and that the merger agreement contains preclusive deal protection devices. The complaints seek to enjoin the proposed acquisition or rescind the acquisition to the extent it is consummated, rescissory damages, an accounting, a constructive trust, attorneys’ fees, expert fees and costs, and other equitable relief. The Company believes that the allegations of the complaints are without merit.

11.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended
	March 31, 2013	March 30, 2014
	(in thousands)
Cash interest expense	$9,890	$3,122
Capitalized interest	(490)	(88)
Amortization of loan costs and issuance discount, net	818	265
Cash interest income	(113)	(127)
Interest expense, net	$10,105	$3,172

12.	Income Tax
Our interim provision for income taxes is based on our estimated annual effective tax rate for the year of 28.6% plus any discrete items. For the three months ended March 30, 2014, our computed tax rate was 30.1%, as compared to the computed tax rate for the three months ended March 31, 2013 of 28.5%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross profit in Texas (“margin tax”). SUSP, as a limited partnership, is not generally subject to state and federal income tax, with the exception of the margin tax in the state of Texas. SUSP is subject to margin tax in the state of Texas and is included in the SUSS combined margin tax return. In addition, SUSS includes its share of the components of SUSP's taxable income in its U.S. and state income tax returns.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company files several income tax returns as well as either state income or franchise tax returns in Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2010 through 2013 tax years.
As of March 30, 2014, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

13.Shareholders’ Equity
A total of 125,000,000 shares of common stock $0.01 par value, have been authorized, of which 21,634,618 were issued and 21,439,944 were outstanding as of December 29, 2013, and 21,656,202 were issued and 21,649,256 were outstanding as of March 30, 2014. Included in these amounts are 159,558 and 163,255 shares as of December 29, 2013 and March 30, 2014, respectively, which represent restricted shares that are not yet vested. Treasury shares consist of 194,674 and 6,946 shares as of December 29, 2013 and March 30, 2014, respectively, which were originally issued as shares of restricted stock which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 343,365 shares of common stock are outstanding as of March 30, 2014, 234,061 of which are vested. Additionally, 505,007 restricted stock units are outstanding as of March 30, 2014, of which 332,408 remain subject to performance criteria in addition to time-vesting (See Note 14).
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 2).

Changes to equity during the three months ended March 30, 2014 are presented below:

	Susser Holdings Corporation Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
	(in thousands)
Balance at December 29, 2013	$415,467	$210,043	$625,510
Net income (loss)	(1,823)	5,049	3,226
Non-cash stock-based compensation	3,205	—	3,205
Excess tax benefits on stock-based compensation	1,665	—	1,665
Issuance of common stock	2,257	—	2,257
Repurchase of common stock	(8)	—	(8)
Distributions to noncontrolling interest	—	(5,305)	(5,305)
Balance at March 30, 2014	$420,763	$209,787	$630,550

14.	Share-Based Compensation

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 30, 2012	589,163	$13.24
Granted	65,000	48.12
Exercised	(101,543)	14.05
Forfeited or expired	(4,500)	20.98
Balance at December 29, 2013	548,120	17.17
Granted	—	—
Exercised	(194,255)	10.85
Forfeited or expired	(10,500)	50.21
Balance at March 30, 2014	343,365	$19.73
Exercisable at March 30, 2014	234,061	$13.17
Vested and expected to vest at March 30, 2014	337,669	$19.77

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at December 30, 2012	195,560	$18.89
Granted	61,270	45.73
Vested	(89,535)	17.62
Forfeited	(7,737)	29.65
Nonvested at December 29, 2013	159,558	29.39
Granted	18,831	60.58
Vested	(8,740)	44.05
Forfeited	(6,394)	28.33
Nonvested at March 30, 2014	163,255	$32.39

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 30, 2012	332,364	$21.85
Granted	465,299	48.01
Vested	(63,537)	17.37
Forfeited (1)	(194,387)	22.73
Nonvested at December 29, 2013	539,739	43.42
Granted	191,009	58.15
Vested	—	—
Forfeited (2)	(225,741)	44.26
Nonvested at March 30, 2014	505,007	$49.91
Remain subject to performance criteria	332,408	$56.98

(1) Includes a total of 171,192 units forfeited due to incomplete attainment of all performance criteria.
(2) Includes a total of 186,397 units forfeited due to incomplete attainment of all performance criteria.

During the first quarter of 2014, we granted 18,831 shares of restricted stock with an aggregate fair value of $1.1 million, which will be amortized over the requisite service period. During the first quarter of 2014, we granted 191,009 restricted stock units with an aggregate fair market value of $11.1 million, which will be amortized to expense over the requisite service period. The restricted stock units are subject to performance criteria and vest between 2015 and 2017. Included in the restricted stock units granted are 30,364 units subject to market performance conditions that were valued at an aggregate $1.4 million using a Lattice Model.
Phantom Common Unit Awards
SUSP has issued a total of 54,669 phantom unit awards to certain directors and employees of SUSS under the Susser Petroleum Partners LP 2012 Long Term Incentive Plan ("2012 LTIP") of which 6,354 were issued in the first quarter of 2014 with an aggregate fair value of $0.2 million. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units do not receive dividends until vested. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-to-three-year period and employee awards vest ratably over a two to five-year service period. The fair value of phantom units outstanding as of March 30, 2014 totaled $0.9 million. The fair value of phantom units that vested during the first quarter 2014 was $0.1 million.
 We recognized consolidated non-cash stock compensation expense of $1.6 million and $3.2 million during the three months ended March 31, 2013 and March 30, 2014, respectively, which is included in general and administrative expense.

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
The wholesale segment purchases fuel from a number of refiners and supplies it to the Company's retail stores, to independently-operated dealer stations under long-term supply agreements and to other end users of motor fuel. The wholesale segment includes all of the operations of SUSP, a consolidated VIE which began operations on September 25, 2012, along with other wholesale-segment activities not contributed to SUSP. Sales of fuel from the wholesale to retail segment were delivered at cost, including tax and freight, prior to September 25, 2012. Subsequent to this date, a profit margin was added. These amounts are reflected in the intercompany eliminations of motor fuel revenue and motor fuel cost of sales.
There are no external customers who are individually material. Amounts in the “All Other” column include APT, corporate overhead and other costs not allocated to the two primary segments.
Segment Financial Data for the Three Months Ended March 31, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$247,478	$—	$—	$—	$247,478
Motor fuel (4)	782,979	1,101,319	(646,725)	—	1,237,573
Other	9,932	7,914	(4,611)	141	13,376
Total revenue (4)	1,040,389	1,109,233	(651,336)	141	1,498,427
Gross profit:
Merchandise	81,833	—	—	—	81,833
Motor fuel	37,011	15,165	687	—	52,863
Other	9,932	3,820	(1,446)	36	12,342
Total gross profit	128,776	18,985	(759)	36	147,038
Selling, general and administrative (3)	106,891	7,070	—	2,840	116,801
Depreciation, amortization and accretion	11,963	2,727	(620)	112	14,182
Other operating expenses (income) (1)	385	17	—	46	448
Operating income (loss)	9,537	9,171	(139)	(2,962)	15,607
Unallocated interest expense, net	—	—	—	—	(10,105)
Unallocated other miscellaneous	—	—	—	—	(78)
Income before income taxes	$9,537	$9,171	$(139)	$(2,962)	$5,424
Gallons	223,477	367,263	(220,611)	—	370,129
Total assets (5)	$1,242,815	$368,602	$(54,384)	$28,962	$1,585,995
Gross capital expenditures (2)	$39,188	$28,966	$(26,100)	$—	$42,054

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

Segment Financial Data for the Three Months Ended March 30, 2014
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$276,375	$—	$—	$—	$276,375
Motor fuel	822,924	1,226,211	(682,558)	—	1,366,577
Other	10,850	11,984	(8,148)	(23)	14,663
Total revenue	1,110,149	1,238,195	(690,706)	(23)	1,657,615
Gross profit:
Merchandise	93,812	—	—	—	93,812
Motor fuel	32,544	18,670	1,025	—	52,239
Other	10,850	6,622	(4,027)	(53)	13,392
Total gross profit	137,206	25,292	(3,002)	(53)	159,443
Selling, general and administrative (3)	119,758	9,256	—	4,628	133,642
Depreciation, amortization and accretion	14,302	4,327	(1,787)	199	17,041
Other operating expenses (income) (1)	1,012	—	—	(39)	973
Operating income (loss)	2,134	11,709	(1,215)	(4,841)	7,787
Unallocated interest expense, net	—	—	—	—	(3,172)
Income before income taxes	$2,134	$11,709	$(1,215)	$(4,841)	$4,615
Gallons	250,270	433,756	(247,659)	—	436,367
Total assets (4)	$1,231,563	$434,492	$(155,210)	$30,731	$1,541,576
Gross capital expenditures (2)	$128,783	$33,231	$(27,535)	$—	$134,479

(1) Includes loss (gain) on disposal of assets and impairment charges.
(2) Gross capital expenditures include acquisitions and purchases of intangible assets and accrued amounts related to capital projects.
(3) Includes personnel, general and administrative, other operating and rent expenses.
(4) Properties subject to sale leaseback transactions between the wholesale and retail segments are included in assets for both segments and eliminated upon consolidation, due to their treatment in the retail segment as a financing arrangement.

16.	Earnings Per Share

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
Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, unvested stock and unvested stock units for the diluted computation. Additionally, for the diluted earnings per share computation, net earnings (loss) attributable to SUSS is reduced, where applicable, for the decrease in earnings from SUSS' limited partner unit ownership in SUSP that would have resulted assuming the incremental units related to SUSP's equity incentive plans had been issued during the respective periods. Shares not included in the denominator for basic EPS but evaluated for inclusion in the denominator for diluted EPS included options, unvested stock and unvested stock units granted under the 2006 and 2013 Equity Incentive Plans (See Note 13).

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
	March 31, 2013	March 30, 2014
	(dollars in thousands, except per share data)
Basic:
Net loss attributable to Susser Holdings Corporation	$(232)	$(1,823)
Weighted average number of common shares outstanding during the period	21,068,222	21,350,760
Per common share – basic	$(0.01)	$(0.09)
Diluted:
Net loss attributable to Susser Holdings Corporation (a)	$(237)	$(1,823)
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	21,068,222	21,350,760
Incremental common shares attributable to outstanding dilutive options and unvested restricted shares/units	—	—
Denominator for diluted earnings per common share	21,068,222	21,350,760
Per common share – diluted	$(0.01)	$(0.09)
Options and unvested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	580,597	636,295
(a) Adjusted for dilutive impact of the noncontrolling interest in SUSP of SUSP dilutive units.

17.	Subsequent Event

On April 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of Susser. By acquiring Susser, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). Under the terms of the Merger Agreement, the shareholders of Susser will have the option to elect to receive either $80.25 in cash or 1.4506 ETP common units, or a combination of both, for each share held. The shareholder election is subject to proration to ensure that aggregate cash paid and common units issued will each represent 50% of the aggregate merger consideration. All equity awards outstanding as of April 27, 2014 that have not vested on the date of completion of the Merger will immediately vest, with the exception of specified awards that will vest on January 2, 2015. For awards with open performance criteria, it will be assumed that performance was met a the target level.
Our board of directors has approved and adopted the Merger Agreement and has agreed to recommend that Susser’s shareholders approve and adopt the Merger Agreement, subject to certain exceptions set forth in the Merger Agreement. Susser has also agreed not to directly or indirectly solicit competing acquisition proposals or, subject to certain exceptions with respect to unsolicited proposals, to enter into discussions concerning, or provide confidential information in connection with, any alternative business combinations. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, Susser may be required to pay ETP a termination fee equal to $68 million. Completion of the Merger is subject to certain customary conditions, including approval by Susser shareholders and receipt of required regulatory approvals. The Merger Agreement also contains customary representations, warranties and covenants by each of the parties thereto. Additional information may be found in our filings with the U.S. Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 29, 2013. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the first quarter of 2013 and 2014 refer to the 13-week periods ended March 31, 2013 and March 30, 2014, respectively. EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR are non-GAAP financial measures of performance, each of which have limitations and should not be considered as a substitute for net income. Please see footnote (4) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Volatility in crude oil and wholesale petroleum costs;

•	Changing consumer preferences for alternative fuel sources or improvement in fuel efficiency;

•	Any changes in general economic, political or financial conditions

•	Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	Inability to build or acquire and successfully integrate new stores;

•	Dependence on our subsidiaries, including the Partnership, for cash flow generation;

•	Indirect exposure to the Partnership's business risks, by virtue of our significant relationships with the Partnership;

•	Operational limitations arising from our contractual agreements with the Partnership;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and tobacco;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Healthcare reform legislation and regulation;

•	Compliance with, or changes in, tax laws-including those impacting the tax treatment of the Partnership;

•	Dependence on two principal suppliers for merchandise;

•	Dependence on suppliers for credit terms;

•	Seasonal trends in the industries in which we operate;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Dependence on our information technology systems;

•	Severe or unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.
For a full discussion of these and other risks and uncertainties, please refer to “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013, and in each subsequent quarterly report on Form 10-Q, including this filing. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of the date hereof. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Overview

Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores and one of the largest motor fuel distributors in Texas based on our store count and other fuel volumes sold. As of March 30, 2014, our retail segment operated 629 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services. Our consolidated results include the operations of SUSP, of which we currently own 50.2% of the limited partner interests and 100% of SUSP's general partner. The share of SUSP's net income allocated to public limited partners is reflected as income attributable to noncontrolling interest.

For the three months ended March 30, 2014, we sold 436.4 million gallons of motor fuel.  We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores and independently operated consignment locations, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users.  We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment.  Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

On January 30, 2014, we completed the acquisition of 47 convenience stores, 19 dealer supply contracts and several tracts of land from Sac-N-Pac Stores, Inc. and 3W Warren Fuels, Ltd. (“Sac-N-Pac Acquisition”). The total purchase price was approximately $88 million plus inventories. Over time, we may elect to convert some of the sites to the Stripes brand, may add the Laredo Taco Company brand to certain locations or may elect to convert some sites to our wholesale dealer network.

We opened 49 new or acquired retail stores during the first quarter of 2014, for a total of 629 retail stores operated at the end of the quarter. We have opened two additional retail stores to date in the second quarter of 2014. We currently have 17 new stores under construction, and expect to add a total of 27 to 33 new retail stores during 2014 in addition to the 47 store acquired from Sac-N-Pac. Our wholesale segment added eight dealer and consignment sites and discontinued two during the first quarter of 2014, for a total of 616 independently operated sites supplied under long-term contracts at the end of the quarter. 19 of the new dealer contracts were acquired in Sac-N-Pac Acquisition, and excluding these acquired sites, we expect to add a total of 28 to 45 new dealer sites during 2014.

Our total revenues, net income (loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.7 billion, $(1.8) million and $29.0 million, respectively, for first quarter 2014, compared to $1.5 billion, $(0.2) million and $31.8 million, respectively, for first quarter 2013.  Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters.  For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile.  We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Crude oil costs averaged approximately $99 per barrel during the first quarter of 2014, a 4.6% increase over the first quarter of 2013 based on West Texas intermediate spot prices. Our motor fuel costs typically follow a similar pattern to crude oil movements, and generally rising fuel costs during the first quarter of 2014 contributed to a reduced retail fuel margin compared to the first quarter of 2013, although the first quarter retail fuel margin of 13.0 cents per gallon was slightly above the five-year first quarter average of 11.2 cents per gallon.

Wholesale segment third-party fuel margin averaged 6.1 cents per gallon for the first quarter of 2014, compared to 5.9 cents per gallon for the first quarter of 2013. Fuel gross profit represented 32.1% of our consolidated gross profit for the three months ending March 30, 2014 versus 35.5% for the three months ending March 31, 2013.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the United States.  Additionally, we believe our business has generally remained more resilient through economic cycles than many other retail formats.  We have reported positive comparable annual merchandise results for each of the last 25 years, a key metric we use to monitor performance. For the first quarter of 2014 we grew same store sales by 1.9%. We also saw a 2.0% increase in average gallons sold per retail store for the first quarter 2014, or 4.2% excluding the recently acquired Sac-N-Pac stores.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of March 30, 2014, we had total consolidated revolver borrowings for SUSS and SUSP of $502.8 million and $12.9 million in standby letters of credit, with consolidated unused availability of $384.3 million. We had consolidated cash on the balance sheet of $24.4 million. At the end of the first quarter 2014, our consolidated net debt (total debt less cash) to last 12 months EBITDA was 2.9 times.

On April 27, 2014, the Company entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of SUSS. By acquiring SUSS, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). Additional information is provided in Note 17 of our Notes to Consolidated Financial Statements.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended
	March 31, 2013	March 30, 2014
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$247,478	$276,375
Motor fuel—retail	782,979	822,924
Motor fuel—wholesale to third parties (3)	454,594	543,653
Other	13,376	14,663
Total revenue (3)	$1,498,427	$1,657,615
Gross profit:
Merchandise	$81,833	$93,812
Motor fuel—retail	37,011	32,544
Motor fuel—wholesale to third parties (2)	8,633	11,325
Motor fuel—wholesale to Stripes (2)	6,532	7,345
Other, including intercompany eliminations	13,029	14,417
Total gross profit	$147,038	$159,443
Adjusted EBITDA (4):
Retail	$21,885	$17,447
Wholesale	12,320	16,743
Other	(2,409)	(5,184)
Total Adjusted EBITDA	$31,796	$29,006
Retail merchandise margin	33.1%	33.9%
Merchandise same-store sales growth (1)	4.2%	1.9%
Average per retail store per week:
Merchandise sales	$34.1	$34.7
Motor fuel gallons sold	31.1	31.7
Motor fuel gallons sold:
Retail	223,477	250,270
Wholesale - third party	146,652	186,097
Average retail price of motor fuel per gallon	$3.50	$3.29
Motor fuel gross profit cents per gallon:
Retail (2)	16.6 ¢	13.0 ¢
Wholesale - third party (2)	5.9 ¢	6.1 ¢
Retail credit card expense cents per gallon	5.5 ¢	5.5 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

(2)	The wholesale margin from third parties excludes sales and gross profit to the retail segment.

(3)
In the fourth quarter of 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(4)
We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes, net income attributable to noncontrolling interest and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our revolving credit facility and indenture governing our debt agreements and indentures. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not presented in accordance with GAAP.
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

The following tables present a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended
	March 31, 2013	March 30, 2014
	(in thousands)
Net loss attributable to Susser Holdings Corporation	$(232)	$(1,823)
Net income attributable to noncontrolling interest	4,108	5,049
Depreciation, amortization and accretion	14,182	17,041
Interest expense, net	10,105	3,172
Income tax expense	1,548	1,389
EBITDA	29,711	24,828
Non-cash stock based compensation	1,559	3,205
Loss on disposal of assets and impairment charge	448	973
Other miscellaneous expense	78	—
Adjusted EBITDA	31,796	29,006
Rent	11,740	11,826
Adjusted EBITDAR	$43,536	$40,832

	Fiscal Year Ended				Twelve Months Ended
	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013	March 31, 2013	March 30, 2014 (1)
	(in thousands)
Net income attributable to Susser Holdings Corporation	$786	$47,457	$46,725	$14,331	$47,021	$12,740
Net income attributable to noncontrolling interest	3	14	4,572	18,473	8,678	19,414
Depreciation, amortization and accretion	43,998	47,320	51,434	61,368	53,053	64,227
Interest expense, net	64,039	40,726	41,019	47,673	40,797	40,740
Income tax expense	4,994	26,347	33,645	16,940	35,528	16,781
EBITDA	113,820	161,864	177,395	158,785	185,077	153,902
Non-cash stock based compensation	2,825	3,588	4,337	7,760	4,724	9,406
Loss on disposal of assets and impairment charge	3,193	1,220	694	2,216	1,435	2,741
Other miscellaneous expense	174	346	471	287	507	209
Adjusted EBITDA	120,012	167,018	182,897	169,048	191,743	166,258
Rent	42,623	45,738	46,407	47,468	46,375	47,554
Adjusted EBITDAR	$162,635	$212,756	$229,304	$216,516	$238,118	$213,812
________________

(1)
Each of the line items for the twelve month period ended March 30, 2014 reflects the corresponding items for the fiscal year ended December 29, 2013, plus the items for the three months ended March 30, 2014, less the items for the three months ended March 31, 2013.

Refer to Note 15 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Retail Segment		Wholesale Segment		All Other		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014
	(in thousands)
Operating income (loss)	$9,537	$2,134	$9,171	$11,709	$(3,101)	$(6,056)	$15,607	$7,787
Depreciation, amortization and accretion	11,963	14,302	2,727	4,327	(508)	(1,588)	14,182	17,041
Other miscellaneous	—	—	—	—	(78)	—	(78)	—
EBITDA	21,500	16,436	11,898	16,036	(3,687)	(7,644)	29,711	24,828
Non-cash stock based compensation	—	—	405	707	1,154	2,498	1,559	3,205
Loss (gain) on disposal of assets and impairment charge	385	1,012	17	—	46	(39)	448	973
Other operating expenses	—	—	—	—	78	—	78	—
Adjusted EBITDA	21,885	17,448	12,320	16,743	(2,409)	(5,185)	31,796	29,006
Rent	10,874	10,968	860	855	6	3	11,740	11,826
Adjusted EBITDAR	$32,759	$28,416	$13,180	$17,598	$(2,403)	$(5,182)	$43,536	$40,832
Another key metric we use to measure our performance is “Fuel-Margin-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Margin-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Margin-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has increased 5% for the last twelve months ended March 30, 2014 compared the last twelve months ended March 31, 2013.

	Fiscal Year Ended					Twelve Months Ended
	January 2, 2011		January 1, 2012	December 30, 2012	December 29, 2013	March 31, 2013	March 30, 2014
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$162,635		$212,756	$229,304	$216,516	$238,118	$213,812
Adjustments:
CPG neutral adjustment - retail (2)	5,794		(22,462)	(18,416)	4,134	(30,992)	13,218
CPG neutral adjustment - wholesale (3)	1,774		(1,641)	(3,315)	(6,504)	(5,213)	(7,351)
Bonus & 401(k) match adjustment (4)	8,558		9,927	9,707	3,018	10,207	3,047
Fuel-Neutral Adjusted EBITDAR	$178,761		$198,580	$217,280	$217,164	$212,120	$222,726
Percent change from prior period (5)	8%		11%	9%	0%		5%

CPG adjustment - retail fuel (2)	0.8	¢	(2.9)¢	(2.2)¢	0.4 ¢	(3.6)¢	1.4 ¢
CPG adjustment - wholesale fuel (3)	0.4	¢	(0.3)¢	(0.6)¢	(1.0)¢	(0.9)¢	(1.1)¢

(1)	Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in the preceding tables.

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

(4)	Since our management bonus and discretionary 401(k) match are partly based on results including actual fuel margins, we also exclude these amounts to eliminate volatility related to fuel margins.

(5)	Calendar year periods compared to prior calendar year. Twelve-month period ended March 30, 2014 is compared to the twelve months ended March 31, 2013.

First Quarter 2014 Compared to First Quarter 2013
The following discussion of results for first quarter 2014 compared to first quarter 2013 compares the 13-week period of operations ended March 30, 2014 to the 13-week period of operations ended March 31, 2013. During the first quarter of 2014 we operated an average of 611 retail stores, 53 more than in the first quarter of 2013.
Total Revenue. Total revenue for first quarter 2014 was $1.7 billion, an increase of $159.2 million, or 10.6%, from first quarter 2013. The increase in total revenue was driven by a 19.6% increase in wholesale fuel revenue to third parties, an increase in merchandise sales of 11.7%, and a 5.1% increase in retail fuel revenue, as further discussed below.
Total Gross Profit. Total gross profit for first quarter 2014 was $159.4 million, an increase of $12.4 million, or 8.4% from first quarter 2013. The increase was primarily due to the increase in merchandise gross profit of $12.0 million, and an increase on other gross profit of $1.4 million, partly offset by a decrease in fuel gross profit of $1.0 million, as further discussed below. Included in the increase is the impact of new stores constructed or acquired during 2013 and 2014 ($12.0 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $276.4 million for first quarter 2014, an increase of $28.9 million, or 11.7% over first quarter 2013. The increase was due to a 1.9% merchandise same-store sales increase, accounting for $4.7 million of the increase, with the balance due to new stores built or acquired in 2013 and 2014. Merchandise same-store sales include food service sales but do not include motor fuel sales. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. Key categories contributing to the merchandise same-store sales increase were food service, snacks and packaged drinks. Our merchandise sales were negatively impacted by colder, wetter weather this year compared to 2013.
Merchandise gross profit was $93.8 million for the first quarter 2014, a 14.6% increase over first quarter 2013, which was driven by the increase in merchandise sales and an increase in margin. Merchandise margin as a percent of sales was 33.9% in the first quarter of 2014, compared to 33.1% in the first quarter 2013. Key categories contributing to the merchandise gross profit dollar growth were food service, cigarettes and packaged drinks. Improvement in shortage control and food service mix also contributed to the gross profit increase. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first quarter 2014 were $822.9 million, an increase of $39.9 million, or 5.1% over first quarter 2013, driven by a 12.0% increase in retail gallons sold. The increase was partly offset by a 6.2% decrease in the average retail price of motor fuel, to $3.29 per gallon. We sold an average of approximately 31,700 gallons per retail store per week in the first quarter 2014, 2.0% more than in the first quarter 2013. Excluding the acquired Sac-N-Pac stores our average gallons per store grew 4.2% over the prior year. Retail motor fuel gross profit decreased by $4.5 million or 12.1% from first quarter 2013 due to a decrease in the gross profit per gallon, offset by $4.4 million gross profit related to the increase in gallons sold. Our average retail fuel margin decreased from 16.6 cents per gallon to 13.0 cents per gallon for first quarter 2013 and first quarter 2014, respectively. This decrease in fuel margin decreased retail fuel gross profit by $8.9 million. After deducting credit card fees, our net fuel margin decreased from 11.1 cents per gallon to 7.5 cents per gallon from first quarter 2013 to first quarter 2014.

Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues from third parties for the first quarter 2014 were $543.7 million, a 19.6% increase over first quarter 2013. The increase was primarily driven by a 26.9% increase in gallons sold, almost half of which is attributable to the Gainesville Fuel acquisition completed in September 2013, partly offset by a 5.8% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $18.7 million increased $3.5 million or 23.1% from first quarter 2013, due to the increase in gallons sold and a 3.4% increase in the gross profit per gallon from third parties from 5.9 to 6.1 cents per gallon (resulting in a $0.4 million increase in gross profit).
Other Revenue and Gross Profit. Other revenue of $14.7 million for first quarter 2014 increased by $1.3 million or 9.6% from first quarter 2013, with a $1.4 million or 10.7% increase in associated gross profit. Of this increase, $0.5 million was attributable to an increase in ATM income, $0.3 million to an increase in lottery income income and $0.2 million to an increase in car wash income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first quarter 2014, personnel expense increased $7.3 million or 14.3% over first quarter 2013. Of the increase in personnel expense, $6.1 million was attributable to the new stores acquired or constructed during 2013 and 2014. As a percentage of merchandise sales, personnel expense increased by 50 basis points to 21.1% compared to last year, mostly attributable to start-up costs related to the increased number of new stores recently opened or acquired, including those acquired in the Sac-N-Pac acquisition, additional training and a higher proportion of restaurant sales which require approximately two to three times the labor per dollar of sales. Also impacting personnel expense are the additional costs of healthcare mandated by the Affordable Care Act. Direct labor (excluding benefits) as a percentage of merchandise sales on a same-store basis improved by 9 basis points compared to first quarter 2013.

	Three Months Ended
	March 31, 2013		March 30, 2014
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$50,967	20.6%	$58,266	21.1%	$7,299	14.3%

General and Administrative Expenses. For first quarter 2014, general and administrative ("G&A") expenses increased by $3.4 million, or 24.3%, from first quarter 2013. The increase is primarily due to increased support expense related to additional stores and expanded wholesale fuel distribution business, and increased non-cash stock based compensation expense. The following table shows the relative components of G&A expenses expressed as a percent of non fuel revenue plus fuel gallons (in thousands):

	Three Months Ended
	March 31, 2013		March 30, 2014
		% of Non Fuel Revenue and Fuel Gallons		% of Non Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$14,047	2.2%	$17,457	2.4%	$3,410	24.3%
Less: Non-cash stock based compensation	(1,559)	(0.2)%	(3,205)	(0.4)%	(1,646)	105.6%
Other G&A expense	$12,488	2.0%	$14,252	2.0%	$1,764	14.1%
Non Fuel Revenue and Fuel Gallons (1)	630,982		727,405
(1) Non fuel revenue and fuel gallons is the sum of merchandise revenue, other revenue, and total fuel gallons. This metric is used as a fuel-price-neutral proxy for total revenue, as it eliminates the variability of fuel prices.
Other Operating Expenses. Other operating expenses increased by $6.0 million or 15.1% over first quarter 2013.  Operating expenses related to new stores accounted for $2.8 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	March 31, 2013		March 30, 2014
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Credit card expense	$12,333	5.0%	$13,773	5.0%	$1,440	11.7%
Utilities	5,669	2.3%	6,937	2.5%	1,268	22.4%
Maintenance	7,276	2.9%	7,568	2.7%	292	4.0%
Supplies	3,408	1.4%	3,950	1.4%	542	15.9%
Other operating expenses	11,361	4.6%	13,865	5.0%	2,504	22.0%
Total other operating expenses	$40,047	16.2%	$46,093	16.7%	$6,046	15.1%
Credit card expenses are directly tied to the cost of fuel and were 1.6% and 1.7% of retail fuel revenue for first quarter 2013 and first quarter 2014, respectively. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores, as well as increased costs related to the Gainesville Fuel business acquired in September 2013. Excluding credit card fees, other operating expenses as a percentage of merchandise sales was 11.7% in first quarter 2014 compared with first quarter 2013 at 11.2%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $1.0 million in the first quarter 2014 compared to $0.5 million in the first quarter of 2013, primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for first quarter 2014 of $17.0 million was up $2.9 million, or 20.2%, from first quarter 2013 due to additional assets in service.
Income from Operations. Income from operations for first quarter 2014 was $7.8 million, compared to $15.6 million for first quarter 2013. The decrease is primarily attributable to increases in personnel and operating expenses partly offset by higher gross profit of $12.4 million, as described above.
Interest Expense. Interest expense for the quarter decreased by $6.9 million over last year, primarily attributable to the debt redemption in May 2013.
Income Tax. The income tax expense accrued for first quarter 2014 was $1.4 million compared to $1.5 million for the first quarter of 2013. See Note 12 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest share of SUSP's net income for the first quarter of 2014 was $5.0 million compared to $4.1 million in 2013, reflecting the increased net income of SUSP.
Net Loss Attributable to Susser Holdings Corporation. We recorded net loss attributable to Susser Holdings Corporation for the first quarter 2014 of $1.8 million, compared to net loss attributable to Susser Holdings Corporation of $0.2 million for 2013. The decrease is primarily due to the same factors impacting operating income and interest expense and by the increase in noncontrolling interest related to SUSP, as described above.
Adjusted EBITDA. Adjusted EBITDA for first quarter 2014 was $29.0 million, a decrease of $2.8 million, or 8.8% compared to first quarter 2013. Retail segment Adjusted EBITDA of $17.4 million decreased by $4.4 million, or 20.3% compared to first quarter 2013, primarily due to lower fuel margin. Wholesale segment Adjusted EBITDA of $16.7 million increased by $4.4 million, or 35.9% from first quarter 2013, primarily resulting from the higher fuel gross profit and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $5.2 million for the quarter, compared to net expenses of $2.4 million for the same period in 2013.

Liquidity and Capital Resources
Cash Flows from Operations. Cash flows from operations are our main source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facilities and other debt or equity transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; (iii) fuel margins have historically trended lower in the first quarter; and (iv) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.
Cash flows used in operations were $15.0 million and $4.5 million for the first three months of 2014 and 2013, respectively. The change in our cash used in operating activities for the respective periods was primarily attributable to changes in operating results as previously discussed, and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax, interest and rent payments. We had $24.4 million of cash and cash equivalents on hand at March 30, 2014, compared to $22.5 million cash and cash equivalents at December 29, 2013.
Capital Expenditures. Gross capital expenditures, which include acquisitions, purchase of intangibles and accrued expenditures, were $139.1 million and $37.7 million during the first three months of 2014 and 2013, respectively. Included in capital expenditures are investments in dealer supply contracts and other intangible assets, excluding Sac-N-Pac, of $0.9 million and $0.3 million for 2014 and 2013, respectively, and are reflected as intangible assets on our balance sheet. Also included in the first quarter capital expenditures is approximately $88 million for the Sac-N-Pac Acquisition. During the first three months of 2014, we opened two newly constructed large-format retail stores. Two additional stores have been opened to date in the second quarter. We currently have another 17 stores under construction. Excluding the Sac-N-Pac Acquisition, we expect to open a total of 27 to 33 new retail stores and 28 to 45 new dealer sites during 2014.
Following is a summary of our recent operating site additions and closures by segment:

Three Months Ended
March 30, 2014
Retail stores:
Number at beginning of period	580
New stores	2
Acquired stores	47
Closed stores	—
Number at end of period	629
Wholesale dealer and consignment locations:
Number at beginning of period	591
New locations	8
Acquired locations	19
Closed locations	(2)
Number at end of period	616
Other Investing Activities. During the first three months of 2014, we funded a portion of our new store construction by selling and leasing back seven newly-constructed Stripes® stores to SUSP, for a total of $27.5 million in proceeds, including $0.2 million for post-closing adjustments to true-up estimated costs to final costs on four stores previously sold to SUSP. SUSP funded these purchases by liquidating the remaining balance of its marketable securities.
Cash Flows from Financing Activities. At March 30, 2014, our consolidated outstanding debt was $507.3 million and cash on the balance sheet was $24.4 million. Our net debt position at the end of the quarter is summarized as follows (in thousands):

	SUSP	SUSS	Total Consolidated
2013 SUSS revolver	$—	$272,780	$272,780
SUSP revolver	230,000	—	230,000
Other notes payable	4,068	468	4,536
Total debt outstanding	234,068	273,248	507,316
Cash	5,957	18,413	24,370
Debt less cash	$228,111	$254,835	$482,946

Additional details of our long-term debt are provided in Note 8 in the accompanying Notes to Consolidated Financial Statements.
During the first quarter of 2014, SUSS drew approximately $84 million on the 2013 SUSS Revolver which was used primarily to fund the Sac-N-Pac Acquisition.
During the first quarter of 2014, SUSP drew approximately $74 million on the SUSP Revolver, of which $26 million which was used to repay the remaining balance of the SUSP Term Loan. Accordingly, in the first quarter of 2014, the remaining balance of the marketable securities collateralizing this loan was sold and the proceeds were used to fund growth capital expenditures.
SUSP made a $5.3 million distribution to public unit holders on February 28, 2014, related to its operations for the fourth quarter of 2013. SUSP declared a quarterly distribution of $0.5021 per unit related to its first quarter 2014 operations, payable on May 30, 2014.
Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at quarter-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$400,000	$230,000	$10,875	$159,125
2013 SUSS Revolver	500,000	272,780	2,017	225,203
Total	$900,000	$502,780	$12,892	$384,328
Our ability to meet our debt service obligations and other capital requirements including capital expenditures, as well as the cost of potential acquisitions and new store openings, will depend on our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to repay, redeem or repurchase our existing indebtedness, and although we may refinance all or part of our indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. In addition, any of the items discussed in detail under “Item A. Risk Factors” of our Annual Report on Form 10-K may also significantly impact our liquidity.

Contractual Obligations and Commitments
Contractual Obligations. We have contractual obligations which are required to be settled in cash. Since the end of 2013, we have repaid the SUSP Term Loan and borrowed additional amounts on the SUSS and SUSP revolvers. See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information on our debt transactions.
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	March 30, 2014
	Fee	Leased
Operating sites:
Retail	304	326
Wholesale - SPC	9	26
Wholesale - SUSP	87	12
Inter-company leases	—	(40)
Total	400	324
Office locations	14	8
Properties under construction	15	2
Properties held for future development	50	—
Income producing properties	41	15
Surplus properties	48	2
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

Quarterly Results of Operations and Seasonality
The following table sets forth certain unaudited financial and operating data for each of the last five quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2013						2014
	(dollars and gallons in thousands, except per share amounts)
	1st QTR	2nd QTR	3rd QTR		4th QTR		1st QTR
Merchandise sales	$247,478	$274,727	$281,610		$262,207		$276,375
Motor fuel sales:
Retail	782,979	805,850	825,440		756,797		822,924
Wholesale	454,594	471,079	490,996		504,996		543,653
Other income	13,376	13,853	13,550		14,283		14,663
Total revenue	1,498,427	1,565,509	1,611,596		1,538,283		1,657,615
Merchandise gross profit	81,833	94,131	95,195		90,195		93,812
Motor fuel gross profit:
Retail	37,011	42,987	43,708		34,664		32,544
Wholesale	15,165	17,081	19,949		18,335		18,670
Other gross profit	13,029	13,811	13,367		13,702		14,417
Total gross profit	147,038	168,010	172,219		156,896		159,443
Income from operations	15,607	33,449	31,043		17,605		7,787
Net income (loss) attributable to Susser Holdings Corporation	$(232)	$(4,260)	$12,897		$5,926		$(1,823)
Earnings (loss) per common share:
Basic	$(0.01)	$(0.20)	$0.61		$0.28		$(0.09)
Diluted	$(0.01)	$(0.20)	$0.59		$0.27		$0.09
Merchandise margin	33.1%	34.3%	33.8%		34.4%		33.9%
Fuel gallons:
Retail	223,477	236,075	239,387		237,293		250,270
Wholesale	146,652	156,165	162,117		177,164		186,097
Motor fuel margin:
Retail (a)	16.6 ¢	18.2 ¢	18.3	¢	14.6	¢	13.0 ¢
Wholesale (b)	5.9 ¢	6.4 ¢	7.8	¢	6.3	¢	6.1 ¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.

(b)	Third party sales excludes sales to retail segment.

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
Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 29, 2013.
As one of our critical accounting policies, goodwill is not amortized, but is tested annually for impairment, or more frequently, if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of March 30, 2014.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 30, 2014, we had a total of $502.8 million debt outstanding, on a consolidated basis, which bears interest at variable rates. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at March 30, 2014, would be to change interest expense by approximately $5.0 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at December 29, 2013 or March 30, 2014.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk associated with bulk fuel operations through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. We had 66 positions with a negative fair value of $68,200 outstanding at December 29, 2013 and 266 positions with a negative fair value of $83,100 outstanding at March 30, 2014.

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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2014, two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware challenging the proposed acquisition of the Company by Energy Transfer Partners, L.P.: John Bruce Copeland, III, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9613-VCG; and Natalie Gordon, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9620-VCG. Both complaints name as defendants the Company, the members of our Board of Directors, and Energy Transfer Partners, L.P. and related entities. The complaints assert claims for breach of fiduciary duty against the members of our Board of Directors and against the Company and Energy Transfer Partners, L.P. and related entities for aiding and abetting breach of fiduciary duty. The complaints allege that the proposed merger consideration is inadequate and unfair, that the process leading up to the proposed acquisition is unfair, and that the merger agreement contains preclusive deal protection devices. The complaints seek to enjoin the proposed acquisition or rescind the acquisition to the extent it is consummated, rescissory damages, an accounting, a constructive trust, attorneys’ fees, expert fees and costs, and other equitable relief. The Company believes that the allegations of the complaints are without merit.
Additionally, we are parties to various legal actions in the ordinary course of our business. We believe these actions are generally routine in nature and incidental to the operation of our business or are otherwise immaterial. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolutions of these matters will not have a material adverse effect on our business, financial condition or prospects.

Item 1A. Risk Factors

You should carefully consider the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2013, as well as the section within this report entitled “Forward-Looking Statements” under Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making any investment decision with respect to our securities. The risks and uncertainties described in our annual report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

SUSSER HOLDINGS CORPORATION
Date: May 9, 2014	By	/s/ Mary E. Sullivan
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