Form 10-Q
period 2014-06-29
Susser Holdings CORP
filed 2014-08-08
CIK 1361709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE	21,683,099 SHARES
(Class)	(Outstanding at August 1, 2014)

SUSSER HOLDINGS CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Susser Holdings Corporation
Consolidated Balance Sheets

	December 29, 2013	June 29, 2014
		unaudited
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents (SUSP: $8,150 and $6,769, respectively)	$22,461	$26,767
Accounts receivable, net of allowance for doubtful accounts of $480 at December 29, 2013 and $654 at June 29, 2014 (SUSP: $69,005 and $74,212, respectively)	139,146	163,437
Inventories, net (SUSP: $11,122 and $38,971, respectively)	126,521	166,739
Other current assets (SUSP: $66 and $710, respectively)	7,704	8,271
Total current assets	295,832	365,214
Property and equipment, net (SUSP: $180,127 and $239,590, respectively)	736,860	897,523
Other assets:
Marketable securities (SUSP: $25,952 and $0, respectively)	25,952	—
Goodwill (SUSP: $22,823 and $22,823, respectively)	254,285	255,273
Intangible assets, net (SUSP: $22,772 and $24,292, respectively)	41,984	44,912
Other noncurrent assets (SUSP: $188 and $259, respectively)	19,692	22,214
Total assets	$1,374,605	$1,585,136
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable (SUSP: $27,810 and $29,520, respectively)	$189,587	$222,739
Accrued expenses and other current liabilities (SUSP: $11,427 and $12,960, respectively)	64,571	69,286
Current maturities of long-term debt (SUSP: $500 and $499, respectively)	535	540
Total current liabilities	254,693	292,565
Revolving lines of credit (SUSP: $1,410 and $51,574, respectively)	345,460	529,860
Long-term debt (SUSP: $2,500 and $2,500, respectively)	29,874	3,986
Deferred tax liability, long-term portion (SUSP: $222 and $207, respectively)	77,119	72,620
Other noncurrent liabilities (SUSP: $2,159 and $2,192, respectively)	41,949	40,847
Total liabilities	749,095	939,878
Commitments and contingencies:
Shareholders’ equity:
Susser Holdings Corporation shareholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 21,634,618 issued and 21,439,944 outstanding at December 29, 2013; 21,702,922 issued and 21,678,700 outstanding as of June 29, 2014	214	216
Additional paid-in capital	285,376	292,164
Treasury stock, common shares, at cost; 194,674 as of December 29, 2013; 24,222 as of June 29, 2014	(5,378)	(1,955)
Retained earnings	135,255	145,758
Total Susser Holdings Corporation shareholders’ equity	415,467	436,183
Noncontrolling interest	210,043	209,075
Total shareholders’ equity	625,510	645,258
Total liabilities and shareholders’ equity	$1,374,605	$1,585,136
Parenthetical amounts represent assets and liabilities attributable to Susser Petroleum Partners LP ("SUSP") as of December 31, 2013 and June 30, 2014, reportable due to SUSP being a consolidated variable interest entity.
See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Operations and Comprehensive Income
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(dollars in thousands, except share and per share amounts)
Revenues:
Merchandise sales	$274,727	$318,186	$522,205	$594,561
Motor fuel sales	1,276,929	1,541,342	2,514,502	2,907,919
Other income	13,853	15,146	27,229	29,809
Total revenues	1,565,509	1,874,674	3,063,936	3,532,289
Cost of sales:
Merchandise	180,596	210,494	346,241	393,057
Motor fuel	1,216,042	1,470,359	2,400,752	2,784,697
Other	861	1,114	1,895	2,385
Total cost of sales	1,397,499	1,681,967	2,748,888	3,180,139
Gross profit	168,010	192,707	315,048	352,150
Operating expenses:
Personnel	50,655	63,332	101,622	121,598
General and administrative	11,263	18,375	25,310	35,832
Other operating	44,656	52,649	84,703	98,742
Rent	12,164	11,747	23,904	23,573
Loss on disposal of assets and impairment charge	679	898	1,127	1,871
Depreciation, amortization and accretion	15,144	18,338	29,326	35,379
Total operating expenses	134,561	165,339	265,992	316,995
Income from operations	33,449	27,368	49,056	35,155
Other income (expense):
Interest expense, net	(32,667)	(3,621)	(42,772)	(6,793)
Other miscellaneous	(161)	—	(239)	—
Total other expense, net	(32,828)	(3,621)	(43,011)	(6,793)
Income before income taxes	621	23,747	6,045	28,362
Income tax expense	(47)	(6,641)	(1,595)	(8,030)
Net income and comprehensive income	574	17,106	4,450	20,332
Less: Net income and comprehensive income attributable to noncontrolling interest	4,834	4,781	8,942	9,830
Net income (loss) and comprehensive income (loss) attributable to Susser Holdings Corporation	$(4,260)	$12,325	$(4,492)	$10,502
Net income (loss) per share attributable to Susser Holdings Corporation:
Basic	$(0.20)	$0.57	$(0.21)	$0.49
Diluted	$(0.20)	$0.56	$(0.21)	$0.48
Weighted average shares outstanding:
Basic	21,138,278	21,521,198	21,103,250	21,435,979
Diluted	21,138,278	21,892,850	21,103,250	21,913,534

See accompanying notes

Susser Holdings Corporation
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	June 30, 2013	June 29, 2014
	(in thousands)
Cash flows from operating activities:
Net income and comprehensive income	$4,450	$20,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	29,326	35,379
Amortization of deferred financing fees/debt discount, net	1,318	566
Loss on disposal of assets and impairment charge	1,127	1,871
Non-cash stock based compensation	2,818	6,611
Deferred income tax	4,980	(4,609)
Loss on early extinguishment of debt	26,163	—
Excess tax benefits from stock-based compensation	(1,684)	(2,801)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,365)	(24,172)
Inventories	(15,548)	(33,340)
Other assets	(11,974)	(287)
Accounts payable	18,840	32,979
Accrued liabilities	(13,435)	4,496
Other noncurrent liabilities	(7,656)	(2,726)
Net cash provided by operating activities	27,360	34,299
Cash flows from investing activities:
Capital expenditures	(98,906)	(112,343)
Purchase of intangibles	(868)	(1,455)
Proceeds from disposal of property and equipment	86	446
Acquisitions, net of cash acquired	—	(93,915)
Redemption of marketable securities	565,233	25,952
Purchase of marketable securities	(512,863)	—
Net cash used in investing activities	(47,318)	(181,315)
Cash flows from financing activities:
Payments on long-term debt	(495,378)	(25,883)
Revolving line of credit, net	269,280	184,400
Loan origination costs	(3,395)	—
Proceeds from issuance of equity, net of issuance costs	872	810
Purchase of shares for treasury	(390)	(8)
Excess tax benefits from stock-based compensation	1,684	2,801
Distributions to noncontrolling unitholders	(9,559)	(10,798)
Net cash provided by (used in) financing activities	(236,886)	151,322
Net increase (decrease) in cash	(256,844)	4,306
Cash and cash equivalents at beginning of year	286,232	22,461
Cash and cash equivalents at end of period	$29,388	$26,767
Supplemental disclosure of noncash financing activity:
Issuance of stock from treasury	$(1,137)	$—
Supplemental disclosure of noncash investing activity:
Capital expenditures included in accounts payable and accruals at end of period	$3,495	$3,771
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
On April 27, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of Susser. By acquiring Susser, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). Under the terms of the Merger Agreement, the shareholders of Susser will have the option to elect to receive either $80.25 in cash or 1.4506 ETP common units, or a combination of both, for each share held. The shareholder election is subject to proration to ensure that aggregate cash paid and common units issued will each represent 50% of the aggregate merger consideration. All equity awards outstanding as of April 27, 2014 that have not vested on the date of completion of the Merger will immediately vest, with the exception of specified awards that will vest on January 2, 2015. For awards with open performance criteria, it will be assumed that performance was met at the target level.
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
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year is 52 or 53 weeks and ends on the Sunday closest to December 31. All references to fiscal 2013 refer to the 52-week period ended December 29, 2013. All references to the second quarter and first half 2013 and 2014 refer to the 13-week and 26-week periods ended June 30, 2013 and June 29, 2014, respectively. Stripes and APT follow the same accounting calendar as the Company. SUSP and SPC use calendar month accounting periods and end their fiscal year on December 31. The accompanying Consolidated Financial Statements include the financial results of SUSP and SPC through June 30.
The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of the Company and its subsidiaries, and all amounts at June 29, 2014 and for the three and six months ended June 30, 2013 and June 29, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and which are of a normal, recurring nature.
Our results of operations for the three and six months ended June 30, 2013 and June 29, 2014 are not necessarily indicative of results to be expected for the full fiscal year. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.
The interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
Certain line items have been reclassified for presentation purposes. In the fourth quarter of 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales and cost of motor fuel sales to be consistent with its presentation of all other retail motor fuel sales. The effect of this immaterial error was to increase motor fuel sales and motor fuel cost of sales by $11.6 million and $23.7 million for the three and six months ended June 30, 2013. This revision had no impact on gross margin, income from operations, net income and comprehensive income, or the balance sheets or statements of cash flows.

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
Effective on the closing date of the SUSP IPO, SUSP entered into a revolving credit agreement ("SUSP Revolver") with a syndicate of banks which provides for borrowings under a revolving credit facility with total loan availability of $250 million. In December 2013, the revolving credit facility commitments were increased by $150 million to a total of $400 million. SUSP also entered into a term loan and security agreement (“SUSP Term Loan”) under which SUSP borrowed $180.7 million concurrent with the closing of its IPO. The SUSP Term Loan was collateralized by marketable securities in an amount equal to at least 98.0% of the SUSP Term Loan balance outstanding. The SUSP Term Loan was repaid and marketable securities liquidated during the first quarter of 2014.
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

SUSP is a consolidated variable interest entity ("VIE"). The amounts shown in the parenthetical presentation on the Consolidated Balance Sheet represent the assets of SUSP that can only be used to settle the obligations of SUSP, and the liabilities of SUSP for which creditors have no access to the general credit of SUSS, as of December 31, 2013 and June 30, 2014.

The liabilities of SUSP which are guaranteed by us are as follows:

	December 31, 2013	June 30, 2014
	(in thousands)
Accounts payable	$82,622	$98,944
Current portion of long-term debt	25	26
Long-term debt and revolver	181,716	181,702
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
In addition, the Omnibus Agreement provides that for future stores not included in the sale leaseback arrangement, SUSS is obligated to purchase any fuel it sells in the future from SUSP, for a period of ten years, either at a negotiated rate or a defined alternate fuel sales rate. We sold six convenience store properties to SUSP for $31.0 million during the quarter ended June 29, 2014, and these stores were leased back to SUSS. Since SUSP's IPO, we have sold a total of 46 convenience store properties to SUSP, for a total cost of $191.7 million, through June 29, 2014.

3.Acquisitions
The Company completed the acquisition of 47 convenience stores, 19 dealer supply contracts, one stand-alone branded quick-serve restaurant, five raw tracts of land for future store development and the right to acquire two tracts of land from related entities in January 2014 (“Sac-N-Pac Acquisition”). This transaction expands our retail and wholesale operations in a rapidly growing area of central Texas. The acquisition was recorded in the financial statements by allocating the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the acquisition cost over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Allocation of the purchase price for this acquisition was finalized during the second quarter 2014. The final purchase price allocation is reflected in the financial statements as follows:

June 29, 2014
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
FASB ASU No. 2014-09. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This update establishes a core principal requiring revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. The Company has not yet determined the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.
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

5.Accounts Receivable

Accounts receivable consisted of the following:

	December 29, 2013	June 29, 2014
	(in thousands)
Accounts receivable, trade	$74,338	$81,887
Credit card receivables	43,693	57,421
Vendor receivables for rebates, branding and others	10,580	11,354
ATM fund receivables	7,736	10,415
Notes receivable, short-term	670	534
Other receivables	2,609	2,480
Allowance for uncollectible accounts	(480)	(654)
Accounts receivable, net	$139,146	$163,437

6.	Inventories

Inventories consisted of the following:

	December 29, 2013	June 29, 2014
	(in thousands)
Merchandise	$63,369	$68,745
Fuel-retail	37,364	42,914
Fuel-consignment	6,543	7,510
Fuel-other wholesale	8,160	35,644
Lottery	2,362	2,605
Equipment and maintenance spare parts	9,398	9,851
Allowance for inventory shortage and obsolescence	(675)	(530)
Inventories, net	$126,521	$166,739

7.	Property and Equipment

Property and equipment consisted of the following:

	December 29, 2013	June 29, 2014
	(in thousands)
Land	$209,081	$257,876
Buildings and leasehold improvements	427,218	489,014
Equipment	358,413	399,947
Construction in progress	31,685	67,851
Total property and equipment	1,026,397	1,214,688
Less: Accumulated depreciation	289,537	317,165
Property and equipment, net	$736,860	$897,523

8.	Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test is performed as of the first day of the fourth quarter of the fiscal year. At December 29, 2013 and June 29, 2014, we had $254.3 million and $255.3 million, respectively, of goodwill recorded in conjunction with business combinations. The increase of $1.0 million in 2014 is related to the Sac-N- Pac Acquisition. For additional information see Note 3. The 2013 impairment analysis indicated no impairment in goodwill. As of June 29, 2014, we evaluated potential impairment indicators and we believe no indicators of impairment occurred during the first six months of 2014, and we believe the assumptions used in the analysis performed in 2013 are still relevant and indicative of our current operating environment. As a result, no impairment was recorded to goodwill during the first six months of 2014.
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

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets, excluding goodwill, at December 29, 2013 and June 29, 2014:

	December 29, 2013			June 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Indefinite-lived
Trade name	$45	$—	$45	$45	$—	$45
Franchise rights	489	—	489	489	—	489
Liquor licenses	12,038	—	12,038	12,038	—	12,038
Finite-lived
Franchise rights	—	—	—	263	8	255
Supply agreements	34,573	12,924	21,649	38,119	14,681	23,438
Favorable leasehold arrangements, net	502	(82)	584	502	(111)	613
Loan origination costs	5,832	992	4,840	5,832	1,593	4,239
Trade names	4,246	2,264	1,982	5,537	2,513	3,024
Other	389	32	357	905	134	771
Intangible assets, net	$58,114	$16,130	$41,984	$63,730	$18,818	$44,912

9.	Long-Term Debt

Long-term debt consisted of the following:

	December 29, 2013	June 29, 2014
	(in thousands)
SUSS revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	$189,250	$297,620
SUSP revolving credit agreement, bearing interest at Prime or LIBOR plus applicable margin	156,210	232,240
SUSP term loan, bearing interest at Prime or LIBOR plus applicable margin	25,866	—
Other notes payable	4,543	4,526
Total debt	375,869	534,386
Less: current maturities	535	540
Long-term debt, net of current maturities	$375,334	$533,846
The fair value of the revolving credit facilities and other notes payable are estimated to be $534.7 million as of June 29, 2014. Other notes payable consist of long-term, fixed-rate mortgage notes ranging from 4.0% to 7.0% maturing from 2016 to 2031. The fair value of the other notes payable is based on the par value of the loans and an analysis of the net present value of remaining payments at a rate calculated off U.S. Treasury Securities. Fair value approximates carrying value on revolving credit facilities due to their variability. The estimated fair value of the other notes payable is calculated using Level 3 inputs.
SUSP Term Loan
On September 25, 2012, in connection with the SUSP IPO, SUSP entered into a Term Loan and Security Agreement with Bank of America, N.A. for a $180.7 million term loan facility, expiring September 25, 2015 (the “SUSP Term Loan”). Borrowings under the SUSP Term Loan bear interest at (i) a base rate (a rate based off of the higher of (a) the Federal Funds Rate plus 0.5%, (b) Bank of America's prime rate or (c) LIBOR plus 1.00%) or (ii) LIBOR plus 0.25%. During the first quarter of 2014, the SUSP Term Loan was repaid and the collateral account was liquidated.

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
The interest rates under the 2013 SUSS Revolver are calculated at either a base rate or LIBOR plus a margin of 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of LIBOR loans), based on a leverage grid. In addition, the unused portion of the 2013 SUSS Revolver is subject to a commitment fee ranging from 0.30% to 0.40% based on SUSS' consolidated total leverage ratio. The 2013 SUSS Revolver may be prepaid at any time in whole or in part without premium or penalty, other than breakage costs if applicable, and requires the maintenance of (i) a senior secured leverage ratio of (a) prior to March 31, 2015, not more than 2.75 to 1.00 and (b) on and after March 31, 2015, not more than 2.50 to 1.00 and (ii) a fixed charge coverage ratio of not less than 1.50 to 1.00. We were in compliance with all financial covenants as of June 29, 2014.
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
As of June 29, 2014, we had $297.6 million in borrowings under the 2013 SUSS Revolver and $2.0 million in standby letters of credit. The unused availability on the 2013 SUSS Revolver at June 29, 2014, was $200.4 million.
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
As of June 29, 2014, the amount borrowed on the SUSP Revolver was $232.2 million and there were $10.9 million in standby letters of credit. The unused availability on the SUSP Revolver at June 29, 2014, was $156.9 million. SUSP was in compliance with all covenants at June 29, 2014.
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

The components of net rent expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(in thousands)
Cash rent:
Store base rent	$11,900	$12,072	$23,775	$24,094
Equipment rent	433	300	819	647
Contingent rent	76	81	146	149
Total cash rent	12,409	12,453	24,740	24,890
Non-cash rent:
Straight-line rent	312	(54)	306	(107)
Amortization of deferred gain	(557)	(652)	(1,142)	(1,210)
Net rent expense	$12,164	$11,747	$23,904	$23,573
Letters of Credit
We were contingently liable for $2.0 million related to irrevocable letters of credit required by various insurers and suppliers at June 29, 2014, under the SUSS Revolver. In addition there was $10.9 million related to irrevocable letters of credit required by various suppliers at June 29, 2014, under the SUSP Revolver.
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
On May 6, 2014, two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware challenging the proposed acquisition of the Company by Energy Transfer Partners, L.P.: John Bruce Copeland, III, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9613-VCG; and Natalie Gordon, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9620-VCG. Both complaints name as defendants the Company, the members of our Board of Directors, and Energy Transfer Partners, L.P. and related entities. The complaints assert claims for breach of fiduciary duty against the members of our Board of Directors and against the Company and Energy Transfer Partners, L.P. and related entities for aiding and abetting breach of fiduciary duty. The complaints allege that the proposed merger consideration is inadequate and unfair, that the process leading up to the proposed acquisition is unfair, and that the merger agreement contains preclusive deal protection devices. The complaints seek to enjoin the proposed acquisition or rescind the acquisition to the extent it is consummated, rescissory damages, an accounting, a constructive trust, attorneys’ fees, expert fees and costs, and other equitable relief. On June 17, 2014, the plaintiffs filed an amended consolidated class action complaint. The Company believes that the allegations of the complaints are without merit.

11.	Interest Expense and Interest Income

The components of net interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(in thousands)
Cash interest expense	$24,445	$3,620	$34,335	$6,742
Capitalized interest	(268)	(248)	(758)	(336)
Amortization of loan costs and issuance discount, net	8,601	301	9,419	566
Cash interest income	(111)	(52)	(224)	(179)
Interest expense, net	$32,667	$3,621	$42,772	$6,793

12.	Income Tax
Our interim provision for income taxes is based on our estimated annual effective tax rate for the year of 27.8% plus any discrete items. For the six months ended June 29, 2014, our computed tax rate was 28.3%, as compared to the computed tax rate for the six months ended June 30, 2013 of 26.4%. These tax rates are computed as a percentage of net income before taxes and before reduction for noncontrolling interest. Included in our provision for income tax is a tax imposed by the state of Texas of 0.5% of gross profit in Texas (“margin tax”). SUSP, as a limited partnership, is not generally subject to state and federal income tax, with the exception of the margin tax in the state of Texas. SUSP is included in the SUSS combined margin tax return. In addition, SUSS includes its share of the components of SUSP's taxable income in its U.S. and state income tax returns.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. The Company files several income tax returns as well as either state income or franchise tax returns in Texas, Oklahoma, New Mexico and Louisiana. The Company is subject to examinations in all jurisdictions for all returns for the 2010 through 2013 tax years.
As of June 29, 2014, all tax positions taken by the Company are considered highly certain or more likely than not. There are no positions the Company reasonably anticipates will significantly increase or decrease within 12 months of the reporting date, and therefore no adjustments have been recorded related to unrecognized tax benefits.

13.Shareholders’ Equity
A total of 125,000,000 shares of common stock $0.01 par value, have been authorized, of which 21,634,618 were issued and 21,439,944 were outstanding as of December 29, 2013, and 21,702,922 were issued and 21,678,700 were outstanding as of June 29, 2014. Included in these amounts are 159,558 and 133,872 shares as of December 29, 2013 and June 29, 2014, respectively, which represent restricted shares that are not yet vested. Treasury shares consist of 194,674 and 24,222 shares as of December 29, 2013 and June 29, 2014, respectively, which were originally issued as shares of restricted stock which were forfeited prior to vesting, were withheld to pay employee payroll taxes upon vesting or were repurchased in the open market. Options to purchase 335,990 shares of common stock are outstanding as of June 29, 2014, 237,853 of which are vested. Additionally, 456,949 restricted stock units are outstanding as of June 29, 2014, of which 329,666 remain subject to performance criteria in addition to time-vesting (See Note 14).
A total of 25,000,000 preferred shares have been authorized, par value $0.01 per share, although none have been issued.
Noncontrolling interest primarily represents the equity in SUSP owned by outside limited partners (see Note 2).
Changes to equity during the six months ended June 29, 2014 are presented below:

	Susser Holdings Corporation Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
	(in thousands)
Balance at December 29, 2013	$415,467	$210,043	$625,510
Net income	10,502	9,830	20,332
Non-cash stock-based compensation	6,611	—	6,611
Excess tax benefits on stock-based compensation	2,801	—	2,801
Issuance of common stock	810	—	810
Repurchase of common stock	(8)	—	(8)
Distributions to noncontrolling interest	—	(10,798)	(10,798)
Balance at June 29, 2014	$436,183	$209,075	$645,258

14.	Share-Based Compensation

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

	Stock Options
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 30, 2012	589,163	$13.24
Granted	65,000	48.12
Exercised	(101,543)	14.05
Forfeited or expired	(4,500)	20.98
Balance at December 29, 2013	548,120	17.17
Granted	—	—
Exercised	(201,630)	10.97
Forfeited or expired	(10,500)	50.21
Balance at June 29, 2014	335,990	$19.85
Exercisable at June 29, 2014	237,853	$13.17
Vested and expected to vest at June 29, 2014	331,734	$19.87

	Restricted Stock
	Number of Shares	Grant-Date Average Fair Value Per Share
Nonvested at December 30, 2012	195,560	$18.89
Granted	61,270	45.73
Vested	(89,535)	17.62
Forfeited	(7,737)	29.65
Nonvested at December 29, 2013	159,558	29.39
Granted	19,467	61.17
Vested	(36,924)	17.42
Forfeited	(8,229)	29.17
Nonvested at June 29, 2014	133,872	$36.95

	Restricted Stock Units
	Number of Units	Grant-Date Average Fair Value Per Unit
Nonvested at December 30, 2012	332,364	$21.85
Granted	465,299	48.01
Vested	(63,537)	17.37
Forfeited (1)	(194,387)	22.73
Nonvested at December 29, 2013	539,739	43.42
Granted	191,815	58.24
Vested	(43,305)	60.58
Forfeited (2)	(231,300)	45.08
Nonvested at June 29, 2014	456,949	$49.96
Remain subject to performance criteria	329,666	$56.83

(1) Includes a total of 171,192 units forfeited due to incomplete attainment of all performance criteria.
(2) Includes a total of 186,397 units forfeited due to incomplete attainment of all performance criteria.

During the second quarter of 2014, we granted 636 shares of restricted stock with an aggregate fair value of $50,000, which will be amortized over the requisite service period. During the second quarter of 2014, we granted 806 restricted stock units with an aggregate fair market value of $63,000, which will be amortized to expense over the requisite service period. The restricted stock units are subject to performance criteria and vest between 2015 and 2017.
Phantom Common Unit Awards
SUSP has issued a total of 54,669 phantom unit awards to certain directors and employees of SUSS under the Susser Petroleum Partners LP 2012 Long Term Incentive Plan ("2012 LTIP") of which 6,354 were issued in the first six months of 2014 with an aggregate fair value of $0.2 million. The fair value of each phantom unit on the grant date was equal to the market price of our common unit on that date reduced by the present value of estimated dividends over the vesting period, since the phantom units do not receive dividends until vested. The estimated fair value of our phantom units is amortized over the vesting period using the straight-line method. Non-employee director awards vest at the end of a one-to-three-year period and employee awards vest ratably over a two to five-year service period. The fair value of phantom units outstanding as of June 29, 2014 totaled $0.8 million.
 We recognized consolidated non-cash stock compensation expense of $1.2 million and $3.4 million during the three months ended June 30, 2013 and June 29, 2014, respectively and $2.8 million and $6.6 million during the six months ended June 30, 2013 and June 29, 2014, respectively, which is included in general and administrative expense.

Any unvested options, restricted stock, restricted stock units and phantom common unit awards will vest upon closing of the merger with ETP, with the exception of certain specified restricted stock units and any awards that were granted subsequent to April 27, 2014.

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

Segment Financial Data for the Three Months Ended June 30, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$274,727	$—	$—	$—	$274,727
Motor fuel (4)	805,850	1,132,081	(661,002)	—	1,276,929
Other	9,980	9,283	(5,483)	73	13,853
Total revenue (4)	1,090,557	1,141,364	(666,485)	73	1,565,509
Gross profit:
Merchandise	94,131	—	—	—	94,131
Motor fuel	42,987	17,081	819	—	60,887
Other	9,979	5,086	(2,140)	67	12,992
Total gross profit	147,097	22,167	(1,321)	67	168,010
Selling, general and administrative (3)	109,345	7,188	—	2,205	118,738
Depreciation, amortization and accretion	12,698	2,893	(638)	191	15,144
Other operating expenses (income) (1)	601	73	—	5	679
Operating income (loss)	24,453	12,013	(683)	(2,334)	33,449
Unallocated interest expense, net	—	—	—	—	(32,667)
Unallocated other miscellaneous	—	—	—	—	(161)
Income before income taxes	$24,453	$12,013	$(683)	$(2,334)	$621
Gallons	236,075	389,569	(233,404)	—	392,240
Total assets (5)	$1,032,066	$374,643	$(80,165)	$38,044	$1,364,588
Gross capital expenditures (2)	$46,577	$34,146	$(26,419)	$—	$54,304

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

Segment Financial Data for the Three Months Ended June 29, 2014
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$318,186	$—	$—	$—	$318,186
Motor fuel	926,686	1,385,551	(770,895)	—	1,541,342
Other	11,522	12,220	(8,665)	69	15,146
Total revenue	1,256,394	1,397,771	(779,560)	69	1,874,674
Gross profit:
Merchandise	107,692	—	—	—	107,692
Motor fuel	49,475	20,705	803	—	70,983
Other	11,522	6,777	(4,247)	(20)	14,032
Total gross profit	168,689	27,482	(3,444)	(20)	192,707
Selling, general and administrative (3)	128,714	10,060	—	7,329	146,103
Depreciation, amortization and accretion	15,662	4,361	(1,895)	210	18,338
Other operating expenses (income) (1)	1,168	(20)	—	(250)	898
Operating income (loss)	23,145	13,081	(1,549)	(7,309)	27,368
Unallocated interest expense, net	—	—	—	—	(3,621)
Income before income taxes	$23,145	$13,081	$(1,549)	$(7,309)	$23,747
Gallons	263,904	461,709	(262,604)	—	463,009
Total assets (4)	$1,288,603	$449,833	$(184,328)	$31,028	$1,585,136
Gross capital expenditures (2)	$60,822	$38,073	$(31,014)	$—	$67,881

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

Segment Financial Data for the Six Months Ended June 30, 2013
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$522,205	$—	$—	$—	$522,205
Motor fuel (4)	1,588,829	2,233,400	(1,307,727)	—	2,514,502
Other	19,912	17,197	(10,095)	215	27,229
Total revenue (4)	2,130,946	2,250,597	(1,317,822)	215	3,063,936
Gross profit:
Merchandise	175,964	—	—	—	175,964
Motor fuel	79,997	32,246	1,507	—	113,750
Other	19,911	8,906	(3,586)	103	25,334
Total gross profit	275,872	41,152	(2,079)	103	315,048
Selling, general and administrative (3)	216,236	14,260	—	5,043	235,539
Depreciation, amortization and accretion	24,660	5,620	(1,259)	305	29,326
Other operating expenses (income) (1)	986	89	—	52	1,127
Operating income (loss)	33,990	21,183	(820)	(5,297)	49,056
Unallocated interest expense, net	—	—	—	—	(42,772)
Unallocated other miscellaneous	—	—	—	—	(239)
Income before income taxes	$33,990	$21,183	$(820)	$(5,297)	$6,045
Gallons	459,552	756,833	(454,016)	—	762,369
Total assets (5)	$1,032,066	$374,643	$(80,165)	$38,044	$1,364,588
Gross capital expenditures (2)	$85,765	$63,388	$(52,519)	$—	$96,634

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

Segment Financial Data for the Six Months Ended June 29, 2014
(dollars and gallons in thousands)

	Retail Segment	Wholesale Segment	Intercompany Eliminations	All Other	Totals
Revenue:
Merchandise	$594,561	$—	$—	$—	$594,561
Motor fuel	1,749,610	2,611,762	(1,453,453)	—	2,907,919
Other	22,372	24,204	(16,813)	46	29,809
Total revenue	2,366,543	2,635,966	(1,470,266)	46	3,532,289
Gross profit:
Merchandise	201,504	—	—	—	201,504
Motor fuel	82,019	39,375	1,828	—	123,222
Other	22,372	13,399	(8,274)	(73)	27,424
Total gross profit	305,895	52,774	(6,446)	(73)	352,150
Selling, general and administrative (3)	248,472	19,316	—	11,957	279,745
Depreciation, amortization and accretion	29,964	8,688	(3,682)	409	35,379
Other operating expenses (income) (1)	2,180	(20)	—	(289)	1,871
Operating income (loss)	25,279	24,790	(2,764)	(12,150)	35,155
Unallocated interest expense, net	—	—	—	—	(6,793)
Income before income taxes	$25,279	$24,790	$(2,764)	$(12,150)	$28,362
Gallons	514,174	895,465	(510,263)	—	899,376
Total assets (4)	$1,288,603	$449,833	$(184,328)	$31,028	$1,585,136
Gross capital expenditures (2)	$189,605	$71,304	$(58,549)	$—	$202,360

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(dollars in thousands, except per share amounts)
Basic:
Net income (loss) attributable to Susser Holdings Corporation	$(4,260)	$12,325	$(4,492)	$10,502
Weighted average number of common shares outstanding during the period	21,138,278	21,521,198	21,103,250	21,435,979
Per common share – basic	$(0.20)	$0.57	$(0.21)	$0.49
Diluted:
Net income (loss) attributable to Susser Holdings Corporation (a)	$(4,272)	$12,325	$(4,499)	$10,502
Denominator for diluted earnings per share:
Weighted average number of common shares outstanding during the period	21,138,278	21,521,198	21,103,250	21,435,979
Incremental common shares attributable to outstanding dilutive options and unvested restricted shares/units	—	371,652	—	477,555
Denominator for diluted earnings per common share	21,138,278	21,892,850	21,103,250	21,913,534
Per common share – diluted	$(0.20)	$0.56	$(0.21)	$0.48
Options and unvested restricted shares/units not included in diluted net income attributable to Susser Holdings Corporation common shareholders because the effect would be anti-dilutive	501,307	488	554,700	4,698
(a) Adjusted for dilutive impact of the noncontrolling interest in SUSP of SUSP dilutive units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K, including the audited consolidated financial statements for the fiscal year ended December 29, 2013. Our fiscal year contains either 52 or 53 weeks and ends on the Sunday closest to December 31. All references to the second quarter and first half of 2013 and 2014 refer to the 13-week and 26-week periods ended June 30, 2013 and June 29, 2014, respectively. EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR are non-GAAP financial measures of performance, each of which have limitations and should not be considered as a substitute for net income. Please see footnote (4) under “Key Operating Metrics” below for a discussion of our use of EBITDA, Adjusted EBITDA, Adjusted EBITDAR and fuel-margin-neutral Adjusted EBITDAR in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation to net income for the periods presented.
Forward-Looking Statements
This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection under the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs, anticipated capital expenditures, expected cost savings and benefits are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations, other non-traditional retailers located in our markets and other wholesale fuel distributors;

•	Dangers inherent in storing and transporting motor fuel;

•	Pending or future consumer or other litigation or adverse publicity concerning food quality, food safety or other health concerns related to our restaurant facilities;

•	Volatility in crude oil and wholesale petroleum costs;

•	Changing consumer preferences for alternative fuel sources or improvement in fuel efficiency;

•	Any changes in general economic, political or financial conditions;

•	Increasing consumer preferences for alternative motor fuels, or improvements in fuel efficiency;

•	Inability to build or acquire and successfully integrate new stores;

•	Dependence on our subsidiaries, including the Partnership, for cash flow generation;

•	Indirect exposure to the Partnership's business risks, by virtue of our significant relationships with the Partnership;

•	Operational limitations arising from our contractual agreements with the Partnership;

•	Our ability to comply with federal and state regulations including those related to environmental matters and the sale of alcohol and tobacco;

•	Wholesale cost increases of tobacco products or future legislation or campaigns to discourage smoking;

•	Healthcare reform legislation and regulation;

•	Compliance with, or changes in, tax laws - including those impacting the tax treatment of the Partnership;

•	Dependence on two principal suppliers for merchandise;

•	Dependence on suppliers for credit terms;

•	Seasonal trends in the industries in which we operate;

•	Dependence on senior management and the ability to attract qualified employees;

•	Acts of war and terrorism;

•	Dependence on our information technology systems;

•	Severe or unfavorable weather conditions;

•	Cross-border risks associated with the concentration of our stores in markets bordering Mexico;

•	Impairment of goodwill or indefinite lived assets; and

•	Other unforeseen factors.
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

Overview

Our operations include retail convenience stores and wholesale motor fuel distribution. We are a leading operator of convenience stores and one of the largest motor fuel distributors in Texas based on our store count and fuel volumes sold. As of June 29, 2014, our retail segment operated 636 convenience stores in Texas, New Mexico and Oklahoma offering merchandise, food service, motor fuel and other services. Our consolidated results include the operations of SUSP, of which we currently own 50.2% of the limited partner interests and 100% of SUSP's general partner. The share of SUSP's net income allocated to public limited partners is reflected as income attributable to noncontrolling interest.

On April 27, 2014, the Company entered into an Agreement and Plan of Merger with Energy Transfer Partners, L.P. (“ETP”) and certain other related entities, under which ETP will acquire the outstanding common shares of SUSS. By acquiring SUSS, ETP will also own the general partner interest and the incentive distribution rights in SUSP, and approximately 11 million SUSP common units (representing approximately 50.2% of SUSP’s outstanding units). The merger is expected to close during the third quarter, subject to shareholder approval. A special shareholder meeting is scheduled for August 28, 2014. Additional information is provided in Note 1 of our Notes to Consolidated Financial Statements.

For the three and six months ended June 29, 2014, we sold 463.0 million and 899.4 million gallons of motor fuel, respectively.  We purchase fuel directly from refiners and distribute it to our Stripes® convenience stores and independently operated consignment locations, contracted independent operators of convenience stores (“dealers”), unbranded convenience stores and other commercial users.  We believe our combined retail/wholesale business model makes it possible for us to pursue strategic acquisition opportunities and operate acquired properties under either format, providing an optimized return on investment.  Our market share and scale allows the integration of new or acquired stores while minimizing overhead costs. In addition, we believe our food service and merchandising offerings distinguish us from our competition, providing the opportunity for increased traffic in our stores.

We opened seven new or acquired retail stores during the second quarter of 2014, for a total of 636 retail stores operated at the end of the quarter. We have opened four additional retail stores to date in the third quarter of 2014. We currently have 17 new stores under construction, and expect to add a total of 27 to 33 new retail stores during 2014 in addition to the 47 stores we acquired from Sac-N-Pac in the first quarter of 2014. Our wholesale segment added 11 dealer and consignment sites and discontinued three during the second quarter of 2014, for a total of 624 independently operated sites supplied under long-term contracts at the end of the quarter. We expect to add a total of 50 to 65 new dealer and consignment sites during 2014, including 19 contracts acquired with the Sac-N-Pac transaction.

Our total revenues, net income (loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $1.9 billion, $12.3 million and $50.0 million, respectively, for second quarter 2014, compared to $1.6 billion, $(4.3) million and $50.5 million, respectively, for second quarter 2013.  For the first half of 2014, our total revenues, net income (loss) attributable to Susser Holdings Corporation and Adjusted EBITDA were $3.5 billion, $10.5 million and $79.0 million, respectively, compared to $3.1 billion, $(4.5) million and $82.3 million, respectively, for the first half of 2013. We incurred $3.1 million pre-tax charges in the second quarter 2014 related to the ETP merger. Excluding these charges, net income for three and six months was $14.3 million and $12.5 million, respectively, and Adjusted EBITDA was $53.1 million and $82.1 million for the respective three and six months periods. In the second quarter of 2013, we incurred $26.2 million pre-tax charges related to debt refinancing. Excluding these charges, net income for the three and six months ended June 2013 was $12.5 million and $12.3 million, respectively. Our business is seasonal, and we generally experience higher sales and profitability in the second and third quarters during the summer activity months and lowest during the first and fourth quarters.  For a description of our results of operations on a quarterly basis see “Quarterly Results of Operations and Seasonality.”

We typically experience lower fuel margins in periods when the cost of fuel increases gradually, and higher fuel margins in periods when the cost of fuel declines or is more volatile.  We report retail fuel margins before credit card fees, but higher fuel prices result in higher credit card costs, which tends to drive fuel margins higher to cover the additional credit card fees. Additionally, our fuel margins have historically exhibited seasonal differences, with lower fuel margins during the first and fourth quarters and the highest fuel margins in the second or third quarter of the year. Crude oil costs averaged approximately $103 per barrel during the second quarter of 2014, a 9.8% increase over the second quarter of 2013 based on West Texas intermediate spot prices. Our motor fuel costs typically follow a similar pattern to crude oil movements, and generally, rising fuel costs during the second quarter of 2014 contributed to a retail fuel margin of 18.7 cents per gallon compared to the five-year average of 22.0 cents per gallon for the second quarter. However, this year’s margin was slightly higher than the 18.2 cents per gallon margin for the second quarter of 2013. For the first half of 2014, retail fuel margin averaged 16.0 cents per gallon compared to 17.4 cents per gallon for the same period in 2013.

Wholesale segment third-party fuel margin averaged 6.5 cents per gallon for the second quarter of 2014, compared to 6.4 cents per gallon for the second quarter of 2013. Third party fuel margin averaged 6.3 cents per gallon for first half 2014, compared to 6.2 cents per gallon for first half 2013. Total fuel gross profit represented approximately 35% of our consolidated gross profit for the first half of 2013 and 2014.

The economy in Texas, where the majority of our operations are conducted, continues to fare better than many other parts of the United States.  Additionally, we believe our business has generally remained more resilient through economic cycles than many other retail formats.  We have reported positive comparable annual merchandise results for each of the last 25 years, a key metric we use to monitor performance. For the second quarter of 2014 we grew same store merchandise sales by 4.0%. We also saw a 2.0% increase in average gallons sold per retail store for the second quarter 2014, excluding the recently acquired Sac-N-Pac stores. Average gallons per store decreased by 0.4% including the lower-volume Sac-N-Pac stores.

We believe we have adequate liquidity and financial flexibility to continue to operate and grow our business. As of June 29, 2014, we had total consolidated revolver borrowings for SUSS and SUSP of $529.9 million and $12.9 million in standby letters of credit, with consolidated unused availability of $357.2 million. We had consolidated cash on the balance sheet of $26.8 million. At the end of the second quarter 2014, our consolidated net debt (total debt less cash) to last 12 months adjusted EBITDA was approximately 3.0 times.

Key Operating Metrics
The following table sets forth, for the periods indicated, information concerning key measures we rely on to gauge our operating performance:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(dollars and gallons in thousands, except motor fuel pricing and gross profit per gallon)
Revenue:
Merchandise sales	$274,727	$318,186	$522,205	$594,561
Motor fuel—retail	805,850	926,686	1,588,829	1,749,610
Motor fuel—wholesale to third parties (3)	471,079	614,656	925,673	1,158,309
Other	13,853	15,146	27,229	29,809
Total revenue (3)	$1,565,509	$1,874,674	$3,063,936	$3,532,289
Gross profit:
Merchandise	$94,131	$107,692	$175,964	$201,504
Motor fuel—retail	42,987	49,475	79,998	82,019
Motor fuel—wholesale to third parties (2)	10,066	12,886	18,723	24,211
Motor fuel—wholesale to Stripes (2)	7,015	7,819	13,523	15,164
Other, including intercompany eliminations	13,811	14,835	26,840	29,252
Total gross profit	$168,010	$192,707	$315,048	$352,150
Adjusted EBITDA (4):
Retail	$37,752	$39,975	$59,636	$57,423
Wholesale	15,380	18,199	27,698	34,942
Other	(2,601)	(8,164)	(5,007)	(13,349)
Total Adjusted EBITDA	$50,531	$50,010	$82,327	$79,016
Retail merchandise margin	34.3%	33.8%	33.7%	33.9%
Merchandise same-store sales growth (1)	2.2%	4.0%	3.2%	3.0%
Average per retail store per week:
Merchandise sales	$37.5	$38.8	$35.8	$36.8
Motor fuel gallons sold	32.5	32.4	31.8	32.0
Motor fuel gallons sold:
Retail	236,075	263,904	459,552	514,174
Wholesale - third party	156,165	199,105	302,817	385,202
Average retail price of motor fuel per gallon	$3.41	$3.51	$3.46	$3.40
Motor fuel gross profit cents per gallon:
Retail	18.2 ¢	18.7 ¢	17.4 ¢	16.0 ¢
Wholesale - third party (2)	6.4 ¢	6.5 ¢	6.2 ¢	6.3 ¢
Retail credit card expense cents per gallon	5.5 ¢	5.9 ¢	5.5 ¢	5.7 ¢

(1)	We include a store in the same store sales base in its thirteenth full month of our operation.

(2)	The wholesale margin from third parties excludes sales and gross profit to the retail segment.

(3)
In the fourth quarter of 2013, the Company revised its presentation of fuel taxes on motor fuel sales at its consignment locations to present such fuel taxes gross in motor fuel sales. Prior years' motor fuel sales have been adjusted to reflect this revision.

(4)
Excluding the ETP merger-related charges, Adjusted EBITDA was $53.1 million and $82.1 million for the three and six months ended June 29, 2014, respectively. This increase in reported EBITDA would be reflected in the "Other" line above.

We define EBITDA as net income (loss) attributable to Susser Holdings Corporation before net interest expense, income taxes, net income attributable to noncontrolling interest and depreciation, amortization and accretion. Adjusted EBITDA further adjusts EBITDA by excluding non-cash stock-based compensation expense and certain other operating expenses that are reflected in our net income that we do not believe are indicative of our ongoing core operations, such as significant non-

recurring transaction expenses and the gain or loss on disposal of assets and impairment charges. Adjusted EBITDAR adds back rent to Adjusted EBITDA. In addition, those expenses that we have excluded from our presentation of Adjusted EBITDA and Adjusted EBITDAR are also excluded in measuring our covenants under our revolving credit facility and indenture governing our debt agreements and indentures. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not presented in accordance with GAAP.
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

The following tables present a reconciliation of net income (loss) attributable to Susser Holdings Corporation to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(in thousands)
Net income (loss) and comprehensive income (loss) attributable to Susser Holdings Corporation	$(4,260)	$12,325	$(4,492)	$10,502
Net income and comprehensive income attributable to noncontrolling interest	4,834	4,781	8,942	9,830
Depreciation, amortization and accretion	15,144	18,338	29,326	35,379
Interest expense, net	32,667	3,621	42,772	6,793
Income tax expense	47	6,641	1,595	8,030
EBITDA	48,432	45,706	78,143	70,534
Non-cash stock based compensation	1,259	3,406	2,818	6,611
Loss on disposal of assets and impairment charge	679	898	1,127	1,871
Other miscellaneous expense	161	—	239	—
Adjusted EBITDA	50,531	50,010	82,327	79,016
Rent	12,164	11,747	23,904	23,573
Adjusted EBITDAR	$62,695	$61,757	$106,231	$102,589

	Fiscal Year Ended				Twelve Months Ended
	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013	June 30, 2013	June 29, 2014
	(in thousands)
Net income and comprehensive income attributable to Susser Holdings Corporation	$786	$47,457	$46,725	$14,331	$12,944	$29,325
Net income and comprehensive income attributable to noncontrolling interest	3	14	4,572	18,473	13,512	19,361
Depreciation, amortization and accretion	43,998	47,320	51,434	61,368	55,645	67,421
Interest expense, net	64,039	40,726	41,019	47,673	63,364	11,694
Income tax expense	4,994	26,347	33,645	16,940	17,370	23,375
EBITDA	113,820	161,864	177,395	158,785	162,835	151,176
Non-cash stock based compensation	2,825	3,588	4,337	7,760	4,280	11,553
Loss on disposal of assets and impairment charge	3,193	1,220	694	2,216	1,787	2,960
Other miscellaneous expense	174	346	471	287	505	48
Adjusted EBITDA	120,012	167,018	182,897	169,048	169,407	165,737
Rent	42,623	45,738	46,407	47,468	47,222	47,137
Adjusted EBITDAR	$162,635	$212,756	$229,304	$216,516	$216,629	$212,874
________________

(1)
Each of the line items for the twelve month period ended June 29, 2014 reflects the corresponding items for the fiscal year ended December 29, 2013, plus the items for the six months ended June 29, 2014, less the items for the six months ended June 30, 2013.

Refer to Note 15 of the accompanying Notes to Consolidated Financial Statements for a description of our segment reporting. The following table presents a reconciliation of our segment operating income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR:

	Three Months Ended
	Retail Segment		Wholesale Segment		All Other		Total
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(in thousands)
Operating income (loss)	$24,453	$23,145	$12,013	$13,081	$(3,017)	$(8,858)	$33,449	$27,368
Depreciation, amortization and accretion	12,698	15,662	2,893	4,361	(447)	(1,685)	15,144	18,338
Other miscellaneous	—	—	—	—	(161)	—	(161)	—
EBITDA	37,151	38,807	14,906	17,442	(3,625)	(10,543)	48,432	45,706
Non-cash stock based compensation	—	—	401	777	858	2,629	1,259	3,406
Loss (gain) on disposal of assets and impairment charge	601	1,168	73	(20)	5	(250)	679	898
Other operating expenses	—	—	—	—	161	—	161	—
Adjusted EBITDA	37,752	39,975	15,380	18,199	(2,601)	(8,164)	50,531	50,010
Rent	10,900	10,816	1,257	931	7	—	12,164	11,747
Adjusted EBITDAR	$48,652	$50,791	$16,637	$19,130	$(2,594)	$(8,164)	$62,695	$61,757

	Six Months Ended
	Retail Segment		Wholesale Segment		All Other		Total
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
	(in thousands)
Operating income (loss)	$33,990	$25,279	$21,183	$24,790	$(6,117)	$(14,914)	$49,056	$35,155
Depreciation, amortization and accretion	24,660	29,964	5,620	8,688	(954)	(3,273)	29,326	35,379
Other miscellaneous	—	—	—	—	(239)	—	(239)	—
EBITDA	58,650	55,243	26,803	33,478	(7,310)	(18,187)	78,143	70,534
Non-cash stock based compensation	—	—	806	1,484	2,012	5,127	2,818	6,611
Loss (gain) on disposal of assets and impairment charge	986	2,180	89	(20)	52	(289)	1,127	1,871
Other operating expenses	—	—	—	—	239	—	239	—
Adjusted EBITDA	59,636	57,423	27,698	34,942	(5,007)	(13,349)	82,327	79,016
Rent	21,774	21,784	2,117	1,786	13	3	23,904	23,573
Adjusted EBITDAR	$81,410	$79,207	$29,815	$36,728	$(4,994)	$(13,346)	$106,231	$102,589

Another key metric we use to measure our performance is “Fuel-Margin-Neutral Adjusted EBITDAR”. This metric reflects Adjusted EBITDAR assuming a consistent fuel margin in each period being compared, to eliminate variability in performance due to fuel price volatility, credit card expenses (which increase or decrease with the absolute price of fuel), fluctuating fuel margins and changes in short-term competitive conditions. Growth in Fuel-Margin-Neutral Adjusted EBITDAR is therefore achieved through increasing merchandise sales and margins, increasing fuel gallons sold and controlling expenses. This metric is currently used to determine one-half of our management bonus compensation and is a primary performance criteria for equity awards. As shown in the table below, our Fuel-Margin-Neutral Adjusted EBITDAR, based on our latest five-year average fuel margin, has increased 5% for the last twelve months ended June 29, 2014 compared the last twelve months ended June 30, 2013.

	Fiscal Year Ended					Twelve Months Ended
	January 2, 2011		January 1, 2012	December 30, 2012	December 29, 2013	June 30, 2013	June 29, 2014
	(in thousands, except cents per gallon)
Adjusted EBITDAR, Actual (1)	$162,635		$212,756	$229,304	$216,516	$216,629	$212,874
Adjustments:
CPG neutral adjustment - retail (2)	5,794		(22,462)	(18,416)	4,134	(7,157)	12,570
CPG neutral adjustment - wholesale (3)	1,774		(1,641)	(3,315)	(6,504)	(4,165)	(7,697)
G&A bonus & 401(k) match adjustment (4)	8,558		9,927	9,707	3,018	6,366	5,015
Fuel-Neutral Adjusted EBITDAR	$178,761		$198,580	$217,280	$217,164	$211,673	$222,762
Percent change from prior period (5)	8%		11%	9%	0%		5%

CPG adjustment - retail fuel (2)	0.8	¢	(2.9)¢	(2.2)¢	0.4 ¢	(0.8)¢	1.3 ¢
CPG adjustment - wholesale fuel (3)	0.4	¢	(0.3)¢	(0.6)¢	(1.0)¢	(0.7)¢	(1.1)¢

(1)
Adjusted EBITDAR is defined and reconciled to net income (loss) attributable to Susser Holdings Corporation in the preceding tables. This schedule has not been adjusted to exclude the $3.1 million ETP merger charge.

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

(5)
Calendar year periods compared to prior calendar year. Twelve-month period ended June 29, 2014 is compared to the twelve months ended June 30, 2013. Excluding the $3.1 million ETP merger charge would increase the percentage change for the twelve months ended June 2014 from 5% to 7%.

Second Quarter 2014 Compared to Second Quarter 2013
The following discussion of results for second quarter 2014 compared to second quarter 2013 compares the 13-week period of operations ended June 29, 2014 to the 13-week period of operations ended June 30, 2013. During the second quarter of 2014 we operated an average of 632 retail stores, 69 more than in the second quarter of 2013.
Total Revenue. Total revenue for second quarter 2014 was $1.9 billion, an increase of $309.2 million, or 19.7%, from second quarter 2013. The increase in total revenue was driven by a 30.5% increase in wholesale fuel revenue to third parties, an increase in merchandise sales of 15.8%, and a 15.0% increase in retail fuel revenue, as further discussed below.
Total Gross Profit. Total gross profit for second quarter 2014 was $192.7 million, an increase of $24.7 million, or 14.7% from second quarter 2013. The improvement was due to the increases in merchandise gross profit of $13.6 million, fuel gross profit of $10.1 million and other gross profit of $1.0 million. Included in the increase is the impact of new stores constructed or acquired during 2013 and 2014 ($16.1 million of growth in gross profit).

Merchandise Sales and Gross Profit. Merchandise sales were $318.2 million for second quarter 2014, an increase of $43.5 million, or 15.8% over second quarter 2013. The increase was due to a 4.0% merchandise same-store sales increase, accounting for $11.0 million of the increase, with the balance due to new stores built or acquired in 2013 and 2014. Merchandise same-store sales include food service sales but do not include motor fuel sales. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. Key categories contributing to the merchandise same-store sales increase were food service, beer and packaged drinks.
Merchandise gross profit was $107.7 million for the second quarter 2014, a 14.4% increase over second quarter 2013, which was driven by the increase in merchandise sales and partly offset by a decrease in margin. Merchandise margin as a percent of sales was 33.8% in the second quarter of 2014, compared to 34.3% in the second quarter 2013. The difference in margin between the two periods is primarily related to timing difference of rebate recognition in 2013. Key categories contributing to the merchandise gross profit dollar growth were packaged drinks, food service and beer. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for second quarter 2014 were $926.7 million, an increase of $120.8 million, or 15.0% over second quarter 2013, driven by an 11.8% increase in retail gallons sold, and by a 2.9% increase in the average retail price of motor fuel, to $3.51 per gallon. We sold an average of approximately 32,400 gallons per retail store per week in the second quarter 2014, 0.4% less than the second quarter 2013. Excluding the acquired Sac-N-Pac stores, which are lower volume stores, our average gallons per store grew 2.0% over the prior year. Retail motor fuel gross profit increased by $6.5 million or 15.1% from second quarter 2013, with $5.1 million related to the increase in gallons sold and $1.4 million attributable to increased gross profit per gallon sold. Our average retail fuel margin increased from 18.2 cents per gallon to 18.7 cents per gallon for second quarter 2013 and second quarter 2014, respectively. After deducting credit card fees, our net fuel margin increased from 12.7 cents per gallon to 12.8 cents per gallon from second quarter 2013 to second quarter 2014.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues from third parties for the second quarter 2014 were $614.7 million, a 30.5% increase over second quarter 2013. The increase was primarily driven by a 27.5% increase in gallons sold, almost half of which is attributable to the Gainesville Fuel acquisition completed in September 2013, and a 2.3% increase in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $20.7 million increased $3.6 million or 21.2% from second quarter 2013, due to the increase in gallons sold and a 0.4% increase in the gross profit per gallon from third parties from 6.4 to 6.5 cents per gallon (resulting in a $0.1 million increase in gross profit).
Other Revenue and Gross Profit. Other revenue of $15.1 million for second quarter 2014 increased by $1.3 million or 9.3% from second quarter 2013, with a $1.0 million or 7.4% increase in associated gross profit. Of this increase, $0.6 million was attributable to an increase in ATM income, $0.6 million to an increase in lottery income and $0.4 million to an increase in car wash income.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the second quarter 2014, personnel expense increased $12.7 million or 25.0% over second quarter 2013. Of the increase in personnel expense, $7.2 million was attributable to the new stores acquired or constructed during 2013 and 2014. As a percentage of merchandise sales, personnel expense increased by 150 basis points to 19.9% compared to last year, mostly attributable to start-up costs related to the increased number of new stores recently opened or acquired, including those acquired in the Sac-N-Pac acquisition, and a higher proportion of restaurant sales which require approximately two to three times the labor per dollar of sales. Also impacting personnel expense are the additional costs of healthcare mandated by the Affordable Care Act. Direct labor (excluding benefits) as a percentage of merchandise sales on a same-store basis increased by 13 basis points compared to second quarter 2013.

	Three Months Ended
	June 30, 2013		June 29, 2014
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$50,655	18.4%	$63,332	19.9%	$12,677	25.0%
General and Administrative Expenses. For second quarter 2014, general and administrative ("G&A") expenses increased by $7.1 million, or 63.1%, from second quarter 2013. The increase is primarily due to increased support expense related to additional stores and expanded wholesale fuel distribution business, increased non-cash stock based compensation expense, $1.7 million of additional bonus and 401(k) match accruals compared to prior year, and $3.1 million in costs related to the pending merger with ETP. The following table shows the relative components of G&A expenses expressed as a percent of non-fuel revenue plus fuel gallons (in thousands):

	Three Months Ended
	June 30, 2013		June 29, 2014
		% of Non-Fuel Revenue and Fuel Gallons		% of Non-Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$11,263	1.7%	$18,375	2.3%	$7,112	63.1%
Less: Non-cash stock based compensation	(1,259)	(0.2)%	(3,406)	(0.4)%	(2,147)	170.5%
Less: ETP merger expenses	—	—%	(3,114)	(0.4)%	(3,114)	100.0%
Other G&A expense	$10,004	1.5%	$11,855	1.5%	$1,851	18.5%
Non-Fuel Revenue and Fuel Gallons (1)	680,820		796,342
(1) Non-fuel revenue and fuel gallons is the sum of merchandise revenue, other revenue, and total fuel gallons. This metric is used as a fuel-price-neutral proxy for total revenue, as it eliminates the variability of fuel prices.
Other Operating Expenses. Other operating expenses increased by $8.0 million or 17.9% over second quarter 2013.  Operating expenses related to new stores accounted for $4.1 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Three Months Ended
	June 30, 2013		June 29, 2014
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Credit card expense	$13,068	4.8%	$15,659	4.9%	$2,591	19.8%
Utilities	6,822	2.5%	8,881	2.8%	2,059	30.2%
Maintenance	7,780	2.8%	8,767	2.8%	987	12.7%
Supplies	3,692	1.3%	4,203	1.3%	511	13.8%
Other operating expenses	13,294	4.8%	15,139	4.8%	1,845	13.9%
Total other operating expenses	$44,656	16.2%	$52,649	16.6%	$7,993	17.9%
Credit card expenses are directly tied to the cost of fuel and were 1.6% and 1.7% of retail fuel revenue for second quarter 2013 and second quarter 2014, respectively. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores, as well as increased costs related to the Gainesville Fuel business acquired in September 2013. Utility cost increases are attributable to increased natural gas prices, which drive higher electricity costs. Excluding credit card fees, other operating expenses as a percentage of merchandise sales was 11.6% in second quarter 2014 compared with second quarter 2013 at 11.5%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $0.9 million in the second quarter 2014 compared to $0.7 million in the second quarter of 2013, primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for second quarter 2014 of $18.3 million was up $3.2 million, or 21.1%, from second quarter 2013 due to additional assets in service.
Income from Operations. Income from operations for second quarter 2014 was $27.4 million, compared to $33.4 million for second quarter 2013. The decrease is primarily attributable to increases in personnel, G&A and operating expenses partly offset by higher gross profit of $24.7 million, as described above.
Interest Expense. Interest expense for the quarter decreased by $29.0 million over last year, primarily attributable to the costs associated with the redemption of our $425 million 8.5% notes (2016 Notes) on May 15, 2013.
Income Tax. The income tax expense for second quarter 2014 was $6.6 million compared to less than $0.1 million for the second quarter of 2013. The effective rate for the second quarter of 2014 was 27.8%, compared to 25.5% for the second quarter of 2013. Income attributable to SUSP's public unitholders is not taxable to SUSS for federal and state income tax purposes. SUSP is subject to Texas gross franchise tax and is included in the SUSS consolidated Texas franchise tax return.

See Note 12 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The portion of SUSP's net income attributable to non-controlling interest for both the second quarter of 2014 and second quarter of 2013 was $4.8 million.
Net Income/Loss Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the second quarter 2014 of $12.3 million, compared to net loss attributable to Susser Holdings Corporation of $4.3 million for second quarter 2013. Included in net income for 2014 is $3.1 million in pre-tax expenses related to the pending merger with ETP. Included in net loss for 2013 is the $26.2 loss on early extinguishment of debt, on a pre-tax basis. Excluding the charges related to the pending ETP merger and the redemption of our 2016 Notes in 2013, net income attributable to Susser Holdings Corporation was $14.3 million and diluted EPS was $0.66 for the three months ended June 29, 2014 compared to net income attributable to Susser Holdings Corporation of $12.5 million and diluted EPS of $0.59 for the three months ended June 30, 2013.
Adjusted EBITDA. Adjusted EBITDA for second quarter 2014 was $50.0 million, a decrease of $0.5 million, or 1.0% compared to second quarter 2013. Retail segment Adjusted EBITDA of $40.0 million increased by $2.2 million, or 5.9% compared to second quarter 2013. Wholesale segment Adjusted EBITDA of $18.2 million increased by $2.8 million, or 18.3% from second quarter 2013, primarily resulting from the higher fuel gross profit and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $8.2 million for the quarter, compared to net expenses of $2.6 million for the same period in 2013, which $3.1 million of this increase is attributed to ETP merger expenses. Excluding these transaction costs, Adjusted EBITDA for the second quarter of 2014 was $53.1 million, a 5.1% increase over the prior year.

First Half 2014 Compared to First Half 2013
The following discussion of results for first half 2014 compared to first half 2013 compares the 26-week period of operations ended June 29, 2014 to the 26-week period of operations ended June 30, 2013. During the first half of 2014 we operated an average of 622 retail stores, 61 more than in the first half of 2013.
Total Revenue. Total revenue for first half 2014 was $3.5 billion, an increase of $468.4 million, or 15.3% from first half 2013. The increase in total revenue was driven by an increase in merchandise sales of 13.9%, a 10.1% increase in retail fuel revenue, and by a 25.1% increase in wholesale fuel revenue to third parties, as further discussed below.
Total Gross Profit. Total gross profit for first half 2014 was $352.1 million, an increase of $37.1 million, or 11.8% from first half 2013. The increase was due to the increase in merchandise gross profit of $25.5 million, fuel gross profit of $9.2 million and other gross profit of $2.4 million, as further discussed below. Included in these increases are the impact of new stores constructed or acquired during 2013 and 2014 ($28.2 million of growth in gross profit).
Merchandise Sales and Gross Profit. Merchandise sales were $594.6 million for first half 2014, an increase of $72.4 million, or 13.9% over first half 2013. The increase was due to a 3.0% merchandise same-store sales increase, accounting for $15.7 million of the increase, with the balance due to new stores built or acquired in 2013 and 2014. Merchandise same-store sales include food service sales but do not include motor fuel sales. Food service includes sales from restaurant operations, hot dogs, fountain beverages, coffee and other food and beverages prepared in the store. Key categories contributing to the merchandise same-store sales increase were food service, beer, packaged drinks, snacks and tobacco.
Merchandise gross profit was $201.5 million for the first half 2014, a 14.5% increase over first half 2013, which was driven by the increase in merchandise sales. Merchandise margin as a percent of sales was 33.9% in the first half 2014 compared to 33.7% in the first half 2013. Key categories contributing to the merchandise gross profit dollar growth were food service, packaged drinks and beer. Our reported merchandise margins do not include other income from services such as ATM’s, lottery, prepaid phone cards, car washes and movie rentals.
Retail Motor Fuel Sales, Gallons and Gross Profit. Retail sales of motor fuel for first half 2014 were $1.7 billion, an increase of $160.8 million, or 10.1% over first half 2013, driven by an 11.9% increase in retail gallons sold. The increase was partly offset by a 1.6% decrease in the average retail price of motor fuel, to $3.40 per gallon. We sold an average of approximately 32,000 gallons per retail store per week in the first half 2014, 0.8% more than first half 2013. Excluding the acquired Sac-N-Pac stores, our average gallons per store grew 3.1% over the prior year. Retail motor fuel gross profit increased by $2.0 million or 2.5% from first half 2013 due to $9.5 million gross profit related to the increase in gallons sold, offset by a decrease in the gross profit per gallon. The average retail fuel margin decreased from 17.4 cents per gallon to 16.0 cents per gallon for first half 2013 and first half 2014, respectively, resulting in a resulting in a decrease to retail fuel gross profit of $7.5 million. After deducting credit card fees, the net margin decreased from 11.9 cents per gallon to 10.2 cents per gallon from first half 2013 to first half 2014.
Wholesale Motor Fuel Sales, Gallons and Gross Profit. Wholesale motor fuel revenues to third parties for the first half 2014 were $1.2 billion, a 25.1% increase over first half 2013. The increase was primarily driven by 27.2% increase in gallons sold, almost half of which is attributable to the Gainesville Fuel acquisition completed in September 2013, partly offset by 1.6% decrease in the wholesale selling price per gallon. Wholesale motor fuel gross profit of $39.4 million increased $7.1 million or 22.1% from first half 2013, due to the additional gallons sold and a 1.1% increase in the gross profit per gallon from third parties from 6.2 cents to 6.3 cents per gallon (responsible for a $0.3 million increase).
Other Revenue and Gross Profit. Other revenue of $29.8 million for first half 2014 increased by $2.6 million or 9.5% from first half 2013, with a $2.4 million or 9.0% increase in associated gross profit. Of this increase, $1.1 million is related to an increase in ATM income, $0.8 million increase in lottery income, $0.6 million increase in car wash income and $0.5 million increase in other income related to oil supplies.
Personnel Expense. Personnel expense consists primarily of retail store labor and overhead costs. For the first half 2014, personnel expense increased $20.0 million, or 19.7%, over first half 2013. Of the increase in personnel expense, $13.3 million was attributable to the new stores acquired or constructed during 2013 and 2014. As a percentage of merchandise sales, personnel expense increased by 100 basis points to 20.5% compared to last year, mostly attributable to start-up costs related to the large number of new stores recently opened or acquired, including those acquired in the Sac-N-Pac acquisition and a higher proportion of restaurant sales which require approximately two to three times the labor per dollar of sales. Also impacting personnel expense are the additional costs of healthcare mandated by the Affordable Care Act. Direct labor (excluding benefits) as a percentage of merchandise sales on a same-store basis was approximately the same as last year.

	Six Months Ended
	June 30, 2013		June 29, 2014
		% of Merchandise Sales		% of Merchandise Sales	$ Change	% Change
Personnel expense	$101,622	19.5%	$121,598	20.5%	$19,976	19.7%
General and Administrative Expenses. For first half 2014, general and administrative ("G&A") expenses increased by $10.5 million, or 41.6% from first half 2013. G&A expenses include non-cash stock-based compensation expenses, which were $6.6 million for the first half 2014, compared to $2.8 million for the first half 2013. The remaining $6.7 million increase was primarily due to additional support expenses related to additional stores, $2.5 million increase in bonus and 401(k) match accruals related to better performance against internal targets, and $3.1 million in costs related to the pending merger with ETP. The following table shows the relative components of G&A expenses expressed as a percent of non-fuel revenue plus fuel gallons (in thousands):

	Six Months Ended
	June 30, 2013		June 29, 2014
		% of Non-Fuel Revenue and Fuel Gallons		% of Non-Fuel Revenue and Fuel Gallons	$ Change	% Change
General and administrative expense	$25,310	1.9%	$35,832	2.4%	$10,522	41.6%
Less: Non-cash stock based compensation	(2,818)	(0.2)%	(6,611)	(0.4)%	(3,793)	134.6%
Less: ETP merger expenses	—	—%	(3,114)	(0.2)%	(3,114)	100.0%
Other G&A expense	$22,492	1.7%	$26,107	1.8%	$3,615	16.1%
Non-Fuel Revenue and Fuel Gallons (1)	1,311,803		1,523,746
(1) Non-fuel revenue and fuel gallons is the sum of merchandise revenue, other revenue, and total fuel gallons. This metric is used as a fuel-price-neutral proxy for total revenue, as it eliminates the variability of fuel prices.
Other Operating Expenses. Other operating expenses increased by $14.0 million or 16.6% over first half 2013.  Operating expenses related to new stores accounted for $6.8 million of increased costs. Significant changes to operating expenses are presented in the table below.

	Six Months Ended
	June 30, 2013	% of Merchandise Sales	June 29, 2014	% of Merchandise Sales	$ Change	% Change
Credit card expense	$25,401	4.9%	$29,431	5.0%	$4,030	15.9%
Utilities	12,492	2.4%	15,817	2.7%	3,325	26.6%
Maintenance	15,056	2.9%	16,335	2.7%	1,279	8.5%
Supplies	7,100	1.3%	8,152	1.3%	1,052	14.8%
Other operating expenses	24,654	4.7%	29,007	4.9%	4,353	17.7%
Total other operating expenses	$84,703	16.2%	$98,742	16.6%	$14,039	16.6%
Credit card expenses are directly tied to the cost of fuel and were 1.6% and 1.7% of retail fuel revenue for first half 2013 and first half 2014, repectively. The increase in other operating expenses is primarily related to the new stores and increased activity at existing stores, as well as increased costs related to the Gainesville Fuel business acquired in September 2013. Utility cost increases are resulting from increased natural gas prices, which drive higher electricity costs. Excluding credit card fees, other operating expenses as a percentage of merchandise sales were 11.7% in the first half 2014 compared to the first half 2013 at 11.4%.
Gain/Loss on sale and disposal of assets and impairment charge. We recognized a net loss on sale and disposal of $1.9 million in the first half 2014 compared to $1.1 million in the first half of 2013, primarily related to asset sales.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the first half 2014 of $35.4 million was up $6.1 million, or 20.6%, from first half 2013 due to the additional assets in service.
Income from Operations. Income from operations for first half 2014 was $35.2 million, compared to $49.1 million for first half 2013. The decrease is primarily attributed to an increase in personnel, G&A and operating expenses, partly offset by the increases merchandise gross profit of $25.5 million, wholesale fuel gross profit of $7.1 million and retail fuel gross profit of $2.0 million, as described above.
Interest Expense. Interest expense for the first half decreased by $6.8 million over last year, primarily reflecting the costs associated with the redemption of our $425 million 8.5% notes (2016 Notes) on May 15, 2013, offset by increased revolver activity.
Income Tax. The income tax expense for first half 2014 was $8.0 million, which consisted of $1.3 million of expense attributable to the Texas franchise tax and $6.7 million of income tax expense related to the federal and state income tax. This is an increase of $6.4 million from the first half of 2013. The effective tax rate for the first half of 2014 was 27.8%, compared to 26.4% for the first half of 2013. SUSP is subject to Texas franchise tax and will be included in the SUSS consolidated Texas franchise tax return. See Note 12 of the accompanying Notes to Consolidated Financial Statements for further discussion of our income tax provision.
Net income attributed to noncontrolling interest. The noncontrolling interest's portion of SUSP's net income for the first half 2014 was $9.8 million compared to $8.9 million in first half 2013, reflecting the increased net income of SUSP.
Net Income/Loss Attributable to Susser Holdings Corporation. We recorded net income attributable to Susser Holdings Corporation for the first half 2014 of $10.4 million, compared to net loss attributable to Susser Holdings Corporation of $4.5 million for first half 2013. Included in net income for 2014 is $3.1 million in expenses related to the pending merger with ETP. Included in net loss for 2013 is the $26.2 loss on early extinguishment of debt, on a pre-tax basis. Excluding the charges related to the pending ETP merger and the redemption of our 2016 Notes in 2013, net income attributable to Susser Holdings Corporation was $12.5 million and diluted EPS was $0.57 for the six months ended June 29, 2014 compared to net income attributable to Susser Holdings Corporation of $12.3 million and diluted EPS of $0.58 for the six months ended June 30, 2013
Adjusted EBITDA. Adjusted EBITDA for first half 2014 was $79.0 million, a decrease of $3.3 million, or 4.0% compared to first half 2013. Retail segment Adjusted EBITDA of $57.4 million decreased by $2.2 million, or 3.7% compared to first half 2013, primarily due to increased personnel costs and credit card expense partly offset by higher merchandise gross profit and higher fuel gross profit. Wholesale segment Adjusted EBITDA of $34.9 million increased by $7.2 million, or 26.2% from first half 2013, primarily resulting from the higher fuel gross profit per gallon and increased gallons sold. Other segment Adjusted EBITDA reflects net expenses of $13.3 million for the first half 2014, compared to net expenses of $5.0 million for the same period in 2013, which $3.1 million of this increase is attributed to ETP merger expenses. Excluding these transaction costs, Adjusted EBITDA for the second quarter of 2014 was $82.1 million, a 0.2% decrease from the prior year.

Liquidity and Capital Resources
Cash Flows from Operations. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facilities and other debt or equity transactions to finance our operations, to service our debt obligations, and to fund our capital expenditures. Due to the seasonal nature of our business, our operating cash flow is typically the lowest during the first quarter of the year since (i) sales tend to be lower during the winter months; (ii) we are building inventory in preparation for spring break and summer; (iii) fuel margins have historically trended lower in the first quarter; and (iv) we pay certain annual operating expenses during the first quarter. The summer months are our peak sales months, and therefore our operating cash flow tends to be the highest during the third quarter.
Cash flows provided by operations were $34.3 million and $27.4 million for the first six months of 2014 and 2013, respectively. The change in our cash provided by operating activities for the respective periods was primarily attributable to changes in operating results as previously discussed, and changes in working capital. Our daily working capital requirements fluctuate within each month, primarily in response to the timing of motor fuel tax, sales tax, interest and rent payments. We had $26.8 million of cash and cash equivalents on hand at June 29, 2014, compared to $22.5 million cash and cash equivalents at December 29, 2013.
Capital Expenditures. Gross capital expenditures, which include acquisitions, purchase of intangibles and accrued expenditures, were $202.4 million and $99.8 million during the first six months of 2014 and 2013, respectively. Included in capital expenditures for 2014 is approximately $88 million for the Sac-N-Pac acquisition, which includes 47 retail store and 19 dealer contracts. During the first six months of 2014, we opened nine newly constructed or acquired large-format retail stores, in addition to the Sac-N-Pac stores. Four additional stores have been opened to date in the third quarter. We currently have another 17 stores under construction.
Following is a summary of our recent operating site additions and closures by segment:

	Three Months Ended	Six Months Ended
	June 29, 2014	June 29, 2014
Retail stores:
Number at beginning of period	629	580
New stores	5	7
Acquired stores	2	49
Number at end of period	636	636
Wholesale dealer and consignment locations:
Number at beginning of period	616	591
New locations	11	38
Closed locations	(3)	(5)
Number at end of period	624	624
Other Investing Activities. During the first six months of 2014, we funded a portion of our new store construction by selling and leasing back 13 newly-constructed Stripes® stores to SUSP for a total of $58.6 million in proceeds. SUSP funded these purchases by liquidating the remaining balance of its marketable securities and borrowing on its revolving credit facility.
Cash Flows from Financing Activities. At June 29, 2014, our consolidated outstanding debt was $534.4 million and cash on the balance sheet was $26.8 million. Our net debt position at the end of the quarter is summarized as follows (in thousands):

	SUSP	SUSS	Total Consolidated
2013 SUSS revolver	$—	$297,620	$297,620
SUSP revolver	232,240	—	232,240
Other notes payable	4,062	464	4,526
Total debt outstanding	236,302	298,084	534,386
Cash	6,769	19,998	26,767
Debt less cash	$229,533	$278,086	$507,619

Additional details of our long-term debt are provided in Note 9 in the accompanying Notes to Consolidated Financial Statements.
SUSP made a $5.3 million distribution to public unit holders on February 28, 2014, related to its operations for the fourth quarter of 2013 and $5.5 million distribution to public unitholders on May 30, 2014, related to its operations for the first quarter of 2014. SUSP declared a quarterly distribution of $0.5197 per unit related to its second quarter 2014 operations on August 4, 2014.
Long Term Liquidity. We expect that our cash flows from operations, cash on hand, lease and mortgage financing and our revolving credit facilities will be adequate to provide for our short-term and long-term liquidity needs. Short-term liquidity under our revolving credit facilities at quarter-end is summarized below (in thousands):

	Total Capacity	Amount Borrowed	Outstanding Letters of Credit	Available Capacity
SUSP Revolver	$400,000	$232,240	$10,875	$156,885
2013 SUSS Revolver	500,000	297,620	2,017	200,363
Total	$900,000	$529,860	$12,892	$357,248
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
Properties. Most of our leases are net leases requiring us to pay taxes, insurance and maintenance costs. We believe that no individual site is material to us. The following table summarizes the number of owned and leased properties:

	June 29, 2014
	Owned	Leased
Operating sites:
Retail	301	335
Wholesale - SPC	9	26
Wholesale - SUSP	94	12
Inter-company leases	—	(46)
Total	404	327
Office locations	13	8
Properties under construction	16	1
Properties held for future development	57	—
Income producing properties	45	14
Surplus properties	58	2
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

Quarterly Results of Operations and Seasonality
The following table sets forth certain unaudited financial and operating data for each of the last six quarters. Each quarter consists of 13 weeks, unless noted otherwise. Our business is seasonal and we generally experience higher levels of revenues during the summer months than during the winter months.

	2013						2014
	(dollars and gallons in thousands, except per share amounts)
	1st QTR	2nd QTR	3rd QTR		4th QTR		1st QTR	2nd QTR
Merchandise sales	$247,478	$274,727	$281,610		$262,207		$276,375	$318,186
Motor fuel sales:
Retail	782,979	805,850	825,440		756,797		822,924	926,686
Wholesale	454,594	471,079	490,996		504,996		543,653	614,656
Other income	13,376	13,853	13,550		14,283		14,663	15,146
Total revenue	1,498,427	1,565,509	1,611,596		1,538,283		1,657,615	1,874,674
Merchandise gross profit	81,833	94,131	95,195		90,195		93,812	107,692
Motor fuel gross profit:
Retail	37,011	42,987	43,708		34,664		32,544	49,475
Wholesale	15,165	17,081	19,949		18,335		18,670	20,705
Other gross profit	13,029	13,811	13,367		13,702		14,417	14,835
Total gross profit	147,038	168,010	172,219		156,896		159,443	192,707
Income from operations	15,607	33,449	31,043		17,605		7,787	27,368
Net income (loss) attributable to Susser Holdings Corporation	$(232)	$(4,260)	$12,897		$5,926		$(1,823)	$12,325
Earnings (loss) per common share:
Basic	$(0.01)	$(0.20)	$0.61		$0.28		$(0.09)	$0.57
Diluted	$(0.01)	$(0.20)	$0.59		$0.27		$(0.09)	$0.56
Merchandise margin	33.1%	34.3%	33.8%		34.4%		33.9%	33.8%
Fuel gallons:
Retail	223,477	236,075	239,387		237,293		250,270	263,904
Wholesale	146,652	156,165	162,117		177,164		186,097	199,105
Motor fuel margin:
Retail (a)	16.6 ¢	18.2 ¢	18.3	¢	14.6	¢	13.0 ¢	18.7	¢
Wholesale (b)	5.9 ¢	6.4 ¢	7.8	¢	6.3	¢	6.1 ¢	6.5	¢

(a)	Before deducting credit card, fuel maintenance and other fuel related expenses.

(b)	Third party sales excludes sales to the retail segment.

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
As one of our critical accounting policies, goodwill is not amortized, but is tested annually for impairment, or more frequently, if events and circumstances indicate that the asset might be impaired. There are no indicators of impairment as of June 29, 2014.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 29, 2014, we had a total of $529.9 million variable rate debt outstanding, on a consolidated basis. The annualized effect of a one percentage point change in floating interest rates on our variable rate debt obligations outstanding at June 29, 2014, would be to change interest expense by approximately $5.3 million.
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
From time to time, we enter into interest rate swaps to either reduce the impact of changes in interest rates on our floating rate long-term debt or to take advantage of favorable variable interest rates compared to our fixed rate long-term debt. We had no interest swaps outstanding at December 29, 2013 or June 29, 2014.
We also periodically purchase motor fuel in bulk and hold in inventory. We hedge this inventory risk associated with bulk fuel operations through the use of fuel futures contracts which are matched in quantity and timing to the anticipated usage of the inventory. Fuel hedging positions are not significant to our operations.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2014, two purported class action lawsuits were filed in the Court of Chancery of the State of Delaware challenging the proposed acquisition of the Company by Energy Transfer Partners, L.P.: John Bruce Copeland, III, On Behalf of Himself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9613-VCG; and Natalie Gordon, On Behalf of Herself and All Others Similarly Situated, Plaintiff, v. Susser Holdings Corporation, et. al., Defendants, C.A. No. 9620-VCG. Both complaints name as defendants the Company, the members of our Board of Directors, and Energy Transfer Partners, L.P. and related entities. The complaints assert claims for breach of fiduciary duty against the members of our Board of Directors and against the Company and Energy Transfer Partners, L.P. and related entities for aiding and abetting breach of fiduciary duty. The complaints allege that the proposed merger consideration is inadequate and unfair, that the process leading up to the proposed acquisition is unfair, and that the merger agreement contains preclusive deal protection devices. The complaints seek to enjoin the proposed acquisition or rescind the acquisition to the extent it is consummated, rescissory damages, an accounting, a constructive trust, attorneys’ fees, expert fees and costs, and other equitable relief. The Company believes that the allegations of the complaints are without merit. On June 17, 2014, the plaintiffs filed an amended consolidated class action complaint.
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

SUSSER HOLDINGS CORPORATION
Date: August 8, 2014	By	/s/ Mary E. Sullivan
Mary E. Sullivan
Executive Vice President and Chief Financial Officer (On behalf of the registrant, and in her capacity as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 27, 2014 by and among Energy Transfer Partners, L.P., Drive Acquisition Corporation, Heritage Holdings, Inc., Energy Transfer Partners GP, L.P., Susser Holdings Corporation, and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (1)*

10.1	Support Agreement, dated April 27, 2014, by and among Energy Transfer Partners, L.P., Drive Acquisition Corporation, Sam L. Susser and Susser Family Limited Partnership.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation
(1) Incorporated by reference to the Current Report on Form 8-K of Susser Holdings Corporation filed April 28, 2014.

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.